Form 10-K
period 2010-12-31
COVANTA HOLDING CORP
filed 2011-02-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-06732
COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-6021257 (I.R.S. Employee Identification No.)
445 South Street, Morristown, N.J. (Address of Principal Executive Offices)	07960 (Zip Code)

Registrant’s telephone number, including area code:
(862) 345-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,151,555,224. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 11, 2011
Common Stock, $0.10 par value per share	149,161,625 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders.

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

About Covanta Holding Corporation

We are one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services.

Energy-from-waste serves two key markets as both a sustainable waste disposal solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 19 million tons of solid waste annually, representing approximately 5% of U.S. waste generation, and produce over 11 million megawatt hours of baseload electricity annually, representing over 5% of the nation’s non-hydroelectric renewable power. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 20 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric). We also operate waste management infrastructure that is complementary to our core EfW business.

We also hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing primarily on the United Kingdom where we continue to pursue several billion dollars worth of energy-from-waste development opportunities.

We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance; however these collectively account for only approximately 1% of our consolidated revenue.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In December 2010, we entered into an agreement to sell all of our interests in a 510 megawatts (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. In 2010, we retained the services of an investment banking firm which marketed our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India and our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In February 2011, we signed an agreement to sell one of the facilities in Tamil Nadu, India (Samalpatti). This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been reclassified to conform to this reclassification. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.

Prior to the fourth quarter of 2010, we had two reportable business segments — Americas and International. Since the fossil fuel independent power production facilities in the Philippines, India, and Bangladesh have been classified as Assets Held for Sale and the combined results of the remaining international assets do not meet the quantitative thresholds which required separate disclosure as a reportable segment, during the fourth quarter of 2010, we combined the remaining international assets with the insurance subsidiaries’ operations in the “All Other” category. Therefore, we have one reportable segment which is now Americas and is comprised of waste and energy services operations primarily in the United States and Canada.

Additional information about our reportable segments is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.

The Energy-From-Waste Process

Energy-from-waste facilities produce energy through the combustion of non-hazardous municipal solid waste (“MSW”) in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting, or sizing. In a typical mass-burn facility, waste collection trucks deliver waste to the facility, where it is dumped into a concrete storage pit, then loaded by an overhead crane into a feed chute leading to a furnace. The waste is combusted in a self-sustaining process at temperatures greater than 2,000 degrees Fahrenheit, and heat from the combustion process converts water inside steel tubes that form the furnace walls and boilers into steam. A superheater further heats the steam before it is either sent to a turbine generator to produce electricity (in most facilities), or sold directly to industrial or commercial users. From the boiler, the cooled gases enter an advanced air pollution control system, where dry scrubbers neutralize any acid-forming gases and a high-efficiency fabric baghouse captures more than 99% of particulate matter. The process reduces the waste to an inert ash that is only about 10% of its original volume. In addition, ferrous and non-ferrous metals are removed and recycled during the process. On average, each ton of waste processed yields approximately 550 kilowatt hours of electricity and approximately 50 pounds of recycled metal. Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process.

Environmental benefits of energy-from-waste

We believe that energy-from-waste offers solutions to public sector leaders around the world in addressing two key issues: sustainable waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities, we reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 20 times more potent a GHG than carbon dioxide (“CO2”)), lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. Based on estimates using the U.S. Environmental Protection Agency’s (“EPA”) Decision Support Tool, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. In addition, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners in North America, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Maximize the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuing to operate at our historic production levels, maintaining our facilities in optimal condition through our ongoing maintenance programs, extending or replacing waste and service contracts upon their expiration, seeking incremental revenue opportunities with our existing assets and expanding facility capacity where appropriate.

•	Grow in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the U.S., Canada and Europe, which we consider to be our core markets. We believe that there are numerous attractive opportunities in the United Kingdom in particular, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the EU Landfill Directive, which we believe will result in the development of over 10 million tons of new energy-from-waste capacity within the next 10 years.

We believe that our approach to development opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential new projects will be structured and financed. In general, prior to the commencement of construction of a new facility, we intend to enter into long-term contracts with municipal and/or commercial customers for a substantial portion of the disposal capacity and obtain non-recourse project financing for a majority of the capital investment. We intend to finance new projects in a prudent manner, minimizing the impact on our balance sheet and credit profile at the parent company level where possible.

•	Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. We have advanced our research and development efforts in these areas, and have developed and have patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance.

•	Advocate for public policy favorable to energy-from-waste. We seek to educate policymakers about the environmental and economic benefits of energy-from-waste and advocate for policies that appropriately reflect these benefits. Energy-from-waste is a highly regulated business, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

•	Allocate capital efficiently. We plan to allocate capital to maximize shareholder value by investing in high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders.

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

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the recent economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

The United States Congress has recently considered proposals designed to encourage two broad policy objectives: increased renewable energy generation and reduction of fossil fuel usage and related GHG emissions. Both the House of Representatives and the Senate have considered bills that address both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included among the technologies that help to achieve both of these policy objectives. The new Congress, we believe, is less likely to pursue cap-and-trade approaches to GHG reduction, and more likely to concentrate on encouraging a shift to cleaner energy generation through renewable technologies and other means. While legislation effecting new energy policy is far from certain and a vigorous debate is expected during 2011, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Growth and Development

We have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue to focus our efforts on pursuing development and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses. Additional details related to recent acquisitions and business development, are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are focusing our efforts on operating our existing business and pursuing strategic growth opportunities through development and acquisition with the goal of maximizing long-term stockholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. We are focusing on the United Kingdom, with additional opportunities in Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We have a growth pipeline and continue to pursue several billion dollars worth of energy-from-waste development opportunities. However, much remains to be done and there is substantial uncertainty relating to the bidding and permitting process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for all of our development projects.

AMERICAS SEGMENT

Energy-From-Waste Projects

Energy-from-waste projects have two essential purposes: to provide waste disposal services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity or steam generated by the projects is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under contracts, which expire on various dates between 2011 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

Our energy-from-waste projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam, and (3) the sale of ferrous and non-ferrous metals that are recycled as part of the energy-from-waste process. We may also generate additional revenue from the construction or expansion of a facility when a municipal client owns the facility. Our customers for waste disposal or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial waste haulers. Our facilities sell energy primarily to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern U.S.).

We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own, and in some cases operate, other renewable energy projects in the Americas segment which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities under contracts or into the regional power pool at short-term rates. For these projects, we receive revenue from sales of energy, capacity and/or cash from equity distributions and additional value from the sale of renewable energy credits.

Contract Structures

We currently operate energy-from-waste projects in 16 states and one Canadian province. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.

Our EfW projects can generally be divided into three categories, based on the applicable contract structure at a project: (1) “Tip Fee” projects, (2) “Service Fee” projects that we own, and (3) “Service Fee” projects that we do not own but operate on behalf of a municipal owner. At Tip Fee projects, we receive a per-ton fee for processing waste, and we typically retain all of the revenue generated from energy and recycled metal sales. We generally own or lease the Tip Fee facilities. At Service Fee projects, we typically charge a fixed fee for operating the facility, and the facility capacity is dedicated either primarily or exclusively to the host community client, which also retains the majority of any revenue generated from energy and recycled metal sales. As a result of these distinctions, the revenue generated at Tip Fee projects tends to be more dependent on operating performance, as well as market conditions, than the revenue at Service Fee projects.

Our projects were generally financed at construction with project debt in the form of tax-exempt municipal bonds issued by a sponsoring municipality, which generally mature at the same time the initial term of our service contract expires and are repaid over time based on set amortization schedules. At Tip Fee facilities, our project subsidiary is responsible for meeting any debt service or lease payment obligations out of the revenue generated by the facility. At Service Fee projects that we own and where project debt is in place, a portion of our monthly fee from the municipal client is dedicated, dollar-for-dollar, to project debt service. We are not responsible for debt service for projects that we neither own nor lease. When the service contract expires and the debt is paid off, the project owner (either Covanta or the municipal entity) will determine the form of any new contractual arrangements.

The following summarizes the typical contractual and economic characteristics of the three project structures in the Americas segment:

		Service Fee	Service Fee
	Tip Fee	(Owned)	(Operated)
Number of facilities:	14	11	16

Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively

Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation	Fixed fee, with performance incentives and inflation escalation

Energy revenue:	Covanta retains 100%	Share with client (typically retain 10%)	Share with client (typically retain 10%)

Metals revenue:	Covanta retains 100%	Share with client	Share with client

Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)	Pass through certain costs to municipal client (e.g. ash disposal)

Project debt service:	Covanta project subsidiary responsible	Paid explicitly as part of service fee	Client responsible for debt service

After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts	Client owns the facility; extend with Covanta or tender for new contract

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

To date, we have been generally successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Growth and Development for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability in next several years. See Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.

As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of energy will be less available than in the past. As a result, following the expiration of these long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. We may enter into contractual arrangements that will mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques.

In conjunction with our energy-from-waste business, we also own and/or operate 13 transfer stations, two ashfills and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.

Biomass Projects

We own and operate seven wood-fired generation facilities and have a 55% interest in a partnership which owns another wood-fired generation facility. Six of these facilities are located in California, and two are located in Maine. The combined gross energy output from these facilities is 191 MW. We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that float with the market.

At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. During 2010 and 2009, this margin was negative at certain of our biomass facilities. We suspended operations periodically at those locations until we entered into favorable long-term agreements for the energy output. We will consider taking similar action in the future if market conditions warrant such action. In 2010 and 2009, revenue from our biomass projects represented approximately 5% and 6%, respectively, of our Americas segment revenue.

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

Hydroelectric - We own a 50% equity interest in two small run-of-river hydroelectric facilities located in the State of Washington which sell energy and capacity to Puget Sound Energy under long-term energy contracts. We have a nominal equity investment in two hydroelectric facilities in Costa Rica.

Landfill Gas - We own and operate two landfill gas projects located in California and one in Massachusetts which produce electricity by combusting methane gas produced in landfills. These projects sell energy to various utilities. In both 2010 and 2009, revenue from our landfill gas projects was less than 1% of our Americas segment revenue. Upon the expiration of the remaining energy contracts, we expect that these projects will enter into new power off-take arrangements.

Summary information with respect to our Americas segment projects as of December 31, 2010 is provided in the following table:

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Southeast Massachusetts (1)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	N/A
4.	Indianapolis (2)	Indiana	2,362	6.5	Owner/Operator	2018	2028
5.	Niagara (2)	New York	2,250	50.0	Owner/Operator	N/A	2011-2020
6.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
7.	Union County (3)	New Jersey	1,440	42.1	Lessee/Operator	2023	N/A
8.	Tulsa (2)	Oklahoma	1,125	16.5	Owner/Operator	2012	2019
9.	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
10.	Kent County	Michigan	625	16.8	Operator	2023	2023
11.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
12.	Wallingford (3)	Connecticut	420	11.0	Owner/Operator	2020	N/A
13.	Springfield	Massachusetts	400	9.4	Owner/Operator	2014	N/A
14.	Pittsfield	Massachusetts	240	8.6	Owner/Operator	2015	2015
	SERVICE FEE (OWNED) STRUCTURES
15.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2016	2015
16.	Essex County (3)	New Jersey	2,277	66.0	Owner/Operator	2020	2020
17.	Plymouth	Pennsylvania	1,216	32.0	Owner/Operator	2014	2012
18.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
19.	Stanislaus County	California	800	22.4	Owner/Operator	2016	2011
20.	Huntington (4)	New York	750	24.3	Owner/Operator	2019	2012
21.	Babylon	New York	750	16.8	Owner/Operator	2019	2018
22.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
23.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
24.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
25.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

	SERVICE FEE (OPERATED) STRUCTURES
26.	Dade (1)	Florida	3,000	77.0	Operator	2023	2013
27.	Honolulu (1)	Hawaii	2,160	90.0	Operator	2032	2015
28.	Hartford (1)(5)	Connecticut	2,000	68.5	Operator	2012	2012
29.	Lee County	Florida	1,836	57.3	Operator	2024	2015
30.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2011
31.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
32.	Long Beach	California	1,380	36.0	Operator	2018	2018
33.	York	Pennsylvania	1,344	42.0	Operator	2015	2016
34.	Hennepin County (2)	Minnesota	1,212	38.7	Operator	2018	2018
35.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
36.	Pasco County	Florida	1,050	29.7	Operator	2016	2024
37.	Harrisburg (3)	Pennsylvania	800	20.8	Operator	2018	N/A
38.	Burnaby	British Columbia	720	25.0	Operator	2025	2013
39.	Huntsville (2)	Alabama	690	—	Operator	2016	2014
40.	MacArthur (3)	New York	486	12.0	Operator	2015	N/A
41.	Hudson Valley	New York	450	9.8	Operator	2014	2014

		SUBTOTAL	53,958	1,482.4
B.	ANCILLARY WASTE PROJECTS
	ASH and LANDFILLS
42.	CMW - Semass	Massachusetts	1,700	N/A	Operator	2020	N/A
43.	Peabody (ash only)	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
44.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
45.	Springfield (ash only)	Massachusetts	175	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	3,130
	TRANSFER STATIONS
46.	Derwood	Maryland	2,500	N/A	Operator	2015	N/A
47.	Girard Point	Pennsylvania	2,500	N/A	Owner/Operator	2012	N/A
48.	58th Street	Pennsylvania	2,000	N/A	Owner/Operator	2012	N/A
49.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2015	N/A
50.	Abington	Pennsylvania	940	N/A	Operator	2014	N/A
51.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
52.	Mamaroneck	New York	800	N/A	Owner/Operator	2015	N/A
53.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
54.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
55.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A
56.	Mt. Kisco	New York	350	N/A	Owner/Operator	2016	N/A
57.	Danvers	Massachusetts	250	N/A	Operator	2011	N/A
58.	Essex	Massachusetts	6	N/A	Operator	2015	N/A

		SUBTOTAL	13,231
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
59.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
60.	Pacific Ultrapower Chinese Station (6)	California	N/A	25.6	Part Owner	N/A	2017
61.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
62.	Jonesboro (3)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
63.	West Enfield (3)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
64.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
65.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
66.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015

		SUBTOTAL		190.6

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

	HYDROELECTRIC
67.	Rio Volcan (7)	Costa Rica	N/A	17.0	Part Owner	N/A	2011
68.	Don Pedro (7)	Costa Rica	N/A	14.0	Part Owner	N/A	2011
69.	Koma Kulshan (8)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
70.	South Fork (8)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL		48.0
	LANDFILL GAS
71.	Otay	California	N/A	7.4	Owner/Operator	N/A	2011-2019
72.	Haverhill (3)	Massachusetts	N/A	1.6	Lessee/Operator	N/A	N/A
73.	Stockton	California	N/A	0.8	Owner/Operator	N/A	2012

		SUBTOTAL		9.8

(1)	These facilities use a refuse-derived fuel technology.
(2)	These facilities have been designed to export steam for sale.
(3)	These facilities sell electricity into the regional power pool at prevailing rates.
(4)	Owned by a limited partnership in which the limited partners are not affiliated with us.
(5)	Under contracts with the Connecticut Resource Recovery Authority (“CRRA”), we operate only the boilers and turbines for this facility until May 31, 2012. In December 2010, the CRRA selected a new vendor to operate this facility beyond the May 31, 2012 expiration date if certain conditions are satisfied.
(6)	We have a 55% ownership interest in this project.
(7)	We have nominal ownership interests in these projects.
(8)	We have a 50% ownership interest in these projects.

OTHER PROJECTS

Outside the Americas segment, we presently have interests in various international power projects. In developing our international business, we have employed the same general approach to projects as is described above with respect to Americas segment projects. We intend to seek to develop or participate in additional international projects, particularly energy-from-waste projects, where the regulatory and market environments are attractive. With respect to some international energy-from-waste projects, ownership transfer to the sponsoring municipality (for nominal consideration) is required following expiration of the project’s long-term operating contract. The ownership and operation of facilities in foreign countries potentially entails significant political and financial uncertainties that typically are not encountered in such activities in the United States, as described below and discussed in Item 1A. Risk Factors.

Energy-From-Waste

In Operation

•	We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd, 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project). Chongqing Iron & Steel Group Environmental Investment Co. Ltd., a wholly owned subsidiary of Chongqing Iron & Steel Company (Group) Ltd., holds the remaining 60% equity interest in Sanfeng. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•	We own a 13% equity interest in a 500 metric tpd, 18 MW mass-burn energy-from-waste project at Trezzo sull’Adda in the Lombardy Region of Italy. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The project is operated by Ambiente 2000 S.r.l., an Italian special purpose limited liability company of which we own 40%. The solid waste supply for the project comes from municipalities and privately-owned waste haulers under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned electricity grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A.

Under Construction

•	In 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Ltd. received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China and the project’s 25 year waste concession agreement was executed. Construction of the facility has commenced and the project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the project has been constructed and for one year after operations commence.

•	We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The Taixing project commenced construction in late 2009 and the project company has obtained Rmb 163 million in project financing which, together with available cash from existing operations, will fund construction costs.

Independent Power Projects

•	A partnership, in which we hold a 26% equity interest, owns a 510 MW (gross) coal-fired electric power generation facility located in Mauban, Quezon Province, the Philippines (“Quezon”). The remaining equity interests are held by an affiliate of International Generating Company, an affiliate of Electricity Generating Public Company Limited (“EGCO”) (a company listed on the Stock Exchange of Thailand) and an entity owned by the original project developer. The Quezon project sells electricity to the Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.

In December 2010, we entered into an agreement to sell all of our interests in the Quezon project to EGCO for a price of approximately $215 million in cash. The transaction is expected to close in the first half of 2011, subject to customary approvals and closing conditions. The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. (“QPI”). See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions, Business Development and Dispositions for additional information.

•	We also have a majority equity interest in a 24 MW (gross) coal-fired cogeneration facility in Taixing City, Jiangsu Province, People’s Republic of China. The project entity, in which we hold a majority interest, operates this project. The party holding a minority position in the project is an affiliate of the local municipal government. While the steam produced at this project is intended to be sold under a long-term contract to its industrial host, in practice, steam has been sold on a short-term basis to either local industries or the industrial host, in each case at varying rates and quantities. The electric power is sold at an “average grid rate” to a subsidiary of the provincial power bureau.

•	We hold a 45% equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. We hold majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. We hold a 60% equity interest in the first project (the “Samalpatti project”), which is located near Samalpatti, in the state of Tamil Nadu. We hold a 77% equity interest in the second project (the “Madurai project”), which is located in Samayanallur, also in the state of Tamil Nadu. In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in India and Bangladesh. In February 2011, we signed an agreement to sell the Salmalpatti project. This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.

Summary information with respect to our other projects as of December 31, 2010 is provided in the following table:

			Design Capacity			Contract
			Waste			Expiration Dates
			Disposal	Gross		Service/
			(Metric	Electric		Waste
		Location	TPD)	(MW)	Nature of Interest	Disposal	Energy
A.	ENERGY-FROM-WASTE -TIP FEE STRUCTURES
1.	Fuzhou (1)	China	1,200	24	Part Owner	2032	N/A
2.	Tongqing (1)	China	1,200	24	Part Owner	2027	N/A
3.	Trezzo	Italy	500	18	Part Owner	2023	2023

		SUBTOTAL	2,900	66
B.	ENERGY-FROM-WASTE — UNDER CONSTRUCTION
4.	Chengdu	China	1,800	36	Part Owner/Operator
5.	Taixing	China	350	30	Part Owner/Operator

		SUBTOTAL	2,150	66
C.	INDEPENDENT POWER PROJECTS
	COAL
6.	Quezon(2)	Philippines	N/A	510	Part Owner/Operator	N/A	2025
7.	Taixing(3)	China	N/A	24	Part Owner/Operator	N/A	N/A

		SUBTOTAL		534
	NATURAL GAS
8.	Haripur(4)	Bangladesh	N/A	126	Part Owner/Operator	N/A	2014
	HEAVY FUEL-OIL
9.	Madurai(5)	India	N/A	106	Part Owner/Operator	N/A	2016
10.	Samalpatti(6)	India	N/A	106	Part Owner/Operator	N/A	2016

		SUBTOTAL		212

(1)	We have a 40% equity interest in Sanfeng, which owns equity interests of approximately 32% and 25% in the Fuzhou and Tongqing projects, respectively. Sanfeng operates the Tongqing project. The Fuzhou project company, in which Sanfeng has a 32% interest, operates the Fuzhou project. Ownership of these projects transfers to the applicable municipality at the expiration of the applicable concession agreement.
(2)	We have a 26% ownership interest in this project. In December 2010, we entered into an agreement to sell all of our interests in this project. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.
(3)	We have an 85% ownership interest in this project. Assets of this project revert back to the local Chinese partner at the expiration of the joint venture contract in 2034.
(4)	We have a 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas. In 2010, we adopted a plan to sell our interest in this project. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.
(5)	We have a 77% ownership interest in this project. In 2010, we adopted a plan to sell our interest in this project. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.
(6)	We have a 60% ownership interest in this project. In 2010, we adopted a plan to sell our interest in this project. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

Waste disposal

The U.S. generates more than 370 million tons of waste annually (nearly 1.2 tons for every person), which is approximately 20% of the world’s total. Of that amount, approximately 24% is recycled, 69% is landfilled, and 7% is processed by energy-from-waste (of which approximately two-thirds is processed by us). While in the U.S., waste generation has declined over the past three years, reflecting the downward trend in the Gross Domestic Product, over the past 19 years it has steadily increased, growing at an average rate of 1.3%. At the same time, the number of landfills in the U.S. has decreased dramatically, from over 7,500 in 1986 to fewer than 2,000 today. We believe that these longer-term trends and the fact that waste disposal is an essential service, will provide meaningful long-term opportunities for our industry.

Energy-from-waste is an important part of the waste management infrastructure of the U.S., with approximately 85 facilities currently in operation, processing over 29 million tons and serving the needs of nearly 25 million people, while producing enough electricity for 1.3 million homes. The use of energy-from-waste is even more prevalent in Western Europe and many countries in Asia, such as Japan. An estimated 800 energy-from-waste facilities are in use today around the world, processing approximately 140 million tons of waste per year. In the waste management hierarchies of the U.S. EPA and the European Union, energy-from-waste is designated as a superior solution to landfilling.

Renewable energy

Public policy in the U.S., at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the U.S., approximately 10.5% of electricity is generated from renewable sources, two-thirds of which is hydroelectric power.

Energy-from-waste contributes approximately 10% of the nation’s non-hydroelectric renewable power. Energy-from-waste is designated as renewable energy in 25 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.

General Business Conditions

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

Economic Conditions Affecting Business Conditions and Financial Results

During 2008 and 2009, the economic slowdown reduced demand for goods and services generally, which reduced overall volumes of waste requiring disposal and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. However, the downturn in economic activity has reduced waste generation rates in the northeast U.S. which subsequently caused market waste disposal prices to modestly decline. Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities has been materially affected by economic activity. Pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010.

At the same time, the declines in U.S. natural gas prices have pushed electricity and steam pricing lower generally which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010.

The downturn in economic activity has also affected many municipalities and public authorities, some of which are our customers. Many local and central governments seek to reduce expenses in order to address declining tax revenues. We work closely with these municipal customers, with many of whom we’ve shared a long-term relationship, to effectively counter some of these economic challenges.

Additional Conditions Affecting Our Existing Business

With respect to our existing waste-related businesses, including our energy-from-waste and waste procurement businesses, we compete in waste disposal markets, which are highly competitive. In the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

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

With respect to our sales of electricity and other energy products, we currently sell the majority of our output pursuant to long-term contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output in markets where we will compete on price and, as such, generally expect to have a growing exposure to energy market price volatility. In certain countries where we are seeking new waste and energy projects, such as the United Kingdom, we may sell our electricity output pursuant to short-term arrangements with local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. In these markets, we will have exposure to electricity price fluctuations.

As our existing contracts expire, and as energy prices continue to fluctuate in the United States and other countries, we may sell our output pursuant to short-term agreements or directly into regional electricity grids, in which case we would have relatively greater exposure to energy market fluctuations. See discussion under Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire for additional information concerning the expiration of existing contracts. We may enter into contractual arrangements in order to mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.

The initial long-term contracts we entered into when our energy-from-waste projects were originally financed will be expiring at various dates through 2020, however, a significant number of our contracts have been renewed or extended. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium- and long-term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for the sale of energy will be less available than in the past. As a result, following the expiration of these initial long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Additional Conditions Affecting Our Growth

Competition for new contracts and projects is intense in all markets in which we conduct or intend to conduct business, and our businesses are subject to a variety of competitive, regulatory and market influences.

The marketplace in the Americas segment for new renewable energy projects, including energy-from-waste projects, may be affected by the recent economic slowdown, as well as the outcome of current policy debates described below under Regulation of Business — Regulations Affecting Our Americas Segment — Recent Policy Debate Regarding Climate Change and Renewable Energy.

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the recent economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

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

We compete principally for new energy-from-waste contracts and projects generally in response to public tenders. In Europe, regulatory conditions are favorable for energy-from-waste development, and there are numerous local and international companies with whom we compete for such contracts and projects. If we were to be successful in obtaining such contracts or projects, we expect that a significant portion of each project’s waste disposal capacity would be under long-term contracts, thus reducing the competition to which we would be subject in waste disposal markets.

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

We believe that energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. We have advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling nitrogen oxide (“NOx”) emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at several of our facilities. We also developed and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.

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

Environmental Regulations — Recent Developments

Greenhouse Gas Reporting — On September 22, 2009, the EPA issued its final rule on Mandatory Reporting of Greenhouse Gases (the “GHG Reporting Rule”), which requires all energy-from-waste facilities with GHG emissions greater than 25,000 tons carbon dioxide equivalents (“CO2e”) per year to report their GHG emissions from stationary combustion beginning with the 2010 reporting year. All of our energy-from-waste facilities exceed this reporting threshold. Certain capital improvements to comply with the GHG Reporting Rule were necessary at some of our energy-from-waste facilities and we expect to incur increased operating and maintenance costs at most of our energy-from-waste facilities, none of which are expected to be material. We have been voluntarily reporting our GHG emissions under various state and national programs, and do not expect the GHG Reporting Rule to materially affect our business.

MACT Rules — In 2006, EPA issued revisions to the New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units (the “Revised MACT Rule”). The Revised MACT Rule lowered the emission limits for most of the regulated air pollutants emitted by MWCs. Certain capital improvements to comply with revised EG were required and are being implemented at one of our existing energy-from-waste facilities, which we operate on behalf of a municipality. Most existing facilities also will incur increased operating and maintenance costs to meet the revised EG requirements, none of which are expected to be material.

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

In a separate but similar rulemaking, EPA is expected to issue a series of final rules that are anticipated to cause our existing biomass facilities to incur increased capital and operating and maintenance costs of compliance (the “CISWI and Boiler MACT Rules”). We are unable at this time to estimate the magnitude of such costs, which may be material, or to determine whether our biomass facilities will be able to continue to operate profitably thereafter. We do not believe that the CISWI and Boiler MACT Rules, regardless of their impact on our biomass facilities, will have a material adverse effect on our business as a whole.

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

We believe that most costs incurred to meet the GHG Reporting Rule, the Revised MACT Rule and the Revised PM2.5 Rule at facilities we operate may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts; however, to the extent we incur costs at our biomass facilities to meet the CISWI and Boiler MACT Rules, such costs are not subject to contractual recovery and instead will be borne directly by the affected facilities.

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

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size and other applicable requirements, referred to as “QF”), under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Each of our U.S. generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt, or the subsidiary owning the facility has been determined to be a EWG.

Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission of electricity in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. Most of our QFs are currently exempt from FERC’s rate regulation under Sections 205 and 206 of the FPA because (i) the QF is 20 MW or smaller, (ii) its sales are made pursuant to a state regulatory authority’s implementation of PURPA or (iii) its sales are made pursuant to a contract executed on or before March 17, 2006. Our QFs that are not exempt, or that lose these exemptions from rate regulation, are or would be required to obtain market-based rate authority from FERC or otherwise make sales pursuant to rates on file with FERC.

Under Section 205 of the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. Our generating companies in the United States that are not otherwise exempt from FERC’s rate regulation have sales of electricity pursuant to market-based rates or other rates authorized by FERC. With respect to our generating companies with market-based rate authorization, FERC has the right to suspend, revoke or revise that authority and require our sales of energy to be made on a cost-of-service basis if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, our market-based rate sellers are subject to certain market behavior and market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. Even where FERC has granted market-based rate authority, FERC may impose various market mitigation measures, including price caps, bidding rules and operating restrictions where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. A loss of, or an inability to obtain, market-based rate authority could have a material adverse impact on our business. We can offer no assurance that FERC will not revisit its policies at some future time with the effect of limiting market-based rate authority, regulatory waivers, and blanket authorizations.

In compliance with Section 215 of the Energy Policy Act of 2005 (“EPAct 2005”), FERC has approved the North American Electric Reliability Corporation, or “NERC,” as the National Energy Reliability Organization, or “ERO”. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. Certain of our subsidiaries are responsible for complying with the standards in the regions in which we operate. NERC also has the ability to assess financial penalties for non-compliance. In addition to complying with NERC requirements, certain of our subsidiaries must comply with the requirements of the regional reliability council for the region in which that entity is located. Compliance with these reliability standards may require significant additional costs, and noncompliance could subject us to regulatory enforcement actions, fines, and increased compliance costs.

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

Recent Policy Debate Regarding Climate Change and Renewable Energy

Increased public and political debate has occurred recently over the need for additional regulation of GHG emissions (principally carbon dioxide (“CO2”) and methane) as a contributor to climate change. Such regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however we believe that energy-from-waste creates net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•	Avoids CO2 emissions from fossil fuel power plants;
•	Avoids methane emissions from landfills; and
•	Avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.

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

The United States Congress has recently considered proposals designed to encourage two broad policy objectives: increased renewable energy generation and the reduction of fossil fuel usage and related GHG emissions. Both the House of Representatives and the Senate have considered bills that address both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system with a market-based emissions trading system aimed at reducing emissions of CO2 below baseline levels. Energy-from-waste and biomass have generally been included among technologies that help to achieve both of these policy objectives. The new Congress, we believe, is less likely to pursue cap-and-trade approaches to GHG reduction, and more likely to concentrate on encouraging a shift to cleaner energy generation through renewable technologies and other means. While legislation effecting a new energy policy is far from certain and a vigorous debate is expected during 2011, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Congress is expected to continue to debate energy policy as a priority and ultimately enact some form of legislation regarding the need to encourage clean, renewable electricity generation. Given the recent economic slowdown and related unemployment, policy makers are also expected to focus on economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus.

Many of these same policy considerations apply equally to other renewable technologies, especially with respect to our biomass business. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether energy-from-waste and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.

Concurrent with the federal legislative activity noted above, the EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). During 2009, the EPA issued its finding that current and projected concentrations of GHGs threaten the public health and welfare of current and future generations. In addition, the EPA proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, designed to limit regulation of GHGs under the CAA to large facilities. Both actions set the stage for the EPA to issue GHG emission requirements for light duty vehicles. When finalized, this regulation will set in motion the addition of GHGs to new and revised facility Title V operating permits, including those applicable to our facilities. We cannot predict at this time the potential impact to our business of the EPA’s regulatory initiatives under the CAA, or whether the EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.

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

In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”), the Global Warming Solutions Act of 2006, which seeks to reduce GHG emissions in California to 1990 levels by 2020. Under AB 32, the reduction measures to meet the 2020 target are set to be implemented in 2011 and could impose additional costs on our California energy-from-waste facilities, but not our biomass facilities. While the costs associated with compliance with AB32 generally are borne by our client communities in California, we are working to mitigate any cost impact and do not expect the implementation of AB 32 to have a material impact on our business.

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

Other Regulations

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

The European Union

The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale to the year 2020, the amount of biodegradable municipal waste which member countries may dispose of in a landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on air emissions from the incineration and co-incineration of waste. The United Kingdom and Ireland, the two primary European Union member states in which we currently compete, are both subject to the Directives above.

In response to these Directives and in furtherance of its policies to reduce GHG emissions, the United Kingdom now imposes taxes on landfilling of waste: £48/ton in the 2010/11 tax year, increasing annually by £8/ton to £80/ton in 2014/15. The government has made a commitment that this will be a floor level for the tax at least until 2020 and has indicated that further increases have not been ruled out. In addition, each waste disposal authority in the United Kingdom has been constrained in the amount of biodegradable waste it may landfill each year by the Landfill Directive. This has been implemented in England by the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a “cap-and-trade” program which reduces the capped amount of waste that can be landfilled each year through 2020 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste disposal authorities and substantial penalties (£150 per excess ton) are levied against authorities not in compliance. Wales, Scotland and Northern Ireland have different implementation schemes, increasingly underpinned by binding zero waste to landfill targets. Energy-from-waste facilities in the United Kingdom with combined heat and power may also be eligible for various green certificates which are designed to promote the contribution of renewable sources to electricity production. These include (1) Renewables Obligation (“RO”) Certificates, which are tradable certificates issued in respect of eligible renewable source electricity generated within the United Kingdom and supplied to customers in the United Kingdom by a licensed supplier, (2) tradable Levy Exemption Certificates, which exempt the holder from the United Kingdom Climate Change Levy, and (3) Renewable Energy Guarantees of Origin (“REGOs”), which constitute evidence that electricity was generated from a renewable source. A Renewable Heat Incentive (in effect mirroring the RO in relation to the provision of renewable heat) is expected be introduced during 2011, for which we expect qualifying energy-from-waste projects will be eligible.

Similarly in Ireland, the obligation to divert biodegradable waste from landfill, in accordance with the Landfill Directive, has led to policies that promote energy-from-waste facilities over landfill, including a €30 per ton landfill levy and proposed conditions in the operating permits for landfilling that, when adopted, will restrict disposal to landfills of this source of GHG. In addition, the biodegradable fraction of waste treated in energy-from-waste facilities in Ireland is eligible for renewable support designed to enable Ireland to meet its targets under Directives 2009/28/EC of 16% of gross final consumption of energy from renewable sources in 2020 and government targets of 40% of electricity consumption from renewable sources by 2020. The Renewable Energy Feed-in-Tariff (“REFIT”) Scheme launched in 2006 and extended in 2009 also supports the construction of renewable generation from, amongst other things, biomass. Energy-from-waste facilities may also be eligible for REGOs in respect of the energy generated from the biodegradable fraction of the waste that is thermally treated in Ireland, although the extent to which REGOs will be tradable has not yet been determined.

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

EMPLOYEES

As of December 31, 2010, we employed approximately 4,100 full-time employees worldwide, the majority of which were employed in the United States.

Of our employees in the United States and Canada, approximately 12% are represented by organized labor. Currently, we are party to eight collective bargaining agreements: two expired in 2010 and are pending extensions, two expire in 2011, two expire in 2012 and two expire in 2013.

We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and their business experience follows. Ages shown are as of February 11, 2011.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Technology Committee, Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987. Age: 51.

Sanjiv Khattri was appointed as Executive Vice President and Chief Financial Officer in August 2010. Mr. Khattri was a financial and strategic consultant working with major global corporations, private equity firms and hedge funds from 2008 to joining Covanta in August 2010. From 2004 to 2008, Mr. Khattri was a part of the General Motors Acceptance Corporation leadership team where he served in various capacities including Chief Financial Officer and Executive Vice President of Corporate Development. Prior to that, Mr. Khattri held a variety of increasingly responsible positions over a 15 year period working for General Motors with his last position there being Assistant Treasurer. Age: 46.

John M. Klett was appointed as Executive Vice President and Chief Operating Officer in December 2007. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy from May 2006 to December 2007 and as Covanta Energy’s Senior Vice President, Operations from March 2003 to December 2007. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 64.

Seth Myones was appointed as Covanta Energy’s President, Americas, in November 2007, which is comprised principally of Covanta Energy’s domestic business. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, from January 2004 to November 2007. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989. Age: 52.

Timothy J. Simpson was appointed as Executive Vice President, General Counsel and Secretary in December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from October 2004 to December 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992. Age: 52.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 54.

Item 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. The United States Congress has recently considered the enactment of laws that would encourage electricity generation from renewable technologies and discourage such generation from fossil fuels. Congress has considered proposed legislation which would have established new “renewable portfolio standards” which are designed to increase the proportion of the nation’s electricity that is generated from renewable technologies. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. This structure is sometimes referred to as “cap-and-trade”. In addition, Congress has periodically considered extending existing tax benefits to renewable energy technologies, which would expire without such an extension. Each of these policy initiatives, and potentially others that may be considered, could provide material financial and competitive benefits to those technologies which are included among those defined as clean and/or renewable in any legislation that is enacted, or are otherwise favorably treated as greenhouse gas reducing technologies in “cap-and-trade” legislation. For those sources of GHG emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being clean or renewable or greenhouse gas reducing, and therefore not entitled to the benefits of such laws.

Weakness in the economy may have an adverse effect on our revenue, cash flow and our ability to grow our business.

The recent economic slowdown has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the recent decline in global oil and natural gas prices has pushed energy pricing lower generally, and may reduce the prices for the portion of the energy we sell under short-term arrangements. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. These factors could have a material adverse effect on our revenue and cash flow, and may not be successfully mitigated or reduced by the efforts of governments to stimulate economic activity.

The same economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues, which may result from the recent economic slowdown and increases in unemployment. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.

The contracts pursuant to which we operate energy-from-waste projects and sell energy output expire on various dates between 2011 and 2034. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. Furthermore, as existing contracts entered into under Qualifying Facility (“QF”) historic avoided cost rates expire, a significant and increasing portion of our electricity output will be sold at rates determined through our participation in competitive energy markets. The expiration of existing energy sales contracts, if not renewed under similar terms, will require us to sell project energy output either in short-term transactions or on a spot basis or pursuant to new contracts, which may subject us to greater market risk in maintaining and enhancing revenue. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Our revenue and cash flows may decline if we are not successful in extending or renewing our contracts to operate facilities which we do not own.

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

Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than service fee structures.

For facilities we own as well as those we operate for municipal clients, if we are successful in reaching agreement with our municipal clients on the terms under which they would extend our contracts, we may do so under tip fee structures more often than under service fee structures. If that were to occur, we may be exposed to greater performance and price risk on the energy we sell, which may increase the volatility of our revenue and cash flow. We cannot assure you that we will be able to enter into such contracts or that the structures of such contracts will not expose us to greater risks.

Exposure to commodity prices may affect our results of operations.

Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste disposal capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and related waste generation, as well as the availability of alternative disposal sites. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance.

We may experience volatility in the market prices and availability of commodities we purchase, such as reagents we use in our operations, or fuel supplies for some of our international facilities and for our domestic biomass facilities. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

Recent dislocations in credit and capital markets may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, the expansion of our existing projects, and the acquisition of certain businesses and the refinancing of our existing debt.

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

Prolonged instability or worsening of the credit or capital markets may adversely affect our ability to obtain refinancing of debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.

Our reputation could be adversely affected if opposition to our efforts to grow our business results in adverse publicity.

With respect to our efforts to grow and maintain our business globally, we sometimes experience opposition from advocacy groups or others intended to halt our development or on-going business. Such opposition is often intended to discourage third parties from doing business with us and may be based on misleading, inaccurate, incomplete or inflammatory assertions. Our reputation may be adversely affected as a result of adverse publicity resulting from such opposition. Such damage to our reputation could adversely affect our ability to grow and maintain our business.

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

Operation of our facilities involves significant risks.

The operation of our facilities involves many risks, including:

•	supply interruptions;
•	the breakdown or failure of equipment or processes;
•	difficulty or inability to find suitable replacement parts for equipment;
•	increases in the prices of commodities we need to continue operating our facilities;
•	the unavailability of sufficient quantities of waste or fuel;

•	fluctuations in the heating value of the waste we use for fuel at our energy-from-waste facilities;
•	decreases in the fees for solid waste disposal and electricity generated;
•	decreases in the demand or market prices for recovered ferrous or non-ferrous metal;
•	disruption in the transmission of electricity generated;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	unanticipated cost overruns;
•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and
•	the exercise of the power of eminent domain.

We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse affect on our cash flows and results of operations.

Development and construction of new projects and expansions may not commence as anticipated, or at all.

The development and construction of new energy-from-waste facilities involves many risks including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;
•	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;
•	difficulty, delays or inability to obtain financing for a project on acceptable terms;
•	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;
•	the unavailability of sufficient quantities of waste or other fuels for startup;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	unanticipated cost overruns; and
•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.

In addition, new facilities have no operating history and may employ recently developed technology and equipment. Our businesses maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facilities financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

Construction activities may cost more and take longer than we estimate.

The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. If world-wide demand for new infrastructure spending, including energy generating facilities and waste disposal facilities, increases, then prices for building materials such as steel may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

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

The recently enacted United States federal legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits we provide to our employees and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

The United States federal healthcare legislation enacted in 2010 and proposed amendments thereto contain provisions which could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would reduce our net income and adversely affect our cash flows.

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

Our efforts to grow our waste and energy services business will depend in part on how successful we are in developing new projects and expanding existing projects. The development period for each project may occur over several years, during which we incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return and potential liability.

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

Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it could materially and adversely affect our cash flow and financial condition.

Our businesses depend on performance by third parties under contractual arrangements.

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. The recent economic slowdown and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

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

Our energy-from-waste facilities depend on solid waste for fuel, which provides a source of revenue. For most of our facilities, the prices we charge for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of our energy-from-waste facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other energy- from-waste facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation and there may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for disposal at some of our energy-from-waste facilities and market pricing.

Compliance with environmental laws could adversely affect our results of operations.

Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our cash flow and profitability. Our waste and energy services businesses are subject to extensive environmental regulation by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our businesses may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance, impose additional expense on our operations, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.

In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

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

The Federal Power Act (“FPA”) regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, most of our facilities located in the United States are exempt from most provisions of the FPA and also from state rate regulation. Our facilities located in the United States that are making power sales not exempt from FPA rate regulation have been authorized by the Federal Energy Regulatory Commission

(“FERC”) to make wholesale sales of electricity at market-based rates or otherwise make sales at rates on file with FERC. Our foreign projects are also exempt from regulation under the FPA.

The Energy Policy Act of 2005 enacted comprehensive changes to the energy industry in the United States which may affect our businesses. The Energy Policy Act removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which we participate. In addition, the Energy Policy Act includes provisions that may remove some of the benefits provided to non-utility electricity generators, like us, after our existing energy sale contracts expire, including eliminating the obligation imposed on utilities to purchase power from QFs at an avoided cost rate if certain conditions are met. As a result, we may face increased competition after such expirations occur. If we are unable to extend or renew existing contracts (including contracts with favorable avoided cost or other rates) under similar terms, we would sell project energy output either in short-term transactions or on a spot basis or pursuant to new contracts, which may subject us to greater market risk in maintaining and enhancing revenue.

If our businesses lose existing exemptions under the FPA, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by FERC with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

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

Our ability to meet our obligations under our indebtedness depends on our ability to receive dividends and distributions from our subsidiaries in the future. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

•	the continued operation and maintenance of our facilities, consistent with historical performance levels;
•	maintenance or enhancement of revenue from renewals or replacement of existing contracts and from new contracts to expand existing facilities or operate additional facilities;
•	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after our existing contracts expire;
•	the continued availability of the benefits of our NOLs; and
•	general economic, financial, competitive, legislative, regulatory and other factors.

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

Our credit facilities and the indenture for the 7.25% Senior Notes contain covenant restrictions that may limit our ability to operate our business.

Our credit facilities contain operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Additionally, the indenture for the 7.25% Senior Notes contains operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Complying with these covenant restrictions may have a negative impact on our business, results of operations and financial condition by limiting our ability to engage in certain transactions or activities, including:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, the failure to comply with these covenants in our credit facilities could result in a default thereunder and a default under the 7.25% Senior Notes. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such agreement, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, including the 1.00% Senior Convertible Debentures, which could have a material and adverse affect on our financial condition.

We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our net operating loss carryforwards (“NOLs”), which offset our consolidated taxable income, will expire in various amounts, if not used, between 2023 and 2030. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. On November 10, 2010, we received a letter from the IRS indicating that our tax returns for the tax years 2004 to 2008 were selected for examination. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our consolidated taxable income.

As of December 31, 2010, we estimated that we had approximately $397 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts is concluded, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

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

We depend on our senior management and key personnel and we may have difficulty attracting and retaining qualified professionals.

Our future operating results depend to a large extent upon the continued contributions of key senior managers and personnel. In addition, we are dependent on our ability to attract, train, retain and motivate highly skilled employees. However, there is significant competition for employees with the requisite level of experience and qualifications. If we cannot attract, train, retain and motivate qualified personnel, we may be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects and our ability to fulfill our debt obligations.

Provisions of our certificate of incorporation, the 1.00% Senior Convertible Debentures, our senior credit facility, the 3.25% Cash Convertible Senior Notes and the 7.25% Senior Notes could discourage an acquisition of us by a third party.

Certain provisions of the 3.25% Cash Convertible Senior Notes, the 1.00% Senior Convertible Debentures, our senior credit facility and the 7.25% Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 3.25% Cash Convertible Senior Notes, the 1.00% Senior Convertible Debentures, our senior credit facility and the 7.25% Senior Notes will have the right to require Covanta Holding or Covanta Energy, as the case may be, to repurchase their 3.25% Cash Convertible Senior Notes, 1.00% Senior Convertible Debentures, 7.25% Senior Notes or repay the facility, as applicable. We may also be required to increase the conversion rate of the 3.25% Cash Convertible Senior Notes or the 1.00% Senior Convertible Debentures or, with respect to the 1.00% Senior Convertible Debentures, provide for conversion based on the acquirer’s capital stock in the event of certain fundamental changes. In addition, provisions of our restated certificate of incorporation and amended and restated bylaws, each as amended, could make it more difficult for a third party to acquire control of us. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. All these provisions could make it more difficult for a third party to acquire us or discourage a third party from acquiring us even if an acquisition might be in the best interest of our stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 104,000 square feet of office space in Morristown, New Jersey, to which we relocated our corporate offices in December 2010. In addition, we lease various office facilities in California aggregating approximately 25,475 square feet and we own undeveloped land in Massachusetts and California aggregating approximately 95 acres. As of December 31, 2010, we owned, had equity investments in and/or operated 73 projects in the Americas segment consisting of 41 energy-from-waste operations, two ashfills and two landfills, 13 transfer stations, eight wood waste (biomass) energy projects, four water (hydroelectric) energy projects, and three landfill gas energy projects. Principal projects are described above under Item 1. Business — Americas Segment. Projects in the Americas segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,717 acres, of which approximately 1,363 acres are owned and approximately 354 acres are leased.

We operate our projects outside of our Americas segment through a network of offices located in Shanghai, China; and Kingswinford, England, where we lease office space aggregating approximately 20,125 square feet. We hold a long-term lease for 23 acres of undeveloped land in Cheshire, England. As of December 31, 2010, we are the part owner/operator of four international projects with businesses conducted at properties which are leased aggregating approximately 16 acres. Principal projects are described above under Item 1. Business — Other Projects.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 21. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4.	REMOVED AND RESERVED

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 11, 2011, there were approximately 1,371 holders of record of our common stock. On February 11, 2011, the closing price of our common stock on the New York Stock Exchange was $16.86 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2010		2009
	High	Low	High	Low

First Quarter	$19.69	$16.28	$22.92	$12.47
Second Quarter	$18.87	$14.43	$17.63	$12.61
Third Quarter	$16.95	$13.38	$19.22	$16.12
Fourth Quarter	$17.66	$15.22	$18.58	$16.50

We have not paid dividends on our common stock in years prior to 2010. On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million in the aggregate) which was paid on July 20, 2010 and also increased the authorization to repurchase shares of outstanding common stock to $150 million. During the year ended December 31, 2010, we repurchased 6,117,687 shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95.2 million.

Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that could limit the future payment of dividends on our common stock. However, given our strong cash generation and the status of our various development efforts, we anticipate returning additional capital to shareholders in 2011. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8. Financial Statements And Supplementary Data — Note 5. Earnings Per Share and Equity for additional information on the special dividend or share repurchase plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statements of Operations Data
Operating revenues	$1,582,301	$1,383,946	$1,401,536	$1,273,364	$1,158,128
Operating expenses	$(1,427,735)	$(1,219,944)	$(1,168,872)	$(1,067,122)	$(955,546)
Write-down of assets, net of insurance recoveries	$(34,275)	$—	$8,325	$—	$—
Operating income	$154,566	$164,002	$232,664	$206,242	$202,582
Loss on extinguishment of debt	$(14,679)	$—	$—	$(32,071)	$(6,795)
Income from continuing operations	$34,706	$63,989	$92,472	$84,994	$66,847
Income from discontinued operations, net of taxes	$35,691	$46,439	$43,449	$45,355	$45,552
Net income	$70,397	$110,428	$135,921	$130,349	$112,399
Net income from continuing operations attributable to noncontrolling interests	$(4,850)	$(3,551)	$(3,321)	$(3,407)	$(3,224)
Net income from discontinued operations attributable to noncontrolling interests	$(3,893)	$(5,232)	$(3,640)	$(5,249)	$(3,386)
Net income attributable to Covanta Holding Corporation	$61,654	$101,645	$128,960	$121,693	$105,789

Amounts attributable to Covanta Holding Corporation stockholders:
Income from continuing operations	$29,856	$60,438	$89,151	$81,587	$63,623
Income from discontinued operations, net of taxes	31,798	41,207	39,809	40,106	42,166

Net income	$61,654	$101,645	$128,960	$121,693	$105,789

Basic Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.19	$0.39	$0.58	$0.54	$0.44
Discontinued operations	0.21	0.27	0.26	0.26	0.29

Covanta Holding Corporation	$0.40	$0.66	$0.84	$0.80	$0.73

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Diluted Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.19	$0.39	$0.57	$0.53	$0.43
Discontinued operations	0.21	0.27	0.26	0.26	0.29

Covanta Holding Corporation	$0.40	$0.66	$0.83	$0.79	$0.72

Cash dividend paid per share	$1.50	$—	$—	$—	$—

Weighted average common shares outstanding:
Basic	153,093	153,694	153,345	152,653	145,663
Diluted	153,928	154,994	154,732	153,997	147,030

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Balance Sheet Data
Cash and cash equivalents	$126,439	$418,089	$168,187	$126,615	$230,164
Restricted funds held in trust	$232,992	$239,901	$280,880	$343,394	$373,554
Assets held for sale	$190,957	$199,654	$205,257	$228,063	$193,578
Property, plant and equipment, net	$2,478,019	$2,540,944	$2,484,836	$2,555,869	$2,573,640
Total assets	$4,676,302	$4,934,282	$4,279,989	$4,368,499	$4,437,820
Long-term debt	$1,564,411	$1,437,706	$948,518	$937,084	$1,260,123
Project debt	$803,303	$928,215	$1,026,334	$1,209,361	$1,359,797
Liabilities held for sale	$34,266	$52,436	$67,687	$88,899	$90,144
Total Covanta Holding Corporation stockholders’ equity	$1,127,686	$1,383,006	$1,189,037	$1,073,293	$739,152
Book value per share of common stock (1)	$7.52	$8.93	$7.71	$6.97	$5.01
Shares of common stock outstanding	149,891	154,936	154,280	153,922	147,500

(1)	Book value per share of common stock is calculated by dividing total Covanta Holding Corporation stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

OVERVIEW

We are one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste disposal solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service. For a discussion of the energy-from-waste process and the environmental benefits of energy-from waste, see Item. 1. Business.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 19 million tons of solid waste annually, representing approximately 5% of U.S. waste generation, and produce over 11 million megawatt hours of baseload electricity annually, representing over 5% of the nation’s non-hydroelectric renewable power. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 20 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and independent power production (“IPP”) facilities in Asia. We also operate waste management infrastructure that is complementary to our core EfW business.

We also hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing primarily on the United Kingdom where we continue to pursue several billion dollars worth of energy-from-waste development opportunities.

We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance; however these collectively account for only approximately 1% of our consolidated revenue.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In December 2010, we entered into an agreement to sell all of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. In 2010, we retained the services of an investment banking firm which marketed our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India and our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In February 2011, we signed an agreement to sell one of the facilities in Tamil Nadu, India (Samalpatti). This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been conformed to this reclassification. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale.

Prior to the fourth quarter of 2010, we had two reportable business segments — Americas and International. Since the fossil fuel independent power production facilities in the Philippines, India, and Bangladesh have been classified as Assets Held for Sale and the combined results of the remaining international assets do not meet the quantitative thresholds which required separate disclosure as a reportable segment, during the fourth quarter of 2010, we combined the remaining international assets with the insurance subsidiaries’ operations in the “All Other” category. Therefore, we have one reportable segment which is now Americas and is comprised of waste and energy services operations primarily in the United States and Canada.

Additional information about our reportable segments is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.

We plan to allocate capital to maximize shareholder value by investing in high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders. On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million in aggregate) which was paid on July 20, 2010 and also increased the authorization to repurchase shares of outstanding common stock to $150 million. During the year ended December 31, 2010, we repurchased 6,117,687 shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95.2 million. For additional information on the special dividend or share repurchase plan see Liquidity and Capital Resources below.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Maximize the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuing to operate at our historic production levels, maintaining our facilities in optimal condition through our ongoing maintenance programs, extending or replacing waste and service contracts upon their expiration, seeking incremental revenue opportunities with our existing assets and expanding facility capacity where appropriate.

•	Grow in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the U.S., Canada and Europe, which we consider to be our core markets. We believe that there are numerous attractive opportunities in the United Kingdom in particular, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the EU Landfill Directive.

We believe that our approach to development opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential new projects will be structured and financed. In general, prior to the commencement of construction of a new facility, we intend to enter into long-term contracts with municipal and/or commercial customers for a substantial portion of the disposal capacity and obtain non-recourse project financing for a majority of the capital investment. We intend to finance new projects in a prudent manner, minimizing the impact on our balance sheet and credit profile at the parent company level where possible.

•	Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. We have advanced our research and development efforts in these areas, and have developed and have patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance.

•	Advocate for public policy favorable to energy-from-waste. We seek to educate policymakers about the environmental and economic benefits of energy-from-waste and advocate for policies that appropriately reflect these benefits. Energy-from-waste is a highly regulated business, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

•	Allocate capital efficiently. We plan to allocate capital to maximize shareholder value by investing in high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders.

Our Clean World Initiative is designed to be consistent with our mission to be the world’s leading energy-from-waste company by providing environmentally superior solutions, advancing our technical expertise and creating new business opportunities. It represents an investment in our future that we believe will enhance stockholder value. For a discussion of our Clean World Initiative, see Item. 1. Business.

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the recent economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

Factors Affecting Business Conditions and Financial Results

Economic - During 2008 and 2009, the economic slowdown reduced demand for goods and services generally, which reduced overall volumes of waste requiring disposal and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. However, the downturn in economic activity has reduced waste generation rates in the northeast U.S. which subsequently caused market waste disposal prices to modestly decline. Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities has been materially affected by economic activity. Pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010.

At the same time, the declines in U.S. natural gas prices have pushed electricity and steam pricing lower generally, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010.

The downturn in economic activity has also affected many municipalities and public authorities, some of which are our customers. Many local and central governments seek to reduce expenses in order to address declining tax revenues. We work closely with these municipal customers, with many of whom we’ve shared a long-term relationship, to effectively counter some of these economic challenges.

Market Pricing for Waste, Energy and Metal - Global and regional economy activity, as well as technological advances, regulations and a variety of other factors, will affect market supply and demand and therefore prices for waste disposal services, energy (including electricity and steam) and other commodities such as ferrous and non-ferrous metals. As market prices for waste disposal, electricity, steam and recycled metal rise it benefits our existing business as well as our prospects for growth through expansions or new development. Conversely, market price declines for these services and commodities will adversely affect both our existing business and growth prospects.

Seasonal - Our quarterly operating income within the same fiscal year, typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The first quarter scheduled maintenance period is typically the most extensive, with the second and fourth quarters historically being at similar levels. Given these factors, we typically experience our lowest operating income from our projects during our first quarter of each year and our highest operating income during the third quarter of each year.

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

Other Factors Affecting Performance - We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals for projects where we sell into those markets;
•	Seasonal or geographic changes in the price and availability of wood waste as fuel for our biomass facilities;
•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by an energy-from-waste facility;
•	Our ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;
•	Contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities; and
•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

General financial performance at our international projects is also affected by the financial condition and creditworthiness of our international customers and partners, fluctuations in the value of the domestic currency against the value of the U.S. dollar, and political risks inherent to the international business.

Business Segments

Prior to the fourth quarter of 2010, we had two reportable business segments — Americas and International. Since the fossil fuel independent power production facilities in the Philippines, India, and Bangladesh have been classified as Assets Held for Sale and the combined results of the remaining international assets do not meet the quantitative thresholds which required separate disclosure as a reportable segment, during the fourth quarter of 2010, we combined the remaining international assets with the insurance subsidiaries’ operations in the “All Other” category. Therefore, we have one reportable segment which is now Americas and is comprised of waste and energy services operations primarily in the United States and Canada.

The Americas segment is comprised primarily of energy-from-waste projects. For all of these projects, we earn revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects primarily in the United States which generate electricity from wood waste (biomass), landfill gas and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

Contract Structures

We currently operate energy-from-waste projects in 16 states and Canada. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

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

•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Client communities have consistently met their commitment to deliver the stated quantity of waste. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances without cause.

•	Our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

•	We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. Similarly pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010. At some of our renewable energy projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk.

•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers.

Contracted and merchant capacity

Our service and waste disposal agreements, as well as our energy contracts, expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. We will also seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As our service and waste disposal agreements at facilities we own or lease begin to expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. We may enter into contractual arrangements that will mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques.

To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See Growth and Development discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability for next several years. See Item 1A. Risk Factors - Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.

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

In conjunction with our U.S. energy-from-waste business, we also own and/or operate 13 transfer stations, two ashfills and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.

Growth and Development

We are focusing our efforts on operating our existing business and pursuing strategic growth opportunities through development and acquisition with the goal of maximizing long-term stockholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We have a growth pipeline and continue to pursue several billion dollars worth of energy-from-waste development opportunities. However, much remains to be done and there is substantial uncertainty relating to the bidding and permitting process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for all of our development projects.

The following is a discussion of acquisitions, dispositions, contract transitions and business development for 2010, 2009, and 2008. See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions, Business Development and Dispositions for additional information.

ACQUISITIONS

Veolia Energy-from-Waste Businesses

In 2009, we acquired six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”) and in 2010, we completed the transaction and acquired the seventh energy-from-waste business. The acquired businesses have a combined capacity of approximately 9,600 tons per day (“tpd”). Each of the operations acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility.

Philadelphia Transfer Stations

In 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

Maine Biomass Energy Facilities

In 2008, we acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England electricity market.

Tulsa Energy-from-Waste Facility

In 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma. The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW (265 thousand pounds of steam generated per hour). This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in 2008.

CONTRACT EXTENSIONS

Facility/Operating
Contract	Location	Year	Summary

Fairfax County	VA	2010	The service fee contract with Fairfax County was extended from 2011 to 2016. Fairfax County elected to extend the existing agreement which was their option on the same agreement terms, however since the project debt has been paid off effective February 2011, under the terms of the extension, Fairfax County will receive all of the debt service savings. Fairfax County is currently considering a fair market value purchase option of the facility which it has under the contract.

Huntington	NY	2010	The service fee contract with the Town of Huntington was extended from 2012 to 2019.

Wallingford	CT	2010	We entered into new tip fee contracts which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Honolulu	HI	2009	As part of the agreement to implement an expansion, we received a long-term operating contract extension to 2032.

Hillsborough	FL	2009	As part of the agreement to implement an expansion, we received a long-term operating contract extension to 2027.

Stanislaus County	CA	2009	The service fee contract with Stanislaus County was extended from 2010 to 2016.

Tulsa	OK	2009	In 2009, we entered into a new tip fee agreement with the City of Tulsa which expires in 2012 and a new steam contract for a term of 10 years expiring in 2019.

Hempstead	NY	2009	We entered into a new tip fee contract for a term of 25 years which commenced upon expiration of the previous contract in August 2009. This contract provides approximately 50% of the facility’s capacity. We also entered into new tip fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s capacity.

Indianapolis	IN	2008	We entered into a new tip fee contract for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity (515 thousand pounds of steam generated per hour).

Kent County	MI	2008	We entered into a new tip fee contract which commenced on January 1, 2009 and extended the existing operating contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

Pasco County	FL	2008	We entered into a new service fee contract which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Americas

Durham-York Energy-from-Waste Facility

In 2009, we were selected as the preferred vendor for the design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. After receiving the Environmental Assessment from the Provincial Ministry of the Environment, we executed a project agreement with the Regions of Durham and York to design, build and operate the facility which will process waste from these Regions. The project is estimated to cost approximately C$270 million and will be financed by the Durham and York Regions. Covanta is in the process of obtaining the required permits and authorizations, and construction is expected to commence late in 2011.

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

Other

China Joint Ventures and Energy-from-Waste Facilities

We currently own 85% of the Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 163 million in project financing which, together with available cash from existing operations will fund construction costs. Construction commenced in late 2009.

In 2008, we and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction of the facility has commenced and the project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the project has been constructed and for one year after operations commence.

DISPOSITIONS

Detroit Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement. On November 15, 2010, we completed the sale of our entire interest in the Detroit Facility and received consideration of $9.4 million.

ASSETS HELD FOR SALE

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In December 2010, we entered into an agreement to sell all of our interests in the Quezon project to Electricity Generating Public Company Limited (“EGCO”) (a company listed on the Stock Exchange of Thailand) for a price of approximately $215 million in cash. The transaction is expected to close in the first half of 2011, subject to customary approvals and closing conditions. The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. (“QPI”).

In 2010, we retained the services of an investment banking firm which marketed our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India and our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In February 2011, we signed an agreement to sell one of the facilities in Tamil Nadu, India (Samalpatti). This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been reclassified to conform to this reclassification. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined above under Overview — Growth and Development, our acquisition, contract transition, and business development initiatives, and dispositions in 2010, 2009, and 2008 resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2010	2009	2010 vs 2009

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,582,301	$1,383,946	$198,355
Total operating expenses	1,427,735	1,219,944	207,791

Operating income	154,566	164,002	(9,436)

Other income (expense):
Investment income	831	1,942	(1,111)
Interest expense	(45,160)	(38,118)	7,042
Non-cash convertible debt related expense	(39,057)	(24,290)	14,767
Loss on extinguishment of debt	(14,679)	—	14,679

Total other expenses	(98,065)	(60,466)	37,599

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	56,501	103,536	(47,035)
Income tax expense	(23,355)	(42,558)	(19,203)
Equity in net income from unconsolidated investments	1,560	3,011	(1,451)

Income from continuing operations	34,706	63,989	(29,283)
Income from discontinued operations (including loss on assets held for sale of $7,797 in 2010), net of taxes of $8,318 and $7,486, respectively	35,691	46,439	(10,748)

NET INCOME	70,397	110,428	(40,031)

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(4,850)	(3,551)	(1,299)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(3,893)	(5,232)	1,339

Total Net income attributable to noncontrolling interests in subsidiaries	(8,743)	(8,783)	40

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$61,654	$101,645	(39,991)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$29,856	$60,438	(30,582)
Discontinued operations, net of tax expense	31,798	41,207	(9,409)

Covanta Holding Corporation	$61,654	$101,645	(39,991)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.19	$0.39	(0.20)
Discontinued operations	0.21	0.27	(0.06)

Covanta Holding Corporation	$0.40	$0.66	(0.26)

Weighted Average Shares	153,093	153,694	(601)

Diluted:
Continuing operations	$0.19	$0.39	(0.20)
Discontinued operations	0.21	0.27	(0.06)

Covanta Holding Corporation	$0.40	$0.66	(0.26)

Weighted Average Shares	153,928	154,994	(1,066)

Cash Dividend Paid Per Share	$1.50	$—	1.50

Diluted Earnings Per Share, Excluding Special Items — Non-GAAP: (A)	$0.68	$0.67	0.01

(A)	See Supplementary Financial Information — Diluted Earnings Per Share, Excluding Special Items (Non-GAAP Discussion)

The following general discussions should be read in conjunction with the above table, the consolidated financial statements, the notes to the consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009

Operating revenues increased by $198.4 million primarily due to increased waste and services revenues due to the acquisition of Veolia EfW businesses; increased recycled metal revenues due primarily to higher market prices; and increased construction revenue due to the Honolulu expansion project. These increases were offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities.

Operating expenses increased by $207.8 million primarily due to increased operating costs related to the acquisition of Veolia EfW businesses; increased construction expenses due to the Honolulu expansion project; and the non-cash write-down of certain assets. See Item 8. Financial Statements And Supplementary Data — Note 16. Supplementary Information for additional information.

Operating income decreased by $9.4 million primarily due to the non-cash write-down of assets noted above.

Excluding the write-downs noted above, operating income increased by $24.8 million primarily due to the benefit of the acquisition of Veolia EfW businesses and higher market prices for recycled metals, which was offset by contract transitions at our Hempstead, Union and Detroit facilities.

Interest expense increased by $7.0 million primarily due to the issuance of the 3.25% Cash Convertible Senior Notes which were issued in May 2009 and the 7.25% Senior Notes which were issued in December 2010, offset by lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $14.8 million primarily due to the amortization of the debt discount for the 3.25% Cash Convertible Senior Notes which were issued in mid 2009, offset by the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.

During the fourth quarter of 2010, we recorded a loss on extinguishment of debt of $14.7 million, pre-tax, resulting from the tender offer to purchase the outstanding Debentures. The loss on extinguishment of debt is comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, deferred financing costs and fees incurred in conjunction with the tender offer.

Income tax expense decreased by $19.2 million primarily due to lower pre-tax operating income. No tax benefit is being recognized at this time associated with the non-cash impairment of the investment in Dublin. See Item 8. Financial Statements And Supplementary Data — Note 17. Income Taxes for additional information.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been reclassified to conform to this reclassification. During the fourth quarter of 2010, we recorded a pre-tax loss on assets held for sale of approximately $7.8 million. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale for additional information.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million in aggregate) which was paid on July 20, 2010. During the year ended December 31, 2010, we repurchased 6,117,687 shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95.2 million. For additional information, see Liquidity below.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009

The Americas segment results of operations are presented in the table below (in thousands):

	For the Years Ended December 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
Waste and service revenues	$ 1,035,038	$ 915,364	$119,674
Electricity and steam sales	398,402	399,715	(1,313)
Other operating revenues	107,681	31,138	76,543

Total operating revenues	1,541,121	1,346,217	194,904

Plant operating expenses	917,145	802,638	114,507
Other operating expenses	98,420	26,785	71,635
General and administrative expenses	75,151	82,580	(7,429)
Depreciation and amortization expense	188,125	194,925	(6,800)
Net interest expense on project debt	37,677	44,536	(6,859)
Write-down of assets	11,145	—	11,145

Total operating expenses	1,327,663	1,151,464	176,199

Operating income	$ 213,458	$ 194,753	18,705

Operating Revenues

Operating revenues for the Americas segment increased by $194.9 million.

•	Revenues from waste disposal and facility operations increased by $91.2 million primarily due to the acquisition of Veolia EfW businesses service fee contract increases.
•	Recycled metal revenues increased by $25.4 million primarily due to higher pricing and the acquisition of the Veolia EFW businesses. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2010	2009	2008
March 31,	$12.6	$5.2	$11.4
June 30,	14.8	5.8	19.0
September 30,	13.3	9.1	17.3
December 31,	13.9	9.1	5.9

Total for the Year Ended December 31,	$54.6	$29.2	$53.6

•	Electricity and steam sales decreased by $1.3 million due to contract transitions at our Hempstead, Union and Detroit facilities and lower production primarily due to economically dispatching some of our biomass facilities offset by the acquisition of Veolia EfW businesses and higher pricing at other facilities.
•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion project.

Operating Expenses

Plant operating expenses increased by $114.5 million primarily due to the acquisition of Veolia EfW businesses and the Philadelphia Transfer Stations, normal cost escalations, and higher costs related to the Hempstead facility’s contract transition, partially offset by the Detroit facility’s contract transition and lower costs related to some biomass facilities being economically dispatched off-line.

Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion project.

General and administrative expenses decreased primarily due to transaction costs related to the acquisition of Veolia EfW businesses in 2009 and lower growth spending.

During the year ended December 31, 2010, we recorded a non-cash impairment of $6.6 million related to funds advanced for certain facility improvements required to enhance facility performance at the Harrisburg EfW facility and a non-cash impairment of $4.5 million related to the write-down to fair value for corporate real estate and certain other project assets. See Item 8. Financial Statements And Supplementary Data — Note 16. Supplementary Information for additional information.

Operating Income

Operating income increased by $18.7 million primarily due to the benefit of the acquisition of Veolia EfW businesses, higher recycled metal revenues and improved performance at recently acquired facilities. These amounts were partially offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities, the write-down of assets and normal cost escalations.

RESULTS OF OPERATIONS — Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	2009 vs 2008

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,383,946	$1,401,536	$(17,590)
Total operating expenses	1,219,944	1,168,872	51,072

Operating income	164,002	232,664	(68,662)

Other income (expense):
Investment income	1,942	3,033	(1,091)
Interest expense	(38,118)	(46,804)	(8,686)
Non-cash convertible debt related expense	(24,290)	(17,979)	6,311

Total other expenses	(60,466)	(61,750)	(1,284)

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	103,536	170,914	(67,378)
Income tax expense	(42,558)	(79,158)	(36,600)
Equity in net income from unconsolidated investments	3,011	716	2,295

Income from continuing operations	63,989	92,472	(28,483)
Income from discontinued operations, net of income tax expense of $7,486 and $5,402 respectively	46,439	43,449	2,990

NET INCOME	110,428	135,921	(25,493)

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(3,551)	(3,321)	230
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(5,232)	(3,640)	1,592

Total Net income attributable to noncontrolling interests in subsidiaries	(8,783)	(6,961)	1,822

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$101,645	$128,960	(27,315)

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$60,438	$89,151	(28,713)
Discontinued operations, net of tax expense	41,207	39,809	1,398

Attributable to Covanta Holding Corporation	$101,645	$128,960	(27,315)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic:
Continuing operations	$0.39	$0.58	(0.19)
Discontinued operations	0.27	0.26	0.01

Covanta Holding Corporation	$0.66	$0.84	(0.18)

Weighted Average Shares	153,694	153,345	349

Diluted:
Continuing operations	$0.39	$0.57	(0.18)
Discontinued operations	0.27	0.26	0.01

Covanta Holding Corporation	$0.66	$0.83	(0.17)

Weighted Average Shares	154,994	154,732	262

The following general discussions should be read in conjunction with the above table, the consolidated financial statements, the notes to the consolidation financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2009 vs. Results for the Year Ended December 31, 2008

Operating revenues decreased by $17.6 million primarily due to the following:

•	decreased waste and service revenues and decreased recycled metal revenues at our existing energy-from-waste facilities, offset by
•	increased waste and services revenues primarily due to the acquisition of Veolia EfW businesses, and
•	increased electricity and steam sales due to the acquisition of Veolia EfW businesses, other acquired businesses and new contracts at our Indianapolis and Kent facilities.

Operating expenses increased by $51.1 million primarily due to the following:

•	increased plant operating expenses at our existing energy-from-waste facilities resulting from cost escalations, and
•	increased operating costs resulting from the acquisition of Veolia EfW businesses, and
•	$6.3 million of acquisition-related transaction costs primarily related to the acquisition of Veolia EfW businesses, and
•	$13.5 million of insurance recoveries recorded in 2008 for the settlement of property damages and business interruption losses related to the SEMASS energy-from-waste facility, and
•	higher costs resulting from the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts, and
•	additional operating costs, net of contra expenses recorded related to the generation of renewable energy credits, from new businesses acquired, offset by
•	decreased plant operating expenses at our existing energy-from-waste facilities resulting primarily from lower energy costs, greater internalization of waste disposal and reduced maintenance expense due to less unscheduled down time.

Investment income decreased by $1.1 million primarily due to lower interest rates on invested funds. Interest expense decreased by $8.7 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below), offset by increased interest expense due to the issuance of the 3.25% Cash Convertible Senior Notes which were issued in 2009. Non-cash convertible debt related expense increased by $6.3 million primarily due to the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior and the amortization of the debt discount for the 3.25% Cash Convertible Senior Notes which issued in 2009.

Income tax expense decreased by $36.6 million primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities, an increase in production tax credits, and changes in the valuation allowance on net operating loss carryforwards (“NOLs”), and certain deferred tax assets. See Item 8. Financial Statements And Supplementary Data — Note 17. Income Taxes for additional information.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2009 vs. Results for the Year Ended December 31, 2008

The Americas segment results of operations are presented in the table below (in thousands):

	For the Years Ended December 31,		Increase (Decrease)
	2009	2008	2009 vs 2008

Waste and service revenues	$ 915,364	$ 930,537	$(15,173)
Electricity and steam sales	399,715	384,640	15,075
Other operating revenues	31,138	56,254	(25,116)

Total operating revenues	1,346,217	1,371,431	(25,214)

Plant operating expenses	802,638	753,848	48,790
Other operating expenses	26,785	56,336	(29,551)
General and administrative expenses	82,580	76,090	6,490
Depreciation and amortization expense	194,925	190,659	4,266
Net interest expense on project debt	44,536	47,816	(3,280)
Insurance recoveries, net of write-down of assets	—	(8,325)	8,325

Total operating expenses	1,151,464	1,116,424	35,040

Operating income	$ 194,753	$ 255,007	(60,254)

Operating Revenues

Operating revenues for the Americas segment decreased by $25.2 million as reflected in the comparison of existing business and new business in the table below (in millions) and the discussion of key variance drivers which follows:

	Americas Segment
	Operating Revenue Variances
	Existing	New
	Business	Business(A)	Total

Waste and service revenues
Service and tip fee	$(42.8)	$52.0	$9.2
Recycled metal	(25.0)	0.6	(24.4)

Total waste and service revenues	(67.8)	52.6	(15.2)
Electricity and steam sales	(4.0)	19.1	15.1
Other operating revenues	(25.9)	0.8	(25.1)

Total operating revenues	$(97.7)	$72.5	$(25.2)

(A)	The results of acquisitions are included in the new business variance through four quarters after acquisition or commencement of operation.

•	Revenues from waste disposal and facility operations for existing business decreased primarily due to the cessation of the contract at our Detroit facility, and lower revenues earned explicitly to service project debt of $22.5 million (of which

$9.7 million was related to our Stanislaus client’s decision to repay project debt ahead of schedule in 2008), lower waste prices and increased levels of waste disposal internalization, partially offset by contractual escalations.

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

Other operating expenses decreased by $29.6 million primarily due to timing of construction activity and lower losses on retirement of assets. See Item 8. Financial Statements And Supplementary Data — Note 16. Supplementary Information for additional information.

General and administrative expenses increased by $6.5 million due to the recognition of approximately $6.8 million in acquisition-related costs, primarily related to the acquisition of Veolia EfW businesses.

Depreciation and amortization expense increased by $4.3 million primarily due to new business.

Insurance recoveries, net of write-down of assets of $8.3 million were recorded in 2008 for recoveries related to the repair and reconstructions costs resulting from the SEMASS energy-from-waste facility fire in 2007. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Supplementary Information.

Operating Income

Operating income decreased by $60.2 million primarily due to the impact of contract transitions at our Hempstead, Union and Detroit facilities, and the write-down of assets. These amounts were partially offset by the benefit of the acquisition of Veolia EfW businesses, higher recycled metal revenues and improved performance at recently acquired facilities.

Supplementary Financial Information — Diluted Earnings Per Share, Excluding Special Items (Non-GAAP Discussion)

We use a number of different financial measures, both United States generally accepted accounting principles (“GAAP”) and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Diluted Earnings Per Share, Excluding Special Items, which is a non-GAAP measure as defined by the Securities and Exchange Commission (“SEC”). The non-GAAP financial measure of Diluted Earnings Per Share, Excluding Special Items is not intended as a substitute or as an alternative to diluted earnings per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes.

Diluted Earnings Per Share, Excluding Special Items excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of Diluted Earnings Per Share in accordance with GAAP. The following items are not all-inclusive, but are examples of items that would be included as Special Items in prior comparative and future periods. They would include significant write-down of assets, gains or losses from the disposition of businesses, gains or losses on the extinguishment of debt and other significant items that would not be representative of our ongoing business.

We use the non-GAAP measure of Diluted Earnings Per Share, Excluding Special Items to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Diluted Earnings Per Share, Excluding Special Items for the years ended December 31, 2010 and 2009, reconciled for each such period to Diluted Earnings Per Share, which is believed to be the most directly comparable measure under GAAP (in thousands, except per share amounts and percentages):

	For the Years Ended
	December 31,
	2010	2009

Continuing Operations - Diluted EPS	$0.19	$0.39
Continuing Operations - Special Items (A)	0.23	0.01

Continuing Operations - Diluted EPS, Excluding Special Items	0.42	0.40

Discontinued Operations - Diluted EPS	0.21	0.27
Discontinued Operations - Special Items (A)	0.05	—

Discontinued Operations - Diluted EPS, Excluding Special Items	0.26	0.27

Consolidated - Diluted EPS, Excluding Special Items	$0.68	$0.67

(A)	Additional information is provided in the Special Items table below.

	For the Years Ended
	December 31,
Continuing Operations - Special Items	2010	2009
Non-cash write-down of loan issued for the Harrisburg EfW facility to fund certain facility improvements	$6,580	$—
Non-cash write-down of capitalized costs related to the Dublin development project	23,131	—
Other asset write-downs, net	3,219	—
Loss on extinguishment of debt	14,679	—

Total Continuing Operations - Special Items, pre-tax	47,609	—
Proforma income tax impact (A)	(10,037)	147
Grantor trust activity	(2,361)	896

Total Continuing Operations — Special Items, net of tax:	$35,211	$1,043

Discontinued Operations — Special Items
Loss on assets held for sale	$7,797	$—

Total Discontinued Operations - Special Items, pre-tax:	7,797	—
Proforma income tax impact (B)	—	—

Total Discontinued Operations - Special Items, net of tax:	$7,797	$—

Diluted Earnings Per Share Impact
Continuing Operations - Diluted Earnings Per Share Impact	$0.23	$0.01

Discontinued Operations - Diluted Earnings Per Share Impact	$0.05	$—

Weighted Average Diluted Shares Outstanding	153,928	154,994

(A)	There is minimal tax benefit from the non-cash write-down related to the Dublin assets due to the absence of offsetting income. As a result, this non-cash write-down has a significant impact to the effective tax rate. Accordingly, we are presenting this proforma calculation of the income tax effect from the total non-cash write-downs to illustrate the proforma impact upon income tax expense and net income. The proforma income tax impact represents the tax provision amount related to the overall tax provision calculated without the special items when compared to the tax provision reported under GAAP in the consolidated statement of income.

(B)	The loss on assets held for sale had no book tax benefit because these losses will be recognized in a foreign jurisdiction in which we have little or no offsetting tax liability.

	For the Years Ended
	December 31,
	2010	2009
Effective Tax Rate from Continuing Operations	41.3%	41.1%

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP measure as defined by the SEC. This non-GAAP financial measure is described below and is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as an additional way of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2010. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2010 and 2009, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009
		Discontinued	Continuing		Discontinued	Continuing
	Total	Operations	Operations	Total	Operations	Operations

Net Income Attributable to Covanta Holding Corporation	$61,654	$31,798	$29,856	$101,645	$41,207	$60,438
Special Items, net of tax (A)	43,008	7,797	35,211	1,043	—	1,043

Net Income excluding Special Items, net of tax	$104,662	$39,595	$65,067	$102,688	$41,207	$61,481

Depreciation and amortization expense	196,047	6,289	189,758	202,872	6,164	196,708
Debt service:
Net interest expense on project debt	39,987	2,310	37,677	48,391	3,855	44,536
Interest expense (income)	45,161	1	45,160	38,116	(2)	38,118
Non-cash convertible debt related expense	39,057	—	39,057	24,290	—	24,290
Investment income	(2,379)	(1,548)	(831)	(4,006)	(2,064)	(1,942)

Subtotal debt service	121,826	763	121,063	106,791	1,789	105,002
Income tax expense, excluding tax effect of Special Items(A)	44,071	8,318	35,753	49,001	7,486	41,515
Net income attributable to noncontrolling interests in subsidiaries	8,743	3,893	4,850	8,783	5,232	3,551
Other adjustments:
Decrease in unbilled service receivables	28,693	—	28,693	20,204	—	20,204
Non-cash compensation expense	17,348	—	17,348	14,220	—	14,220
Transaction-related costs (B)	2,221	1,726	495	6,289	—	6,289
Other non-cash expense (income) (C)	7,346	(77)	7,423	4,250	(208)	4,458

Subtotal other adjustments	55,608	1,649	53,959	44,963	(208)	45,171

Total adjustments	426,295	20,912	405,383	412,410	20,463	391,947

Adjusted EBITDA	$530,957	$60,507	$470,450	$515,098	$61,670	$453,428

(A)	See discussion in Supplementary Financial Information — Diluted Earnings Per Share, Excluding Special Items (Non-GAAP Discussion) above.
(B)	The continuing operations amount relates primarily to transaction-related costs associated with the acquisition of Veolia EfW businesses in 2009.
(C)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in thousands):

	For the Years Ended
	December 31,
	2010	2009

Cash flow provided by operating activities from continuing operations	$392,114	$351,989

Debt service	121,063	105,002

Change in working capital	(20,922)	1,461
Change in restricted funds held in trust	(11,013)	(18,546)
Non-cash convertible debt related expense	(39,057)	(24,290)
Amortization of debt premium and deferred financing costs	1,214	3,265
Equity in net income from unconsolidated investments	1,560	3,011
Dividends from unconsolidated investments	(5,005)	(1,036)
Current tax provision	3,953	9,859
Other	26,543	22,713

Sub-total:	$(42,727)	$(3,563)

Continuing Operations - Adjusted EBITDA	$470,450	$453,428

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of December 31, 2010, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $126.4 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, we had restricted cash of $233.0 million, of which $157.0 million was designated for future payment of project debt principal.

On November 16, 2010, we sold $400 million aggregate principal amount of 7.25% Senior Notes due 2020 (the “7.25% Notes”). As of December 31, 2010, we used $316.5 million of the net proceeds of the 7.25% Notes offering to purchase 84.7% of the total outstanding 1.00% Senior Convertible Debentures due 2027 (the “Debentures”), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. The remaining net proceeds will be used for general corporate purposes.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million in aggregate) which was paid on July 20, 2010.

On June 17, 2010, the Board of Directors increased the authorization to repurchase shares of outstanding common stock to $150 million. Under the program, stock repurchases may be made in the open market, in privately negotiated transactions, or by other available methods, from time to time at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the year ended December 31, 2010, we repurchased 6,117,687 shares of our common stock at a weighted average cost of $15.56 per share, for an aggregate amount of approximately $95.2 million. As of December 31, 2010, the amount remaining under our currently authorized share repurchase program was $54.8 million.

We derive our cash flows principally from our operations, which allow us to satisfy project debt covenants and payments and distribute cash. We typically receive cash distributions from our Americas segment projects on either a monthly or quarterly basis. The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments, grow our business through acquisitions and business development, and return surplus capital to shareholders. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. We plan to allocate capital to maximize shareholder value by investing in high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders. See Overview — Growth and Development above.

Sources and Uses of Cash Flow from Continuing Operations

	For the Years Ended December 31,			Increase (Decrease)
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	(In thousands)

Net cash provided by operating activities	$392,114	$351,989	$359,104	$40,125	$(7,115)
Net cash used in investing activities	(275,051)	(387,173)	(189,278)	(112,122)	197,895
Net cash (used in) provided by financing activities	(408,431)	284,658	(128,437)	(693,089)	413,095
Effect of exchange rate changes on cash and cash equivalents	(282)	428	183	(710)	245

Net (decrease) increase in cash and cash equivalents	$(291,650)	$249,902	$41,572	(541, 552)	208,330

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Net cash provided by operating activities from continuing operations for the year ended December 31, 2010 was $392.1 million, an increase of $40.1 million from the prior year period. The increase was primarily due to the acquisition of Veolia’s EfW businesses in the Americas segment and the timing of working capital.

Net cash used in investing activities from continuing operations for the year ended December 31, 2010 was $275.1 million, a decrease of $112.1 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $135.4 million related to the acquisition of businesses, primarily the Veolia EfW businesses and $21.7 million related to the acquisition of noncontrolling interests in subsidiaries, offset by $41.3 million of higher cash outflows for increased capital expenditures largely related to the acquisition of Veolia EfW businesses.

Net cash used in financing activities from continuing operations for the year ended December 31, 2010 was $408.4 million, a net change of $693.1 million. Net cash used in financing activities from continuing operations for the year ended December 31, 2010 was primarily due to cash dividends paid of $232.7 million, repurchases of common stock of $95.2 million and principal payments on project debt net of proceeds of borrowings on project debt and restricted funds of $160.5 million. These uses of cash were partially offset by net proceeds received of $390.4 million from the issuance of the 7.25% Notes, less $313.3 million paid to purchase 84.67% of the outstanding Debentures and $1.9 million fees paid in connection with the tender offer.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Net cash provided by operating activities from continuing operations for the year ended December 31, 2009 was $352.0 million, a decrease of $7.1 million from the prior year period. The decrease was primarily due to lower results of operations, including $10.9 million of lower insurance recoveries and $4.6 million of cash acquisition costs relating to the acquisition of Veolia EfW businesses, offset by reduced interest expense, $10.6 million received for an income tax refund and the timing of working capital.

Net cash used in investing activities from continuing operations for the year ended December 31, 2009 was $387.2 million, an increase of $197.9 million from the prior year period. The increase was primarily comprised of higher cash outflows of:

•	$192.3 million related to higher acquisition of businesses in 2009, primarily the acquisition of Veolia EfW businesses;
•	$23.7 million to acquire the non-controlling interests of one of the subsidiaries acquired in the acquisition of Veolia EfW businesses;
•	$16.2 million of property insurance proceeds received in 2008;
•	$3.0 million related to a loan issued for the Harrisburg energy-from-waste facility; and
•	net $2.9 million of outflows relating to investing activity at our insurance subsidiary, comprising of $13.5 million lower proceeds from sales of investments in fixed maturities offset by $10.6 million lower outflows for purchase of investments in fixed maturities.

Offset by lower cash outflows of:

•	$14.3 million in capital expenditures primarily due to lower maintenance capital expenditures;
•	$16.7 million in purchases to acquire land use rights in the United Kingdom and United States in connection with development activities in 2008; and
•	$9.6 million related to lower purchases of equity interests in 2009.

Net cash provided by financing activities from continuing operations for the year ended December 31, 2009 was $284.7 million, an increase of $413.1 million from the prior year period principally comprised of $387.3 million related to the proceeds received from the issuance of the 3.25% Notes more fully described below:

The 3.25% Notes and related transactions resulted in net proceeds of $387.3 million, consisting of:

•	proceeds of $460.0 million from the sale of the 3.25% Notes;
•	proceeds of $54.0 million from the sale of warrants;
•	use of cash of $112.4 million to purchase the cash-settled call options on our common stock (the “Note Hedge”); and
•	use of cash of $14.3 million for transaction related costs.

The remaining net increase in sources of cash was primarily driven by:

•	release of $15.8 million from restricted funds; and
•	net decrease in project debt payments of $12.0 million; offset by a

•	payment of $9.8 million of interest rate swap termination costs; and
•	payment of $1.8 million in higher distributions to partners of noncontrolling interests in subsidiaries.

Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Free Cash Flow, which is a non-GAAP measure as defined by the SEC. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use the non-GAAP measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our businesses, such as amounts available to make acquisitions, invest in construction of new projects or make principal payments on debt. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the year ended December 31, 2010 and 2009, reconciled for each such period to cash flow provided by operating activities, which is believed to be the most directly comparable measure under GAAP.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the Years Ended
	December 31,
	2010	2009

Cash flow provided by operating activities	$431,045	$397,238
Less: Maintenance capital expenditures (A)	(73,972)	(51,870)

Free Cash Flow	$357,073	$345,368

Cash flow provided by operating activities of continuing operations	$392,114	$351,989
Less: Maintenance capital expenditures (A)	(73,972)	(51,870)

Continuing Operations Free Cash Flow	$318,142	$300,119

Uses of Continuing Operations Free Cash Flow

Free Cash Flow (Continuing Operations)	$318,142	$300,119

Net cash used for scheduled principal payments of project debt (B)	(170,203)	(120,767)
Net cash used for scheduled principal payments of long-term debt	(6,810)	(6,591)
Distributions to partners of noncontrolling interests in subsidiaries	(6,077)	(6,323)

Free cash flow available after scheduled payments:	$135,052	$166,438

Other Sources and Uses Cash

Investments:
Acquisition of businesses, net of cash acquired	$(130,254)	$(265,644)
Non-maintenance capital expenditures	(40,873)	(21,682)
Acquisition of land use rights	(18,545)	—
Acquisition of noncontrolling interests in subsidiary	(2,000)	(23,700)
Purchase of equity interests	—	(8,938)
Other investment activities, net (C)	(21,618)	(15,339)

Total investments	$(213,290)	$(335,303)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(232,671)	$—
Common stock repurchased	(95,185)	—

Total return of capital to stockholders	$(327,856)	$—

Capital raising activities:
Net proceeds from issuance of corporate debt (D)	$390,386	$387,305
Net proceeds from issuance of project debt (E)	9,725	(4,733)
Net proceeds from asset sales	12,211	—
Other financing activities, net	27,350	35,422

Net proceeds from capital raising activities	$439,672	$417,994

	For the Years Ended
	December 31,
	2010	2009

Optional debt repayments:
Optional repayment of corporate debt	$(313,296)	$—
Optional repayment of project debt	—	—
Fees incurred for debt redemption	(1,863)	—

Total optional debt repayments	$(315,159)	$—

Short-term borrowing activities:
Borrowing (repayment) under Revolving Credit Facility, net	$—	$—
Financing of insurance premiums, net	(9,787)	345

Short-term borrowing activities, net	$(9,787)	$345

Effect of exchange rate changes on cash and cash equivalents	$(282)	$428

Net change in cash and cash equivalents from continuing operations	$(291,650)	$249,902

(A) Purchases of property, plant and equipment is also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

Maintenance capital expenditures	$(73,972)	$(51,870)
Capital expenditures associated with project construction/development	(20,647)	(13,232)
Capital expenditures associated with technology development	(6,130)	(5,007)
Capital expenditures - other	(14,096)	(3,443)

Total purchases of property, plant and equipment	$(114,845)	$(73,552)

(B) Calculated as follows:

Total principal payments on project debt	$(202,052)	$(230,404)
Decrease in related restricted funds held in trust	2,652	45,917
Less: repayments from cash prior to scheduled amortization, final maturity or investor put	29,197	63,720

Net cash used for principal payments on project debt	$(170,203)	$(120,767)

(C) For the twelve months ended December 31, 2010, other investing activities was primarily comprised of net payments from the purchase/sale of investment securities and business development expenses. For the twelve months ended December 31, 2009, other investing activities was primarily comprised of a loan issued for the Harrisburg energy-from-waste facility to fund certain facility improvements, net of repayments.

(D) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

Proceeds from borrowings on long-term debt	$400,000	$460,000
Financing costs related to issuance of long-term debt	(9,614)	(14,275)
Purchase of convertible note hedge	—	(112,378)
Proceeds from issuance of warrants	—	53,958

Net proceeds from issuance of corporate debt	$390,386	$387,305

(E) Excludes borrowings under project working capital facilities. Calculated as follows:

Proceeds from issuance of project debt	$38,922	$70,131
Less: proceeds used to repay project debt (refinancing)	(29,197)	(63,720)
Interest rate swap termination costs	—	(11,144)

Net proceeds from issuance of project debt	$9,725	$(4,733)

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2010, we had unrestricted cash and cash equivalents of $126.4 million (of which approximately $52 million and $7 million was held by our international and insurance subsidiaries, respectively, which are not generally available for near-term liquidity in our domestic operations).

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”)

(collectively referred to as the “Credit Facilities”). As of December 31, 2010, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2010	December 31, 2010

Revolving Credit Facility (1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$295,674	$24,326

(1)	Up to $200 million of which may be utilized for letters of credit.

On July 19, 2010, we utilized $50 million of the Revolving Credit Facility to help fund the special cash dividend, which we subsequently repaid during the three months ended September 30, 2010.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt. As of December 31, 2010, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that could be incurred in 2010 to maintain existing operating businesses was approximately $200 million as of December 31, 2010.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 3.50 to 1.00 for the four quarter period ended December 31, 2010 and thereafter, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period.
•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

For additional information on the calculation of Adjusted EBITDA, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of December 31,
	2010	2009

7.25% Senior Notes due 2020	$400,000	$—

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to 3.25% Cash Convertible Senior Notes	(91,212)	(112,475)
Cash conversion option derivative at fair value	115,994	128,603

3.25% Cash Convertible Senior Notes, net	484,782	476,128

1.00% Senior Convertible Debentures due 2027	57,289	373,750
Debt discount related to 1.00% Senior Convertible Debentures	(3,720)	(45,042)

1.00% Senior Convertible Debentures, net	53,569	328,708

Term Loan Facility due 2014	625,625	632,125
Other long-term debt	435	745

Total	1,564,411	1,437,706
Less: current portion	(6,710)	(7,027)

Total long-term debt	$1,557,701	$1,430,679

7.25% Senior Notes due 2020 (the “7.25% Notes”)

In 2010, we sold $400 million aggregate principal amount of 7.25% Senior Notes due 2020. Interest on the 7.25% Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2011 and the 7.25% Notes will mature on December 1, 2020 unless earlier redeemed or repurchased. As of December 31, 2010, we used $316.5 million of the net proceeds of the 7.25% Notes offering to purchase 84.7% of the total outstanding 1.00% Senior Convertible Debentures due 2027 (described below), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. The remaining net proceeds will be used for general corporate purposes. Net proceeds from the sale of the 7.25% Notes were $390.4 million, consisting of gross proceeds of $400 million net of $9.6 million in offering expenses.

The 7.25% Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future senior unsecured indebtedness and senior to our future subordinated indebtedness. The 7.25% Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to the existing and future indebtedness and other liabilities of our subsidiaries. None of our subsidiaries guarantee the 7.25% Notes.

At our option, the 7.25% Notes are subject to redemption at any time on or after December 1, 2015 at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 1, 2013, we may redeem up to 35% of the original principal amount of the 7.25% Notes with the proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount of the 7.25% Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to December 1, 2015, we may redeem some or all of the 7.25% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 7.25% Notes.

For a detailed description of the terms of the 7.25% Notes see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt.

The indenture for the 7.25% Notes requires that we present certain financial information for the Company and its “Restricted Subsidiaries” (as defined in the indenture), separate from its “Unrestricted Subsidiaries” (as defined in the indenture), if the Company has designated any of its subsidiaries as Unrestricted Subsidiaries and such Unrestricted Subsidiaries, either individually or collectively, would have qualified as a Significant Subsidiary within the meaning of Rule 1-02 under SEC Regulation S-X. Our subsidiaries involved in our insurance business and a majority of our subsidiaries involved in our Asia business have been designated as Unrestricted Subsidiaries under the indenture.

Summary 2010 financial information for the Company and only its Restricted Subsidiaries, and reconciliations of any non-GAAP items to the nearest comparable GAAP item, are as follows (in thousands):

For The Year Ended
December 31, 2010

Operating Revenues	$1,541,166
Consolidated Indebtedness	$2,357,855
Consolidated Interest Expense	$124,074
Consolidated Adjusted EBITDA	$480,083
Capital expenditures	$102,319

Computation of Adjusted EBITDA (Restricted Group):

For The Year Ended
December 31, 2010

Net Income excluding Special Items, net of tax	$33,914
Write-down of assets	34,275
Depreciation and amortization expense	188,403
Debt service:
Net interest expense on project debt	37,677
Interest expense	45,160
Non-cash convertible debt related expense	39,057
Investment income	(755)

Subtotal debt service	121,139
Income tax expense	27,570
Loss on extinguishment of debt	14,679
Net income attributable to noncontrolling interests in subsidiaries	4,976
Other adjustments:
Decrease in unbilled service receivables	28,693
Non-cash compensation expense	17,809
Transaction-related costs	495
Dividends from unconsolidated investments	2,578
Equity in net loss from unconsolidated investments	515
Other non-cash expense	5,037

Subtotal other adjustments	55,127

Total adjustments	446,169

Adjusted EBITDA (Restricted Group)	$480,083

Calculation of Consolidated Interest Expense:

For The Year Ended
December 31, 2010

Net interest expense on project debt	$37,677
Interest expense	45,160
Non-cash convertible debt related expense	39,057
Capitalized interest	714
Less: Effect on income of derivative instruments not designated as hedging instruments	(1,466)

Consolidated interest expense (Restricted Group)	$124,074

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. The 3.25% Notes are convertible by the holders into cash only (the “Cash Conversion Option”), based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represented an initial conversion price of approximately $18.55 per share) and only in certain limited circumstances. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the 3.25% Notes was adjusted to 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.90 per share and became effective on July 8, 2010. The Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly in our consolidated balance sheets as a component of our long-term debt.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) for a net cash outflow of $58.4 million.

•	We purchased, for $112.4 million, cash-settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in other noncurrent assets in our consolidated balance sheets. The strike price of the call options is approximately $16.90 per share ($18.55 prior to the adjustment made on July 8, 2010 in connection with the special cash dividend declared on June 17, 2010) and is subject to customary adjustments.
•	We sold, for $54.0 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $23.45 per share ($25.74 prior to July 8, 2010) and is subject to customary adjustments. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital in our consolidated balance sheets. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the warrants was adjusted to $23.45 effective on July 8, 2010.

When combined with the Note Hedge and the Warrants, we believe that the net financial impact upon maturity of the 3.25% Notes will consist of cash payments of the face value of $460 million 3.25% Notes and net share settlement of the Warrants to the extent that the stock price exceeds $23.45 at that time.

Net proceeds from the above transactions were $387.3 million, consisting of gross proceeds of $460.0 million from the 3.25% Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $14.3 million of purchase discounts and other offering expenses.

The net proceeds from the offering were used for general corporate purposes, including capital expenditures, permitted investments or permitted acquisitions.

The 3.25% Notes constitute general unsecured senior obligations and rank equally in right of payment with our existing and future senior unsecured indebtedness. The 3.25% Notes are effectively junior to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 3.25% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

For a detailed description of the terms of the 3.25% Notes, the Note Hedge, the Cash Conversion Option, and the Warrants, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt, Note 14. Financial Instruments and Note 15. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures, plus accrued and unpaid interest to, but excluding, the date of payment for Debentures (December 8, 2010). As of December 31, 2010, $316.5 million of the Debentures were purchased (or 84.7% of the total outstanding), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures. As of December 31, 2010, there were $57.3 million aggregate principal amount of the Debentures outstanding. During the fourth quarter of 2010, as a result of the tender offer to purchase the outstanding Debentures, we recorded a loss on extinguishment of debt of $14.7 million, pre-tax, which was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write off of deferred financing costs and fees incurred in conjunction with the tender offer. We also reduced additional paid-in-capital by $8.2 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability. We may purchase Debentures that remained outstanding following termination or expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represented an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of December 31, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.65 per share and became effective on July 13, 2010.

Holders may convert their 1.00% Debentures into cash and shares of our common stock only under the following circumstances:

•	prior to February 1, 2025, on any date during any fiscal quarter beginning after March 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then effective conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter;
•	at any time on or after February 1, 2025;
•	with respect to any Debentures called for redemption, until 5:00 p.m., New York City time, on the business day prior to the redemption date;
•	during a specified period, if we distribute to all or substantially all holders of our common stock, rights or warrants entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution;
•	during a specified period, if we distribute to all or substantially all holders of our common stock, cash or other assets, debt securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution;
•	during a specified period, if we are a party to a consolidation, merger or sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets and those of our subsidiaries taken as a whole that does not constitute a fundamental change, in each case pursuant to which our common stock would be converted into cash, securities and/or other property;
•	during a specified period if a fundamental change occurs; and
•	during the five consecutive business day period following any five consecutive trading day period in which the trading price for the Debentures for each day during such five trading day period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the then effective conversion rate.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt, Note 14. Financial Instruments and Note 15. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loan the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments.

Certain subsidiaries had recourse liability for project debt which is recourse to certain Covanta ARC Holdings, Inc. subsidiaries, but is non-recourse to us and as of December 31, 2010 was as follows (in thousands):

Covanta Niagara, L.P. Series 2001 Bonds	$165,010
Covanta Southeastern Connecticut Company Corporate Credit Bonds	43,500

Total	$208,510

On December 1, 2010, one of our client communities refinanced project debt ($30.2 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $27.8 million tax exempt bonds bearing interest from 2% to 4% due 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

On June 1, 2010, we elected to repurchase $42.7 million of project bonds (issued in connection with our Hempstead facility) under a mandatory tender. The bonds were simultaneously amended to extend their final maturity from December 1, 2010 to June 1, 2015. As a result of this transaction, the bonds have been reflected as repaid in the consolidated financial statements, but may be remarketed to third party investors at any time. In the event we effect such a remarketing, the aggregate amount of our project debt would be increased accordingly.

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $53.7 million tax exempt bonds bearing interest from 3% to 5% due 2019 in order to pay down the existing project debt and $12.7 million 4.67% taxable bonds due 2012 issued primarily to terminate the swap. See Item 8. Financial Statements And Supplementary Data — Note 15. Derivative Instruments for additional information related to the termination of the interest rate swap. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

Project Debt - Other

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

	As of December 31,
	2010		2009
	Current	Noncurrent	Current	Noncurrent

Debt service funds - principal	$84,569	$72,396	$63,508	$97,097
Debt service funds - interest	5,769	—	7,364	—

Total debt service funds	90,338	72,396	70,872	97,097
Revenue funds	17,522	—	12,894	—
Other funds	17,708	35,028	22,092	36,946

Total	$125,568	$107,424	$105,858	$134,043

Of the $233.0 million in total restricted funds as of December 31, 2010, approximately $157.0 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Item 8. Financial Statements And Supplementary Data — Note 16. Supplementary Information.

Investments

Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets and/or contributions from us, as required. The investment policy guidelines for the insurance business require that all loss and loss adjustment expense liabilities be matched by a comparable amount of investment grade assets. We believe that the resources of the insurance business are adequate to meet its current operating requirements.

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. See Item 8. Financial Statements And Supplementary Data — Note 14. Financial Instruments.

The investment portfolio for our insurance business was as follows as of December 31, 2010 (in thousands):

	Amortized Cost	Fair Value
Investments by grade:
Fixed maturities:
U.S. government obligations and agencies	$6,020	$6,069
Residential mortgage-backed securities	4,418	4,470
Corporate investments (AAA to A)	15,263	15,553
Corporate investments (B)	505	555
Other government obligations	2,331	2,375

Total fixed maturities	28,537	29,022
Equity securities	993	1,284

Total	$29,530	$30,306

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2010 (in thousands; references to Notes in the table are references to the Notes in Item 8. Financial Statements And Supplementary Data):

		Payments Due by Period
			2012 and	2014 and	2016 and
	Total	2011	2013	2015	Beyond
Project debt (Note 13)	$790,469	$136,568	$280,441	$210,715	$162,745
Term Loan Facility (Note 12)	625,625	6,500	13,000	606,125	—
7.25% Senior Notes (Note 12) (1)	400,000	—	—	—	400,000
3.25% Cash Convertible Senior Notes (Note 12) (2)	460,000	—	—	460,000	—
1.00% Senior Convertible Debentures (Note 12) (3)	57,289	—	57,289	—	—
Other long-term debt	435	210	206	19	—

Total debt obligations (4)	2,333,818	143,278	350,936	1,276,859	562,745
Less: Non-recourse debt (5)	(790,904)	(136,778)	(280,647)	(210,734)	(162,745)

Total recourse debt	$1,542,914	$6,500	$70,289	$1,066,125	$400,000

Operating leases	296,486	44,857	64,900	47,794	138,935
Less: Non-recourse rental payments	(163,129)	(23,765)	(37,256)	(24,848)	(77,260)

Total recourse rental payments	$133,357	$21,092	$27,644	$22,946	$61,675

Interest payments (6)	596,000	100,000	196,000	87,000	213,000
Less: Non-recourse interest payments	(161,000)	(37,000)	(57,000)	(30,000)	(37,000)

Total recourse interest payments	$435,000	$63,000	$139,000	$57,000	$176,000

Retirement plan obligations (7)	$9,360	$1,120	$1,860	$1,600	$4,780
Uncertainty in income tax obligations (8)	$112,690	$1,236	$4,186	$	$107,268

Total obligations	$2,233,321	$92,948	$242,979	$1,147,671	$749,723

(1)	Interest on the 7.25% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2011 and will mature on December 1, 2020 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt.
(2)	Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on an initial conversion rate of 59.1871 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represented a conversion price of approximately $16.90 per share). See Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt.
(3)	The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest. For purposes of this Capital Requirements chart, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt.
(4)	Excludes $12.8 million of unamortized debt premium.
(5)	Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(6)	Interest payments on the Term Loan Facility and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments. Interest payments represent accruals for cash interest payments.
(7)	Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2010.
(8)	Accounting for uncertainty in income tax obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

Other Commitments

Other commitments as of December 31, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year
Letters of credit	$299,151	$8,745	$290,406
Surety bonds	111,893	—	111,893

Total other commitments — net	$411,044	$8,745	$402,299

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to the projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($100.9 million) and support for closure obligations of various energy projects when such projects cease operating ($11.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the 7.25% Notes and the 3.25% Notes. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes and their 3.25% Notes if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

We have certain contingent obligations related to the Debentures. These arise as follows:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;
•	holders may require us to repurchase their Debentures if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash and/or our common stock.

For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes, 3.25% Notes or the Debentures, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt.

As discussed in the Overview — Growth and Development discussion above, we are focused on developing new projects and making acquisitions to grow our business in the United Kingdom, Ireland, Canada and the United States. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.

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

Our Delaware Valley facility is a party to a lease for the facility that expires in 2019. We are obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, we have guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by our subsidiary. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2010, the estimated Stipulated Loss would have been $97.0 million.

We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial condition. We generally use operating lease treatment for all of the foregoing arrangements. A summary of the operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 11. Leases.

As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and waste facilities. To date, we have not incurred material liabilities under our guarantees.

We have investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for additional information regarding these investments.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Effect if actual results differ
Policy	Judgments and estimates	from assumptions
Purchase Accounting
We allocate acquisition purchase prices to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The fair value estimates used reflect our best estimates for the highest and best use by market participants.	These estimates are subject to uncertainties and contingencies. For example, we used the discounted cash flow method to estimate the value of many of our assets, which entailed developing projections about future cash flows and applying an appropriate market participant discount rate.	If the cash flows from the acquired net assets differ significantly from our estimates, the amounts recorded could be subject to impairments. Furthermore, to the extent we change our initial estimates of the remaining useful life of the assets or liabilities, future depreciation and amortization expense could be impacted.

Goodwill and Indefinite Lived Intangibles
As of December 31, 2010, we had $230 million of goodwill, all of which is recorded at our Americas reporting unit. The accounting standard related to goodwill defines a reporting unit as an operating segment or a component of an operating segment. Components of operating segments can be aggregated, provided they share similar economic characteristics. As our energy-from-waste facilities in the Americas share similar economic characteristics, we have aggregated them for the determination of our reporting units.

We evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist. The impairment assessment for goodwill and indefinite lived intangible assets involves a comparison of the fair values of the reporting units carrying the goodwill and the intangible assets to their respective carrying values.

Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our assets.

When determining the fair value of our reporting units and intangible assets for impairment assessments, we make assumptions regarding their fair values which are dependent on estimates of future cash flows, discount rates, and other factors.

The impairment assessments of goodwill and indefinite lived intangible assets performed in the periods presented resulted in reporting unit and indefinite lived intangible assets fair values significantly in excess of carrying values and were, therefore, not at risk of failing any applicable impairment test.

In future years, if the assessed fair values were to significantly decrease, there could be impairments which could materially impact our results of operations.

Pensions and Other Post-Retirement Benefits
The expense and the related obligations arising from the pension and other post-retirement benefit plans are based on actuarially-determined estimates. We record a liability equal to the amount by which the present value of the projected benefit obligations exceeded the fair value of pension assets.	On an annual basis, we evaluate the assumed discount rate and expected return on plan assets used to determine pension benefit and other post-retirement benefit expenses and obligations. The discount rate is based on the estimated timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the estimated timing and amount of future benefit payments of the plan. Our expected return on plan assets is based on historical experience and by evaluating input from the trustee managing the plan assets.
A 1% change in the discount rate would change pension and other post-retirement benefit expense and the obligations by approximately $1 million and $10 million, respectively.

A 1% change in the return on plan assets would change pension and other post-retirement benefit expense by approximately $0.5 million.

Effect if actual results differ
Policy	Judgments and estimates	from assumptions
Financial Instruments
We record the conversion feature in our cash convertible notes and the related hedges at fair value, with the changes in fair value recorded in income.

In our insurance business, our debt and equity securities are classified as “available-for-sale” and are carried at fair value, with changes in fair value recorded in other comprehensive income. To the extent we have other than temporary impairments related to our debt securities, we will record the amounts related to credit losses in income.

We estimate the fair value of the conversion feature and the related hedges utilizing observable inputs such as implied volatility and risk-free rates. With respect to the hedges, we record a credit valuation adjustment based on observed credit spreads of our hedge counterparties in the credit default swaps market.

The fair value of our debt and equity securities are based on quoted prices from dealers or national securities exchanges.
The conversion feature and note hedge have similar terms and therefore the changes in their fair values offset each other, before taking into account the credit valuation adjustment. We are subject to variability in our results of operations related to the changes in the credit valuation adjustment, which is dependent on the fair value of the hedge and on observed credit spreads. A 10% change in the note hedge valuation would change the credit valuation adjustment by approximately $0.5 million, and a change in credit spreads of 1% would change the credit valuation adjustment by approximately $4 million.

Deferred Tax Assets
As described in Item 8. Financial Statements And Supplementary Data — Note 17. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2023 through December 31, 2030, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we have NOLs of approximately $397 million for federal income tax purposes as of the end of 2010.

The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected, to the extent it is reasonably predictable.

Judgment is involved in assessing whether a valuation allowance is required on our deferred tax assets.

To the extent our estimation of the reversal of temporary differences and operating income generated differs from actual results, we could be required to adjust the carrying amount of the deferred tax assets.

The Internal Revenue Service (“IRS”) has not audited any of our tax returns for the years in which the losses giving rise to the NOLs were reported. However, late in 2010, we received a letter from the IRS indicating that our tax returns for the tax years 2004 to 2008 were selected for examination. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our future consolidated taxable income.

Unpaid Loss Reserves and Loss Adjustment Expenses
Our insurance subsidiaries establish loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred.

The process of estimating reserves involves a considerable degree of judgment by management.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Like case reserves, IBNR reserves are adjusted as additional information becomes known.
If our actual claims experience is not consistent with the assumptions utilized in the determination of the loss reserves, we may be subject to adjustments that would impact our results from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Recent Accounting Pronouncements for a summary of additional accounting policies and new accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2010. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 14. Financial Instruments and Note 15. Derivative Instruments.

Commodity Price Risk and Contract Revenue Risk

Fuel Price Risk

Generally, we are protected against fluctuations in fuel (municipal waste) price risk in our Americas segment energy-from-waste business because most of our municipal waste is provided under long-term contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. Waste disposal fees declined slightly in 2010 and 2009 primarily due to lower waste generation rates. The decline in waste disposal fees at our energy-from-waste facilities is mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States, where we have over one million tons of available capacity.

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

Expiration of our contracts at energy-from-waste projects we own and at projects we operate will subject us to greater market risk in maintaining and enhancing our revenues. As the original waste disposal and operating contracts have approached the expiration dates of their initial term, we have renewed, extended or replaced these contracts on acceptable terms. We have exposure to contract revenue risk in obtaining acceptable arrangements and associated revenue for such projects thereafter. As our remaining agreements at facilities we own near their expiration dates, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium- and long-term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace.

Energy Price Risk

We are protected against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At some of our projects, we enter into short-term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations.

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. If market electricity prices changed by $10 per megawatt hour, our pre-tax income would change by approximately $10 to $20 million. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2010, the fair value of the energy derivatives of $0.4 million, pre-tax, was recorded as a current liability and as a component of Accumulated Other Comprehensive Income (“AOCI”).

At some of our facilities, where our long-term fixed price power contracts expire, we have an alternative to the current market prices, by selling our electrical output at “avoided cost”. The “avoided cost” rate is established periodically by local power authorities and is used by power authorities both for purchasing power from companies like ours and also used to establish billing rates for end users of energy. The current “avoided cost” rate is generally lower than our previously established contract rate but is higher than spot market prices. We expect our use of avoided cost sales will reduce our market exposure and mitigate the revenue decline related to the expiration of these initial long-term contracts.

At our biomass projects, we plan to maximize profitability by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.

Interest Rate Risk

Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt. As of December 31, 2010, the outstanding balance of the Term Loan was $625.6 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1.00% in the underlying December 31, 2010 market interest rates would result in a potential reduction to twelve month future earnings of $6.3 million, pre-tax.

Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes

In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “3.25% Notes”) due 2014. The 3.25% Notes are convertible by the holders into cash only (the “Cash Conversion Option”), based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represented an initial conversion price of approximately $18.55 per share) and only in certain limited circumstances. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the 3.25% Notes was adjusted to 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.90 per share and became effective on July 8, 2010.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”). We purchased, for $112.4 million, cash settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. We sold, for $54.0 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments.

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $116.0 million as of December 31, 2010. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Note Hedge was $112.4 million as of December 31, 2010. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was zero as of December 31, 2010.

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

For additional information related to the 3.25% Notes, Cash Conversion Option, and Note Hedge, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt and Note 15. Derivative Instruments.

Contingent Interest related to the 1.00% Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). As of December 31, 2010, $316.5 million of the Debentures were purchased (or 84.7% of the total outstanding), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. As of December 31, 2010, there were $57.3 million aggregate principal amount of the Debentures outstanding.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012 and the fair market value for the embedded derivative was zero as of December 31, 2010. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 12. Long-Term Debt and Note 15. Derivative Instruments.

Foreign Currency Exchange Rate Risk

We have operations in various foreign markets, including China, Canada, United Kingdom and Italy. As we grow our business, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects and the financial returns on these projects, as well our reported results. At some projects, we have mitigated our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.

As of December 31, 2010, we also had net investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.

Risk Related to the Investment Portfolio

With respect to our insurance business, the objectives in managing the investment portfolio held by our insurance subsidiaries are to maintain necessary liquidity and maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by our insurance subsidiary’s board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to the equity portfolio is price risk.

Fixed Maturities

With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiaries to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio was 3.0 years and 2.3 years as of December 31, 2010 and 2009. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto and contract surety programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 2.6% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1.9% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include $4.5 million and $5.2 million of residential mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2010 and 2009, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated AAA by Moody’s Investors Services.

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

Equity Securities

Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2010, equity securities represented 3.9% of our insurance company’s total investment portfolio. During 2010, the insurance subsidiary did not permanently impair any equity securities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 22, 2011

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$1,036,064	$916,232	$931,409
Electricity and steam sales	419,535	417,099	401,017
Other operating revenues	126,702	50,615	69,110

Total operating revenues	1,582,301	1,383,946	1,401,536

OPERATING EXPENSES:
Plant operating expenses	943,306	821,381	774,904
Other operating expenses	120,137	48,084	65,229
General and administrative expenses	102,582	109,235	97,016
Depreciation and amortization expense	189,758	196,708	192,232
Net interest expense on project debt	37,677	44,536	47,816
Write-down of assets, net of insurance recoveries	34,275	—	(8,325)

Total operating expenses	1,427,735	1,219,944	1,168,872

Operating income	154,566	164,002	232,664

Other income (expense):
Investment income	831	1,942	3,033
Interest expense	(45,160)	(38,118)	(46,804)
Non-cash convertible debt related expense	(39,057)	(24,290)	(17,979)
Loss on extinguishment of debt	(14,679)	—	—

Total other expenses	(98,065)	(60,466)	(61,750)

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	56,501	103,536	170,914
Income tax expense	(23,355)	(42,558)	(79,158)
Equity in net income from unconsolidated investments	1,560	3,011	716

Income from continuing operations	34,706	63,989	92,472

Income from discontinued operations (including loss on assets held for sale of $7,797 pre-tax in 2010), net of income tax expense of $8,318, $7,486 and $5,402, respectively	35,691	46,439	43,449

NET INCOME	70,397	110,428	135,921

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(4,850)	(3,551)	(3,321)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(3,893)	(5,232)	(3,640)

Total net income attributable to noncontrolling interests in subsidiaries	(8,743)	(8,783)	(6,961)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$61,654	$101,645	$128,960

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$29,856	$60,438	$89,151
Discontinued operations, net of tax expense	31,798	41,207	39,809

Net Income Attributable to Covanta Holding Corporation	$61,654	$101,645	$128,960

Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$0.19	$0.39	$0.58
Discontinued operations	0.21	0.27	0.26

Covanta Holding Corporation	$0.40	$0.66	$0.84

Weighted Average Shares	153,093	153,694	153,345

Diluted
Continuing operations	$0.19	$0.39	$0.57
Discontinued operations	0.21	0.27	0.26

Covanta Holding Corporation	$0.40	$0.66	$0.83

Weighted Average Shares	153,928	154,994	154,732

Cash Dividend Paid Per Share:	$1.50	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$126,439	$418,089
Restricted funds held in trust	125,568	105,858
Receivables (less allowances of $3,192 and $2,978, respectively)	271,549	296,672
Unbilled service receivables	23,080	37,692
Deferred income taxes	27,459	9,509
Prepaid expenses and other current assets	110,071	102,543
Assets held for sale	190,957	199,654

Total Current Assets	875,123	1,170,017
Property, plant and equipment, net	2,478,019	2,540,944
Investments in fixed maturities at market (cost: $28,537 and $27,500, respectively)	29,022	28,142
Restricted funds held in trust	107,424	134,043
Unbilled service receivables	31,804	37,389
Waste, service and energy contracts, net	472,190	380,359
Other intangible assets, net	78,892	84,610
Goodwill	230,020	202,996
Investments in investees and joint ventures	45,742	49,934
Other assets	328,066	305,848

Total Assets	$4,676,302	$4,934,282

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,710	$7,027
Current portion of project debt	141,515	164,167
Accounts payable	23,033	18,661
Deferred revenue	71,503	60,256
Accrued expenses and other current liabilities	186,395	209,230
Liabilities held for sale	34,266	52,436

Total Current Liabilities	463,422	511,777
Long-term debt	1,557,701	1,430,679
Project debt	661,788	764,048
Deferred income taxes	604,501	570,571
Waste and service contracts	88,632	101,353
Other liabilities	139,799	138,685

Total Liabilities	3,515,843	3,517,113

Commitments and Contingencies (Note 21)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 156,847 and 155,615 shares; outstanding 149,891 and 154,936 shares)	15,685	15,562
Additional paid-in capital	827,617	909,205
Accumulated other comprehensive income (loss)	5,233	7,443
Accumulated earnings	279,847	450,864
Treasury stock, at par	(696)	(68)

Total Covanta Holding Corporation stockholders’ equity	1,127,686	1,383,006

Noncontrolling interests in subsidiaries	32,773	34,163

Total Equity	1,160,459	1,417,169

Total Liabilities and Equity	$4,676,302	$4,934,282

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES:
Net income	$70,397	$110,428	$135,921
Less: Income from discontinued operations, net of tax expense	35,691	46,439	43,449

Income from continuing operations	34,706	63,989	92,472

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	189,758	196,708	192,232
Amortization of long-term debt deferred financing costs	6,650	5,272	3,684
Amortization of debt premium and discount	(7,864)	(8,537)	(10,707)
Write-down of assets, net of insurance recoveries	34,275	—	(8,325)
Loss on extinguishment of debt	14,679	—	—
Non-cash convertible debt related expense	39,057	24,290	17,979
Provision for doubtful accounts	3,290	2,249	1,839
Stock-based compensation expense	17,348	14,220	14,750
Equity in net income from unconsolidated investments	(1,560)	(3,011)	(716)
Dividends from unconsolidated investments	5,005	1,036	1,873
Deferred income taxes	19,402	32,699	62,969
Change in restricted funds held in trust	11,013	18,546	38,679
Other, net	5,433	5,989	12,445
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	27,392	(7,171)	(4,536)
Unbilled service receivables	24,560	18,620	14,020
Accounts payable and accrued expenses	(19,400)	(1,166)	(40,619)
Other, net	(11,630)	(11,744)	(28,935)

Total adjustments for continuing operations	357,408	288,000	266,632

Net cash provided by operating activities from continuing operations	392,114	351,989	359,104
Net cash provided by operating activities from discontinued operations	38,931	45,249	43,503

Net cash provided by operating activities	431,045	397,238	402,607

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(130,254)	(265,644)	(73,393)
Proceeds from the sale of investment securities	13,417	6,838	20,295
Purchase of investment securities	(16,724)	(8,008)	(18,577)
Acquisition of noncontrolling interests in subsidiaries	(2,000)	(23,700)	—
Purchase of equity interests	—	(8,938)	(18,503)
Proceeds from the sale of equity interests	9,369	—	—
Proceeds from the sale of corporate office	2,842	—	—
Purchase of property, plant and equipment	(114,845)	(73,552)	(87,890)
Property insurance proceeds	—	—	16,215
Acquisition of land use rights	(18,545)	—	(16,727)
Loans issued for the Harrisburg EfW facility to fund certain facility improvements, net of repayments	(400)	(11,191)	(8,233)
Other, net	(17,911)	(2,978)	(2,465)

Net cash used in investing activities from continuing operations	(275,051)	(387,173)	(189,278)
Net cash used in investing activities from discontinued operations	(91)	(67)	(30)

Net cash used in investing activities	(275,142)	(387,240)	(189,308)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400,000	460,000	—
Proceeds from issuance of warrants	—	53,958	—
Purchase of convertible note hedge	—	(112,378)	—
Payments of deferred financing costs	(9,614)	(14,275)	—
Payment of interest rate swap termination costs	—	(11,144)	—
Principal payments on long-term debt	(6,810)	(6,591)	(6,877)
Principal payments on project debt	(202,052)	(230,404)	(172,296)
Payments of tender premiums on debt extinguishment	(313,296)	—	—
Payments of fees related to tender offer	(1,863)	—	—

Proceeds from borrowings on project debt	38,922	70,131	(1)
Proceeds from borrowings on revolving credit facility	79,000	—	—
Payments on borrowings on revolving credit facility	(79,000)	—	—
Change in restricted funds held in trust	2,652	45,917	30,078
Cash dividends paid to stockholders	(232,671)	—	—
Common stock repurchased	(95,185)	—	—
Distributions to partners of noncontrolling interests in subsidiaries	(6,077)	(6,323)	(4,576)
Proceeds from the exercise of options for common stock, net	1,652	560	262
Financings of insurance premiums, net	(9,787)	345	1,381
Other financing, net	25,698	34,862	23,592

Net cash (used in) provided by financing activities from continuing operations	(408,431)	284,658	(128,437)
Net cash used in financing activities from discontinued operations	(40,150)	(53,708)	(41,805)

Net cash (used in) provided by financing activities	(448,581)	230,950	(170,242)

Effect of exchange rate changes on cash and cash equivalents	(359)	342	(70)

Net (decrease) increase in cash and cash equivalents	(293,037)	241,290	42,987
Cash and cash equivalents at beginning of year	433,683	192,393	149,406

Cash and cash equivalents at end of year	140,646	433,683	192,393
Less: Cash and cash equivalents of discontinued operations at end of year	14,207	15,594	24,206

Cash and cash equivalents of continuing operations at end of year	$126,439	$418,089	$168,187

Cash Paid for Interest and Income Taxes:
Interest	$83,715	$85,515	$106,778
Income taxes, net of refunds	$4,279	$1,736	$17,268

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Subsidiaries	Total
	(In thousands)

Balance as of December 31, 2007	154,281	$15,428	$821,338	$16,304	$220,259	359	$(36)	$40,773	$1,114,066
Stock-based compensation expense			14,750						14,750
Unvested restricted shares forfeited			2			21	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(3,705)			137	(14)		(3,719)
Exercise of options to purchase common stock	22	2	260						262
Shares issued in non-vested stock award	494	50	(50)						—
Deferred tax for noncontrolling interests in subsidiaries								374	374
Distributions to partners of noncontrolling interests in subsidiaries								(7,062)	(7,062)
Comprehensive income, net of income taxes:
Net income					128,960			6,961	135,921
Foreign currency translation				(10,481)				(6,032)	(16,513)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $7,017				(13,621)					(13,621)
Net unrealized loss on securities, net of income tax benefit of $219				(407)					(407)

Total comprehensive (loss) income				(24,509)	128,960			929	105,380

Balance as of December 31, 2008	154,797	15,480	832,595	(8,205)	349,219	517	(52)	35,014	1,224,051
Stock-based compensation expense			14,220						14,220
Issuance of Warrants			53,846						53,846
Unvested restricted shares forfeited			2			22	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	76	8	552						560
Shares issued in non-vested stock award	742	74	(74)						—
Purchase price allocation for noncontrolling interests								33,428	33,428
Acquisition of noncontrolling interests in subsidiaries			9,973					(33,492)	(23,519)
Distributions to partners of noncontrolling interests in subsidiaries								(11,004)	(11,004)
Comprehensive income, net of income taxes:
Net income					101,645			8,783	110,428
Foreign currency translation				5,892				1,434	7,326
Pension and other postretirement plan unrecognized net gain, net of income tax expense of $5,896				8,932					8,932
Net unrealized gain on securities, net of income tax expense of $444				824					824

Total comprehensive income				15,648	101,645			10,217	127,510

Balance as of December 31, 2009	155,615	15,562	909,205	7,443	450,864	679	(68)	34,163	1,417,169
Stock-based compensation expense			17,348						17,348
Cash dividend paid					(232,671)				(232,671)
Unvested restricted shares forfeited			16			159	(16)		—
Common stock repurchased			(94,573)			6,118	(612)		(95,185)
Repurchase of equity related to Debenture tender offer			(4,624)						(4,624)
Exercise of options to purchase common stock	289	29	1,623						1,652
Shares issued in non-vested stock award	943	94	(94)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Deferred tax for noncontrolling interests in subsidiaries								(374)	(374)
Distributions to partners of noncontrolling interests in subsidiaries								(9,842)	(9,842)
Comprehensive income, net of income taxes:
Net income					61,654			8,743	70,397
Foreign currency translation				482				799	1,281
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $1,478				(2,744)					(2,744)
Net unrealized loss on derivatives, net of income tax benefit of $142				(264)					(264)
Net unrealized gain on securities, net of income tax expense of $170				316					316

Total comprehensive (loss) income				(2,210)	61,654			9,542	68,986

Balance as of December 31, 2010	156,847	$15,685	$827,617	$5,233	$279,847	6,956	$(696)	$32,773	$1,160,459

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

Organization

We are one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste disposal solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 19 million tons of solid waste annually, representing approximately 5% of U.S. waste generation, and produce over 11 million megawatt (“MW”) hours of baseload electricity annually, representing over 5% of the nation’s non-hydroelectric renewable power. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 20 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and independent power production (“IPP”) facilities in Asia. We also operate waste management infrastructure that is complementary to our core EfW business.

We also hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing primarily on the United Kingdom where we continue to pursue energy-from-waste development opportunities.

We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance; however these collectively account for only approximately 1% of our consolidated revenue.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In December 2010, we entered into an agreement to sell all of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. In 2010, we retained the services of an investment banking firm which marketed our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India and our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In February 2011, we signed an agreement to sell one of the facilities in Tamil Nadu, India (Samalpatti). This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. See Note 23. Subsequent Event for additional information.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been reclassified to conform to this reclassification. See Note 4. Assets Held for Sale for additional information.

Prior to the fourth quarter of 2010, we had two reportable business segments — Americas and International. Since the fossil fuel independent power production facilities in the Philippines, India, and Bangladesh have been classified as Assets Held for Sale and the combined results of the remaining international assets do not meet the quantitative thresholds which required separate disclosure as a reportable segment, during the fourth quarter of 2010, we combined the remaining international assets with the insurance subsidiaries’ operations in the “All Other” category. Therefore, we have one reportable segment which is now Americas and is comprised of waste and energy services operations primarily in the United States and Canada. For additional information, see Note 6. Financial Information by Business Segments.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity Method Investments

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

Construction Revenues — Revenues under fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Construction revenues are recorded as other operating revenues in the consolidated statements of income. These contracts are typically signed in conjunction with agreements to operate the project constructed and are therefore multiple element arrangements. The contractual price of the undelivered service element has been determined to be its fair value. We expect to earn revenue for our most significant current construction contract over the next 3 years. Upon completion of the construction element of this contract, we will begin to recognize service revenue over the term of the service element of the contract.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2010, 2009, and 2008 were $90.0 million, $72.1 million, and $65.6 million, respectively.

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

We file a consolidated Federal income tax return for each of the periods covered by the consolidated financial statements, which include all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004, however the income taxes recorded for this subsidiary are recorded in our consolidated financial statements. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements, however certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. For additional information, see Note 17. Income Taxes.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with accounting standards for share-based awards to employees which requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 19. Stock-Based Award Plans.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value.

Investments

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value. For additional information, see Note 14. Financial Instruments.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted fund balances are as follows (in thousands):

	As of December 31,
	2010		2009
	Current	Noncurrent	Current	Noncurrent

Debt service funds - principal	$84,569	$72,396	$63,508	$97,097
Debt service funds - interest	5,769	—	7,364	—

Total debt service funds	90,338	72,396	70,872	97,097
Revenue funds	17,522	—	12,894	—
Other funds	17,708	35,028	22,092	36,946

Total	$125,568	$107,424	$105,858	$134,043

Of the $233.0 million in total restricted funds as of December 31, 2010, approximately $157.0 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Note 16. Supplementary Information.

Restricted Funds — Other

As of December 31, 2010 and 2009, we had $36.0 million and $26.3 million, respectively, in restricted accounts to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, and that are estimated to be paid in the future and for surety and bail bond collateral related to our insurance subsidiary. Such funds are invested principally in money market funds, bank deposits and certificates of deposit. Funds held in these restricted accounts are not available for general corporate purposes.

Deferred Financing Costs

As of December 31, 2010 and 2009, we had $24.8 million and $24.0 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2010		2009
	Current	Noncurrent	Current	Noncurrent

Advance billings to municipalities	$9,311	$—	$10,265	$—
Unearned insurance premiums	2,202	—	2,105	—
Other	59,990	3,132	47,886	3,681

Total	$71,503	$3,132	$60,256	$3,681

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

Property, Plant and Equipment

Property, plant, and equipment acquired from acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 35 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of income.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	As of December 31,
	2010	2009

Beginning of period asset retirement obligation	$26,244	$24,855
Accretion expense	2,070	1,945
Deductions (1)	(1,440)	(595)
Additions (2)	1,847	39

End of period asset retirement obligation	$28,721	$26,244
Less: current portion	(3,678)	(3,254)

Asset retirement obligation	$25,043	$22,990

(1)	Deductions in 2010 and 2009 related to expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.
(2)	Additions in 2010 and 2009 related primarily to expansions projects for an existing landfill site and purchase price allocations for asset retirement obligations for an energy-from-waste facility acquired in Pennsylvania in 2009. See Note 3. Acquisitions, Business Development and Dispositions.

Amortization of Waste, Service and Energy Contracts and Intangible Assets

Our waste, service and energy contracts are intangible assets related to long-term operating contracts at acquired facilities. Intangible assets and liabilities, as well as lease interest, and other indefinite-lived assets, are recorded at their estimated fair market values based primarily upon discounted cash flows in accordance with accounting standards related to business combinations. See Note 7. Amortization of Waste, Service and Energy Contracts and Note 8. Other Intangible Assets and Goodwill.

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

The evaluation of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. The goodwill is related to the Americas reporting unit. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. As the components of the Americas share similar economic characteristics, we have aggregated them into one reporting unit as permitted by the accounting standard related to goodwill and intangible assets. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value. As of December 31, 2010, the fair value of the Americas exceeded its carrying value.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized to reduce the carrying value of the asset to its fair value. As of December 31, 2010, the fair value of all indefinite-lived intangible assets exceeded their carrying value.

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

There were no impairment charges recognized related to our evaluation of goodwill, indefinite-lived intangible assets, intangible assets for the years ended December 31, 2010, 2009 and 2008. During the year ended, December 31, 2010, we recorded a write-

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

down of assets related to other long-lived assets of $34.3 million, pre-tax. For additional information, see Note 16. Supplementary Information.

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

Accumulated Other Comprehensive Income

AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities, and net unrealized gains and losses on derivatives.

Derivative Instruments

We recognize derivative instruments on the balance sheet at their fair value. For additional information, see Note 15. Derivative Instruments.

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

Pension and Postretirement Benefit Obligations

Our pension and other postretirement benefit plans are accounted for in accordance with accounting standards for defined benefit pension and other postretirement plans which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. For additional information, see Note 18. Employee Benefit Plans.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in thousands):

	As of December 31,
	2010	2009	2008

Net unpaid losses and LAE at beginning of year	$22,367	$20,207	$22,400
Incurred, net, related to:
Current year	10,439	12,364	7,272
Prior years	7,146	3,271	1,818

Total net incurred	17,585	15,635	9,090
Paid, net, related to:
Current year	(6,338)	(6,996)	(4,361)
Prior years	(8,288)	(5,370)	(6,982)

Total net paid	(14,626)	(12,366)	(11,343)
(Decrease) increase in allowance for reinsurance recoverable on unpaid losses	(212)	60	60
Effect of deconsolidation of subsidiary	—	(1,169)	—

Net unpaid losses and LAE at end of year	25,114	22,367	20,207
Plus: Reinsurance recoverable on unpaid losses	10,024	12,325	9,155

Gross unpaid losses and LAE at end of year	$35,138	$34,692	$29,362

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, asset retirement obligations, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, deferred taxes, unpaid losses and LAE, allowances for uncollectible receivables, and liabilities related to pension obligations, workers’ compensation, severance and certain litigation.

Reclassifications

As more fully described in Note 4. Assets Held for Sale, the operations of our fossil fuel independent power production facilities located in India met the criteria to be classified as discontinued operations. The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale”. The results of operations of these businesses are included in the consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables, which include loans, long-term receivables, lease receivables, and other long-term receivables. We adopted this standard effective January 1, 2011 and do not expect this accounting standard to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standard related to multiple-deliverable revenue arrangements which we adopted effective January 1, 2011. The standard provides amendments to criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements generally will be separated in more circumstances than under existing U.S. GAAP. We do not expect this accounting standard to have a material impact on our consolidated financial statements.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions and Business Development

Americas

Huntington Energy-from-Waste Facility

In December, 2010, our service fee contract with the Town of Huntington was extended from 2012 to 2019.

In March 2010, for cash consideration of $2.0 million, we acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Fairfax County Energy-from-Waste Facility

In August 2010, the service fee contract with Fairfax County was extended from 2011 to 2016. Fairfax County elected to extend the existing agreement which was their option on the same agreement terms, however since the project debt has been paid off effective February 2011, under the terms of the extension, Fairfax County will receive all of the debt service savings.

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facilities waste processing capacity from 2,160 tons per day (“tpd”) to 3,060 tpd and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which will be funded and owned by the City and County of Honolulu. Construction commenced at the end of 2009.

Veolia Energy-from-Waste Businesses

We completed the following transactions with Veolia Environmental Services North America Corp. (collectively referred to as the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 9,600 tpd. Each of the operations acquired included a long-term operating contract with their respective municipal client.

•	Between August 2009 and February 2010, we acquired one transfer station business and seven energy-from-waste businesses located in New York, Pennsylvania, California, Florida and British Columbia. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We paid cash consideration of $259.3 million in August 2009 for six energy-from-waste businesses and one transfer station, and in February 2010, we paid $128.3 million for the seventh energy-from-waste business. During the fourth quarter of 2010, we paid $2.0 million as a final post-closing purchase price adjustment.
•	The businesses acquired in August 2009 included a majority ownership stake in one energy-from-waste facility and in November 2009, we acquired the remaining ownership stake in that facility for cash consideration of $23.7 million.

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

Wallingford Energy-from-Waste Facility

On December 17, 2008, we entered into new tip fee contracts for the delivery of waste to our Wallingford, Connecticut energy-from-waste facility, which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Hillsborough County Energy-from-Waste Facility

In 2005, we entered into agreements with Hillsborough County, Florida to implement a 600 tpd expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. Construction of the expansion was successfully completed and commercial operation commenced in 2009.

Other Projects

China Joint Ventures and Energy-from-Waste Facilities

We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The Taixing project commenced construction in late 2009 and the project company has obtained Rmb 163 million in project financing which, together with available cash from existing operations will fund construction costs.

In 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Ltd. received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China and the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project company. Construction of the facility has commenced and the project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd., until the project has been constructed and for one year after operations commence.

Dispositions

Detroit Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility for total cash consideration of approximately $7.9 million and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement.

On November 15, 2010, we completed the sale of our entire interest in the Detroit Facility and received consideration of $9.4 million. We recorded a pre-tax gain of approximately $1.3 million in connection with this transaction.

NOTE 4.	ASSETS HELD FOR SALE

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In December 2010, we entered into an agreement to sell all of our interests in the Quezon coal-fired electric generation facility located in the Philippines to Electricity Generating PCL (“EGCO”) for a price of approximately $215 million in cash. The transaction is expected to close in the first half of 2011, subject to customary approvals and closing conditions. The Quezon assets being sold consist of our entire interest in Covanta Philippines Operating, Inc., which provides operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. (“QPI”). The sale is expected to generate an after-tax book gain of approximately $140 million at closing.

In 2010, we retained the services of an investment banking firm which marketed our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India and our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. During the fourth quarter of 2010, we recorded a loss on assets held for sale of approximately $7.8 million, pre-tax, reducing the carrying value of our India facilities’ net assets to the expected net proceeds from the sale (Level 2 measure of fair value).

In February 2011, we signed an agreement to sell one of the facilities in Tamil Nadu, India (Samalpatti). This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. See Note 23. Subsequent Event for additional information.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations and as such all prior periods have been reclassified to conform to this reclassification. The Quezon and Haripur joint venture entities are to be sold to the same buyer as the operating subsidiary, and each buyer views all of the operations (i.e. the operator and joint venture entity) as integral.

The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as “Current Assets Held for Sale” and “Current liabilities Held for Sale”. The results of operations of these businesses are included in the consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The following table summarizes the operating results of the discontinued operations for the periods indicated (in thousands):

	As of December 31,
	2010	2009	2008

Revenues	$152,491	$166,521	$262,717

Operating expenses	$133,897	$134,688	$239,416

Income before income tax expense and equity in net income from unconsolidated investments	$20,141	$33,900	$25,985

Equity in net income from unconsolidated investments	$23,868	$20,025	$22,867

Income from discontinued operations (including loss on assets held for sale of $7,797 pre-tax in 2010), net of income tax expense of $8,318, $7,486 and $5,402, respectively	$35,691	$46,439	$43,449

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the assets and liabilities of the asset held for sale included in the consolidated balance sheets as of the dates indicated (in thousands):

	As of December 31,
	2010	2009

Cash and cash equivalents	$14,207	$15,594
Restricted funds held in trust	18,966	37,852
Accounts receivable	19,479	9,959
Prepaid expenses and other assets	26,326	23,595
Property, plant and equipment	30,206	41,896
Investments in investees and joint ventures	81,322	70,239
Other long-term assets	451	519

Assets held for sale	$190,957	$199,654

Accounts payable	$2,976	$9,170
Accrued expenses and other	11,547	8,490
Project debt	15,555	31,150
Other noncurrent liabilities	4,188	3,626

Liabilities held for sale	$34,266	$52,436

NOTE 5.	EARNINGS PER SHARE AND EQUITY

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

	For the Years Ended December 31,
	2010	2009	2008

Net income from continuing operations	$29,856	$60,438	$89,151
Net income from discontinued operations	31,798	41,207	39,809

Net income attributable to Covanta Holding Corporation	$61,654	$101,645	$128,960

Basic earnings per share:
Weighted average basic common shares outstanding	153,093	153,694	153,345

Continuing operations	$0.19	$0.39	$0.58
Discontinued operations	0.21	0.27	0.26

Covanta Holding Corporation	$0.40	$0.66	$0.84

Diluted earnings per share:
Weighted average basic common shares outstanding	153,093	153,694	153,345
Dilutive effect of stock options	381	433	649
Dilutive effect of restricted stock	454	867	738
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—

Weighted average diluted common shares outstanding	153,928	154,994	154,732

Continuing operations	$0.19	$0.39	$0.57
Discontinued operations	0.21	0.27	0.26

Covanta Holding Corporation	$0.40	$0.66	$0.83

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	1,787	1,975	1,983

Restricted stock	—	—	—

Warrants	27,226	24,803	—

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures were convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price ($28.20 in any of the periods presented) before February 1, 2025. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate was equivalent to an adjusted conversion price of $25.65 per share and became effective on July 13, 2010. For additional information related to the special cash dividend, see the Equity discussion below and see Note 12. Long-Term Debt for a description of the Debentures. As of December 31, 2010, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). As of December 31, 2010, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price ($25.74 prior to July 8, 2010) of the warrants. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the warrants was adjusted to $23.45 effective on July 8, 2010. For additional information related to the special cash dividend, see the Equity discussion below and see Note 12. Long-Term Debt for a description of the 3.25% Notes.

Equity

During the year ended December 31, 2010, we granted 942,747 restricted stock awards and 1,085,040 restricted stock units. For information related to stock-based award plans, see Note 19. Stock-Based Award Plans.

During the fourth quarter of 2010, as a result of the tender offer to purchase the outstanding Debentures, we reduced additional paid-in-capital by $8.2 million, pre-tax. For information related to the tender offer, see Note 12. Long-Term Debt.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share. The special cash dividend of $233 million was paid on July 20, 2010. We utilized a combination of cash on hand and borrowings under the Revolving Credit Facility (which were subsequently repaid within the quarter) to fund the special cash dividend. In addition, holders of unvested shares of restricted stock received a dividend in the form of additional restricted stock awards totaling 126,267 shares with the same vesting conditions as the underlying shares of restricted stock to which they relate. For additional information related to the special cash dividend, see Note 19. Stock-Based Award Plans.

In 2008, the Board of Directors authorized the repurchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. On June 17, 2010, the Board of Directors increased the authorization to repurchase shares of outstanding common stock to $150 million. Under the program, stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the year ended December 31, 2009 and 2008, we did not repurchase shares of our common stock under this program. During the year ended December 31, 2010, we repurchased 6,117,687 shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95.2 million. As of December 31, 2010, the amount remaining under our currently authorized share repurchase program was $54.8 million.

During the year ended December 31, 2009 and 2008, we repurchased 139,762 shares and 137,055 shares, respectively, of our common stock in connection with tax withholdings for vested stock awards.

As of December 31, 2010, there were 156,846,445 shares of common stock issued of which 149,891,023 were outstanding; the remaining 6,955,422 shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2010, there were 4,081,840 shares of common stock reserved and available for future issuance under equity plans.

As of December 31, 2010, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

NOTE 6.	FINANCIAL INFORMATION BY BUSINESS SEGMENTS

Prior to the fourth quarter of 2010, we had two reportable business segments — Americas and International. Since the fossil fuel independent power production facilities in the Philippines, India, and Bangladesh have been classified as Assets Held for Sale and the combined results of the remaining international assets do not meet the quantitative thresholds which required separate disclosure as a reportable segment, during the fourth quarter of 2010, we combined the remaining international assets with the insurance subsidiaries’ operations in the “All Other” category. Therefore, we have one reportable segment which is now Americas and is comprised of waste and energy services operations primarily in the United States and Canada. For additional information, see Note 4. Assets Held for Sale.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of our reportable segment are as follows (in thousands):

	Americas	All Other (1)	Total

Year Ended December 31, 2010:
Operating revenues	$1,541,121	$41,180	$1,582,301
Depreciation and amortization expense	188,125	1,633	189,758
Write-down of assets, net of insurance recoveries	11,145	23,130	34,275
Operating income (loss)	213,458	(58,892)	154,566
Interest expense	42,080	41,306	83,386
Equity in net income from unconsolidated investments	67	1,493	1,560
As of December 31, 2010:
Total assets (includes goodwill of $230,020 in the Americas segment)	$4,235,216	$441,086	$4,676,302
Capital additions	88,982	25,863	114,845
Year Ended December 31, 2009:
Operating revenues	$1,346,217	$37,729	$1,383,946
Depreciation and amortization expense	194,925	1,783	196,708
Operating income (loss)	194,753	(30,751)	164,002
Interest expense	40,113	20,353	60,466
Equity in net (loss) income from unconsolidated investments	(865)	3,876	3,011
As of December 31, 2009:
Total assets (includes goodwill of $202,996 in the Americas segment)	$4,480,484	$453,798	$4,934,282
Capital additions	59,958	13,594	73,552
Year Ended December 31, 2008:
Operating revenues	$1,371,431	$30,105	$1,401,536
Depreciation and amortization expense	190,659	1,573	192,232
Insurance recoveries, net of write down of assets	(8,325)	—	(8,325)
Operating income (loss)	255,007	(22,343)	232,664
Interest expense	52,766	8,984	61,750
Equity in net income from unconsolidated investments	666	50	716

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale (See Note 4. Assets Held for Sale).

Our operations are principally in the United States. See the list of projects for the Americas segment in Item 1. Business. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. A summary of revenues and total assets by geographic area is as follows (in thousands):

	United States	Other	Total

Operating Revenues:
Year Ended December 31, 2010	$1,521,385	$60,916	$1,582,301
Year Ended December 31, 2009	$1,338,764	$45,182	$1,383,946
Year Ended December 31, 2008	$1,370,836	$30,700	$1,401,536

		Assets Held
	United States	for Sale	Other	Total

Total Assets:
As of December 31, 2010	$4,164,356	$190,957	$320,989	$4,676,302
As of December 31, 2009	$4,414,316	$199,654	$320,312	$4,934,282

NOTE 7.	AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS

Waste, Service and Energy Contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives, which average approximately 23 years for the waste, service and energy intangible contract assets and 8 years for the waste and service intangible contract liabilities.

Waste, Service and Energy contracts consisted of the following (in thousands):

		As of December 31, 2010			As of December 31, 2009
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste, service and energy contracts (asset)	1 —37 years	$654,074	$181,884	$472,190	$542,225	$161,866	$380,359
Waste and service contracts (liability)	1 — 12 years	$(154,395)	$(65,763)	$(88,632)	$(155,605)	$(54,252)	$(101,353)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2010 included or expected to be included in our consolidated statements of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Year ended December 31, 2010	$40,537	$(12,721)

2011	$37,843	$(12,408)
2012	35,750	(12,412)
2013	32,139	(12,390)
2014	29,245	(12,500)
2015	25,897	(8,187)
Thereafter	311,316	(30,735)

Total	$472,190	$(88,632)

The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 10 years.

NOTE 8.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

		As of December 31, 2010			As of December 31, 2009
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Lease interest and other	8 - 19 years	$79,617	$17,397	$62,220	$79,338	$13,994	$65,344
Landfill	3 years	17,985	11,509	6,476	17,985	9,460	8,525

Total amortizable intangible assets		97,602	28,906	68,696	97,323	23,454	73,869
Other intangibles	Indefinite	10,196	—	10,196	10,741	—	10,741

Intangible assets, net		$107,798	$28,906	$78,892	$108,064	$23,454	$84,610

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2010 included or expected to be included in our statements of income for each of the years indicated (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Annual Remaining Amortization	$5,499	$5,499	$5,581	$3,368	$3,368	$45,381	$68,696

Amortization Expense related to other intangible assets was $5.5 million, $5.4 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3.0 million for each of the years ended December 31, 2010, 2009, and 2008.

Goodwill

Goodwill was $230.0 million and $203.0 million as of December 31, 2010 and 2009, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. We performed the required annual impairment review of our recorded goodwill for reporting units using a discounted cash flow approach as of October 1, 2010 and determined that goodwill was not impaired. As of December 31, 2010, goodwill of approximately $19 million was deductible for federal income tax purposes.

The following table details the changes in carrying value of goodwill for the years ended December 31, 2010 and 2009 (in thousands):

Total

Balance as of December 31, 2008	$195,617
Purchase price adjustment related to the ARC Holdings acquisition	6,060
Goodwill related to the Pennsylvania transfer stations acquisition (See Note 3)	1,319

Balance as of December 31, 2009	202,996
Goodwill related to the acquisition of the Veolia EfW businesses (See Note 3)	27,024

Balance as of December 31, 2010	$230,020

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9.	EQUITY METHOD INVESTMENTS

Our subsidiaries are party to joint venture agreements through which we have equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. We record our share of earnings from our equity investees in equity in net income from unconsolidated investments in our consolidated statements of income. As of December 31, 2010 and 2009, investments in investees and joint ventures accounted for under the equity method were as follows (in thousands):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2010	2010	2009	2009

Pacific Ultrapower Chinese Station Plant (U.S.) (1)	55%	$5,438	55%	$3,685
South Fork Plant (U.S.)	50%	918	50%	1,017
Koma Kulshan Plant (U.S.)	50%	5,553	50%	5,883
Detroit EfW Facility (U.S.) (1)	—	—	30%	4,973
Ambiente 2000 (Italy)	40%	750	40%	1,025
Sanfeng (China)	40%	13,727	40%	13,786
Chengdu (China) (1)	49%	19,356	49%	19,004
Mauritius (Africa)	35%	—	35%	561

Total investments		$45,742		$49,934

(1)	See Note 3. Acquisitions, Business Development and Dispositions for a discussion related to these equity investments.

NOTE 10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

		As of December 31,
	Useful Lives	2010	2009

Land		$25,232	$27,084
Facilities and equipment	3-35 years	3,243,869	3,186,138
Landfills	3-38 years	44,535	42,957
Construction in progress		55,412	31,477

Total		3,369,048	3,287,656
Less: accumulated depreciation and amortization		(891,029)	(746,712)

Property, plant, and equipment — net		$2,478,019	$2,540,944

Depreciation and amortization expense related to property, plant and equipment was $159.5 million, $162.8 million, and $156.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 11.	LEASES

Leases are primarily operating leases for leaseholds on energy-from-waste facilities and independent power projects, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $30.1 million, $31.4 million, and $30.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Future Minimum Rental Payments	$44,857	$39,165	$25,735	$24,369	$23,425	$138,935	$296,486
Non-Recourse Portion of Future Minimum Rental Payments	$23,765	$23,817	$13,439	$12,424	$12,424	$77,260	$163,129

Future minimum rental payment obligations include $163.1 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $90.5 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $72.6 million is related to an energy-from-waste facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Covanta Delaware Valley, L.P. (“Delaware Valley”) leases a facility pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley becomes obligated to pay a contractually specified “stipulated loss” value that declines over time and was approximately $97.0 million as of December 31, 2010.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12.	LONG-TERM DEBT

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of December 31,
	2010	2009

7.25% Senior Notes due 2020	$400,000	$—

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to 3.25% Cash Convertible Senior Notes	(91,212)	(112,475)
Cash conversion option derivative at fair value	115,994	128,603

3.25% Cash Convertible Senior Notes, net	484,782	476,128

1.00% Senior Convertible Debentures due 2027	57,289	373,750
Debt discount related to 1.00% Senior Convertible Debentures	(3,720)	(45,042)

1.00% Senior Convertible Debentures, net	53,569	328,708

Term Loan Facility due 2014	625,625	632,125
Other long-term debt	435	745

Total	1,564,411	1,437,706
Less: current portion	(6,710)	(7,027)

Total long-term debt	$1,557,701	$1,430,679

Credit Facilities

We have the ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally, by utilizing Credit Facilities which are comprised of:

•	a $300 million revolving credit facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Credit Facility”);
•	a $320 million funded letter of credit facility due 2014 (the “Funded L/C Facility”); and
•	a term loan facility, due 2014, in the initial amount of $650 million and of which $625.6 million was outstanding as of December 31, 2010 (the “Term Loan Facility”).

As of December 31, 2010, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2010	December 31, 2010

Revolving Credit Facility (1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$295,674	$24,326

(1)	Up to $200 million of which may be utilized for letters of credit.

Amortization Terms

The Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments through the date of maturity as follows (in thousands):

	2011	2012	2013	2014	Total

Annual Remaining Amortization	$6,500	$6,500	$6,500	$606,125	$625,625

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The borrowing margins referred to above for the Credit Facilities are as follows:

			Borrowing Margin	Borrowing Margin
			for Term Loans,	for Term Loans,
			Funded Letters of	Funded Letters of
			Credit and	Credit and
	Borrowing Margin	Borrowing Margin	Credit-Linked	Credit-Linked
	for Revolving Credit	for Revolving Credit	Deposits	Deposits
Leverage Ratio	(Eurodollar Loans)	(Base Rate Loans)	(Eurodollar Loans)	(Base Rate Loans)

≥ 4.00:1.00	2.00%	1.00%	1.75%	0.75%
< 4.00:1.00 and ≥ 3.25:1.00	1.75%	0.75%	1.50%	0.50%
< 3.25:1.00 and ≥ 2.75:1.00	1.50%	0.50%	1.50%	0.50%
< 2.75:1.00	1.25%	0.25%	1.50%	0.50%

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

Credit Facilities Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of December 31, 2010.

The affirmative covenants of the Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;
•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);
•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;
•	restricted junior payments;
•	clauses restricting subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 3.50 to 1.00 for the four quarter period ended December 31, 2010 and thereafter, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period.
•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

7.25% Senior Notes due 2020 (the “7.25% Notes”)

On December 1, 2010, we completed an offering of $400 million principal amount of 7.25% Senior Notes due 2020. Interest on the notes is payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2011 and the 7.25% Notes will mature on December 1, 2020 unless redeemed or repurchased. As of December 31, 2010, we used $316.5 million of the net proceeds of the 7.25% Notes offering to purchase 84.7% of the total outstanding 1.00% Senior Convertible Debentures due 2027 (described below), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. The remaining net proceeds will be used for general corporate purposes. Net proceeds from the sale of the 7.25% Notes were $390.4 million, consisting of gross proceeds of $400 million net of $9.6 million in offering expenses.

The 7.25% Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future senior unsecured indebtedness and senior to our future subordinated indebtedness. The 7.25% Notes are effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to the existing and future indebtedness and other liabilities of our subsidiaries. None of our subsidiaries guarantee the 7.25% Notes. The 7.25% Notes were rated Ba3 by Moody’s Investors Service, Inc. and Single-B by Standard & Poor’s Ratings Group Inc. at the time of the offering.

The indenture for the 7.25% Notes may limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;
•	pay dividends or make other distributions or repurchase or redeem their capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell restricted assets;
•	incur liens;
•	enter into transactions with affiliates;
•	alter the businesses they conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of their assets.

If and for so long as the 7.25% Notes have an investment grade rating from both Standard & Poor’s Ratings Group Inc. and Moody’s Investors Service, Inc. and no default under the indenture has occurred, certain of the covenants will be suspended.

At our option, the 7.25% Notes are subject to redemption at any time on or after December 1, 2015, in whole or in part, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

prior to December 1, 2013, we may redeem up to 35% of the original principal amount of the 7.25% Notes with the proceeds of certain equity offerings at a redemption price of 107.25% of the principal amount of the 7.25% Notes, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to December 1, 2015, we may redeem some or all of the 7.25% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium.

If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 7.25% Notes. The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 7.25% Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 7.25% Notes at 100% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

On May 22, 2009, we issued $400 million aggregate principal amount of the 3.25% Notes due in 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. On June 15, 2009, we issued an additional $60 million aggregate principal amount of 3.25% Notes upon exercise in full of an over-allotment option we granted as part of the private offering. We have used the net proceeds from the offering for general corporate purposes, including capital expenditures, permitted investments or permitted acquisitions.

The 3.25% Notes constitute general unsecured senior obligations and rank equally in right of payment with our existing and future senior unsecured indebtedness. The 3.25% Notes are effectively junior to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 3.25% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

Interest for the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009 until they mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the 3.25% Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required Securities and Exchange Commission documents and reports or if the holders cannot freely trade the 3.25% Notes. When applicable, the contingent interest payable per $1,000 principal amount of 3.25% Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the 3.25% Notes. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was zero as of December 31, 2010.

Under limited circumstances described below, the 3.25% Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represented an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the 3.25% Notes was adjusted to 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.90 per share and became effective on July 8, 2010. For additional information related to the special cash dividend, Note 19. Stock-Based Award Plans. We will not deliver common stock (or any other securities) upon conversion under any circumstances. Holders may convert their 3.25% Notes only under the following circumstances:

•	prior to March 1, 2014, on any date during any fiscal quarter commencing at any time after June 30, 2009 and only during such fiscal quarter if the closing sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the then effective conversion price; or
•	upon the occurrence of specified corporate transactions (as provided in the indenture for the 3.25% Notes); or
•	upon certain fundamental changes (as defined in the indenture for the 3.25% Notes in which case the conversion rate will be increased as provided in the indenture); or
•	during the five consecutive business day period following any five consecutive trading day period in which the trading price for the 3.25% Notes for each day during such five day period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the then effective conversion rate; or
•	at any time on or after March 1, 2014.

The 3.25% Notes are also subject to repurchase by us, at the holder’s option, if a fundamental change occurs, for cash at a repurchase price equal to 100% of the principal amount of the 3.25% Notes, plus accrued and unpaid interest (including contingent interest, if any).

The 3.25% Notes are recognized as long-term debt in our consolidated financial statements. The difference between the face value of the 3.25% Notes ($460.0 million as of the date of issuance of the 3.25% Notes) and the amount recognized in the financial statements ($335.6 million as of the date of the issuance of the 3.25% Notes) is the debt discount ($124.4 million as of the date of the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

issuance of the 3.25% Notes) which is accreted to the 3.25% Notes over their life and recognized as non-cash convertible debt related expense. For the years ended December 31, 2010 and 2009, the pre-tax non-cash convertible debt related expense recognized in our consolidated statements of income related to the 3.25% Notes was $21.3 million and $12.0 million, respectively.

The 3.25% Notes are convertible into cash only, and therefore the cash conversion option that is part of the 3.25% Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124.4 million, which is recognized as long-term debt in our consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2010, the fair value of the Cash Conversion Option was $116.0 million. See Note 14. Financial Instruments and Note 15. Derivative Instruments for additional information regarding the Cash Conversion Option.

In connection with the 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes that may be required to be made by us upon the cash conversion of the 3.25% Notes. The Note Hedge consisted of our purchase for $112.4 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge was recorded as a noncurrent asset in our consolidated financial statements for $112.4 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2010, the fair value of the Note Hedge was $112.4 million. See Note 14. Financial Instruments and Note 15. Derivative Instruments for additional information regarding the Note Hedge.

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.

In connection with the 3.25% Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the 3.25% Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54.0 million. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Warrants was adjusted to $23.45 effective on July 8, 2010. For additional information related to the special cash dividend, see Note 19. Stock-Based Award Plans. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants have been recorded as additional paid-in capital in our consolidated financial statements for $54.0 million. The Warrant transactions also meet the definition of a derivative under current accounting principles. However, because the Warrant transactions are indexed to our common stock and are recorded in equity in our consolidated balance sheets, the Warrant transactions are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

Net proceeds from the above transactions were $387.3 million, consisting of gross proceeds of $460.0 million from the 3.25% Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $14.3 million of purchase discounts and other offering expenses.

The Note Hedge transactions and the Warrant transactions are separate transactions, each of which we have entered into with the Option Counterparties, and are not part of the terms of the Notes and will not affect any rights of holders’ under the 3.25% Notes. Holders of the 3.25% Notes do not have any rights with respect to the Note Hedge transactions or Warrant transactions.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures, plus accrued and unpaid interest to, but excluding, the date of payment for Debentures (December 8, 2010). As of December 31, 2010, $316.5 million of the Debentures were purchased (or 84.7% of the total outstanding), for an aggregate purchase price of $313.3 million plus $1.1 million in accrued and unpaid interest. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures. As of December 31, 2010,

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

there were $57.3 million aggregate principal amount of the Debentures outstanding. During the fourth quarter of 2010, as a result of the tender offer to purchase the outstanding Debentures, we reduced additional paid-in-capital by $8.2 million, pre-tax, which represented the remaining difference between the amount paid in the tender offer and the fair value of the liability. We may purchase Debentures that remained outstanding following termination or expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

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

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of December 31, 2010.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represented an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.65 per share (or 14,571,877 issuable shares) and became effective on July 13, 2010. For additional information related to the special cash dividend, see Note 19. Stock-Based Award Plans.

Holders may convert their 1.00% Debentures into cash and shares of our common stock only under the following circumstances:

•	prior to February 1, 2025, on any date during any fiscal quarter beginning after March 31, 2007 (and only during such fiscal quarter) if the closing sale price of our common stock was more than 130% of the then effective conversion price for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter;
•	at any time on or after February 1, 2025;
•	with respect to any Debentures called for redemption, until 5:00 p.m., New York City time, on the business day prior to the redemption date;
•	during a specified period, if we distribute to all or substantially all holders of our common stock, rights or warrants entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price for the ten trading days preceding the declaration date for such distribution;
•	during a specified period, if we distribute to all or substantially all holders of our common stock, cash or other assets, debt securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution;
•	during a specified period, if we are a party to a consolidation, merger or sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets and those of our subsidiaries taken as a whole that does not constitute a fundamental change, in each case pursuant to which our common stock would be converted into cash, securities and/or other property;
•	during a specified period if a fundamental change occurs; and
•	during the five consecutive business day period following any five consecutive trading day period in which the trading price for the Debentures for each day during such five trading day period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the then effective conversion rate.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The initial $373.8 million aggregate principal amount of the Debentures were recorded in accordance to accounting standards for convertible debt instruments that may be settled in cash upon conversion. The principal amount of the Debentures was bifurcated for the liability component ($276.0 million as of the date of the issuance of the Debentures) and equity component ($97.8 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $56.1 million, which represented the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $41.7 million as of the date of the issuance of the Debentures. The resultant debt discount is accreted over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, the first permitted redemption date of the Debentures.

Debt Discount for the Debentures and the 3.25% Notes

The accretion of debt discount expected to be included in our consolidated financial statements is as follows for each of the periods indicated (in millions):

	For the Years Ended
	2011	2012	2013	2014

3.25% Cash Convertible Senior Notes due 2014	$23.5	$26.0	$28.8	$12.9
1.00% Senior Convertible Debentures due 2027 (1)	$3.4	$0.3	$—	$—

(1)	At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest. For purposes of this chart, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012.

Loss on Extinguishment of Debt

During the fourth quarter of 2010, as a result of the tender offer to purchase the outstanding Debentures, we recorded a loss on extinguishment of debt of $14.7 million, pre-tax, which was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write off of deferred financing costs and fees incurred in conjunction with the tender offer. We also reduced additional paid-in-capital by $8.2 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability.

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $6.7 million, $5.3 million, and $3.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13.	PROJECT DEBT

Project debt is presented below (in thousands):

	As of December 31,
	2010	2009

Americas Project Debt related to Service Fee structures
2.00-6.25% serial revenue bonds due 2011 through 2019	$231,845	$249,205
3.0-7.0% term revenue bonds due 2011 through 2022	160,924	181,973
7.322% other debt obligations due 2011 through 2022	1,885	20,619

Subtotal	394,654	451,797
Unamortized debt premium, net	7,047	10,333

Total Service Fee structure related project debt	401,701	462,130

Americas Project Debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2011 through 2016	163,360	191,055
5.00-8.375% term revenue bonds due 2011 through 2019	222,595	266,625

Subtotal	385,955	457,680
Unamortized debt premium, net	5,788	8,405

Total Tip Fee structure related project debt	391,743	466,085

Other Project Debt	9,859	—

Total project debt	803,303	928,215
Less current project debt (includes $4,948 and $7,024 of unamortized premium, respectively)	(141,515)	(164,167)

Noncurrent project debt	$661,788	$764,048

On December 1, 2010, one of our client communities refinanced project debt ($30.2 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $27.8 million tax exempt bonds bearing interest from 2% to 4% due 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

On June 1, 2010, we elected to repurchase $42.7 million of project bonds (issued in connection with our Hempstead facility) under a mandatory tender. The bonds were simultaneously amended to extend their final maturity from December 1, 2010 to June 1, 2015. As a result of this transaction, the bonds have been reflected as repaid in the consolidated financial statements, but may be remarketed to third party investors at any time. In the event we effect such a remarketing, the aggregate amount of our project debt would be increased accordingly.

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

The maturities of long-term project debt as of December 31, 2010 are as follows (in thousands):

									Total
								Less:	Noncurrent
	2011	2012	2013	2014	2015	Thereafter	Total	Current Portion	Project Debt

Debt	$136,567	$152,668	$127,773	$117,803	$92,913	$162,744	$790,468	$(136,567)	$653,901
Premium	4,948	3,378	2,217	1,339	597	356	12,835	(4,948)	7,887

Total	$141,515	$156,046	$129,990	$119,142	$93,510	$163,100	$803,303	$(141,515)	$661,788

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

Payment obligations for our project debt associated with energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2010, such revenue bonds were collateralized by

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

property, plant and equipment with a net carrying value of $2.1 billion and restricted funds held in trust of approximately $211.1 million.

Other project debt includes $9.9 million due to financial institutions denominated in RMB, relating to the construction of a 350 ton per day energy-from-waste line in Taixing Municipality, in Jiangsu Province, People’s Republic of China. The debt bears a floating interest rate based on a 5% discount on the benchmark interest rate (for loans with repayment period terms of five years or more) announced by the People’s Bank of China. As of December 31, 2010, the benchmark interest rate is 6.4% and the interest rate applicable to the outstanding loan was 6.08%. The construction related debt is payable in scheduled annual installments until 2019. The entire debt is secured by the project assets for the entire term of the loan and is backed by a guarantee from Covanta Energy Asia Pacific Holdings, Limited (China) effective until one year after maturity date of the loan.

NOTE 14.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.

•	Fair values for long-term debt and project debt are determined using quoted market prices.

•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2010. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2010:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant Other	Significant
	As of December 31, 2010		Active Markets for	Observable	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$48,165	$48,165	$48,165	$—	$—
Money market funds	78,274	78,274	78,274	—	—

Total cash and cash equivalents:	126,439	126,439	126,439	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	3,892	3,885	3,885	—	—
Money market funds	117,183	117,183	117,183	—	—
U.S. Treasury/Agency obligations (a)	56,340	56,335	56,335	—	—
State and municipal obligations	7,144	7,144	7,144	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,433	48,698	48,698	—	—

Total restricted funds held in trust:	232,992	233,245	233,245	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	21,721	21,721	21,721	—	—
Money market funds (c)	10,876	10,876	10,876	—	—
U.S. Treasury/Agency obligations (c)	499	499	499	—	—
Residential mortgage-backed securities (c)	1,382	1,382	1,382	—	—
Other government obligations (c)	991	991	991	—	—
Corporate investments (c)	509	509	509	—	—

Total restricted funds other:	35,978	35,978	35,978	—	—
Investments:
Mutual and bond funds (b)	2,328	2,602	2,602	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	6,069	6,069	6,069	—	—
Residential mortgage-backed securities (d)	4,470	4,470	4,470	—	—
Other government obligations (d)	2,375	2,375	2,375	—	—
Corporate investments (d)	16,108	16,108	16,108	—	—
Equity securities (c)	1,284	1,284	1,284	—	—

Total investments:	32,634	32,908	32,908	—	—
Derivative Asset — Note Hedge	112,400	112,400	—	112,400	—

Total assets:	$540,443	$540,970	$428,570	$112,400	$—

Liabilities:
Derivative Liability — Energy Hedges	$436	$436	$—	$436	$—
Derivative Liability — Cash Conversion Option	115,994	115,994	—	115,994	—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$116,430	$116,430	$—	$116,430	$—

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2010
	Carrying	Estimated
Financial Instruments Recorded at Carrying Amount:	Amount	Fair Value
Assets:
Accounts receivables (e)	$292,752	$292,752
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,448,417	$1,497,208
Project debt	$803,303	$823,310

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the consolidated balance sheets.
(e)	Includes $24.9 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets.

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of December 31, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$65,864	$65,864	$65,864	$—	$—
Money market funds	352,225	352,225	352,225	—	—

Total cash and cash equivalents:	418,089	418,089	418,089	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5,237	5,237	5,237	—	—
Money market funds	142,248	142,246	142,246	—	—
U.S. Treasury/Agency obligations (a)	35,382	35,388	35,388	—	—
State and municipal obligations	8,582	8,582	8,582	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,452	48,469	48,469	—	—

Total restricted funds held in trust:	239,901	239,922	239,922	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	20,243	20,243	20,243	—	—
Money market funds (c)	6,106	6,106	6,106	—	—

Total restricted funds other:	26,349	26,349	26,349	—	—
Investments:
Marketable securities available for sale (c)	300	300	300	—	—
Mutual and bond funds (b)	1,802	2,105	2,105	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	13,726	13,726	13,726	—	—
Residential mortgage-backed securities (d)	5,203	5,203	5,203	—	—
Corporate investments (d)	9,213	9,213	9,213	—	—
Equity securities (c)	871	871	871	—	—

Total investments:	31,115	31,418	31,418	—	—
Derivative Asset — Note Hedge	123,543	123,543	—	123,543	—

Total assets:	$838,997	$839,321	$715,778	$123,543	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$128,603	$128,603	$—	$128,603	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$128,603	$128,603	$—	$128,603	$—

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2010
	Carrying	Estimated
Financial Instruments Recorded at Carrying Amount:	Amount	Fair Value
Assets:
Accounts receivables (e)	$326,530	$326,530
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,309,103	$1,314,264
Project debt	$928,215	$951,700

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the consolidated balance sheets.
(e)	Includes $32.3 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets.

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of December 31, 2010				As of December 31, 2009
	Cost or				Cost or
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$—	$—	$—	$—	$300	$—	$—	$300
Equity securities — insurance business	993	302	11	1,284	732	150	11	871

Total current investments	$993	$302	$11	$1,284	$1,032	$150	$11	$1,171

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$307	$—	$4	$303	$315	$6	$—	$321
U.S. government agencies	5,713	72	19	5,766	13,157	257	9	13,405
Residential mortgage-backed securities	4,417	92	39	4,470	5,150	74	21	5,203
Other government obligations	2,331	87	43	2,375	—	—	—	—
Corporate investments	15,769	454	115	16,108	8,878	337	2	9,213

Total fixed maturities — insurance business	28,537	705	220	29,022	27,500	674	32	28,142
Mutual and bond funds	2,328	274	—	2,602	1,802	303	—	2,105

Total noncurrent investments	$30,865	$979	$220	$31,624	$29,302	$977	$32	$30,247

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$1,215	$23	$341	$9
Federal agency mortgage-backed securities	2,070	39	1,503	21
Other government obligations	936	43	—	—
Corporate bonds	3,266	115	100	2

Total fixed maturities	7,487	220	1,944	32
Equity securities	167	11	94	11

Total temporarily impaired investments	$7,654	$231	$2,038	$43

The number of U.S. Treasury and federal agency obligations, other government obligations, mortgage-backed securities, and corporate bonds temporarily impaired are 4, 2, 3 and 10, respectively. As of December 31, 2010, all of the temporarily impaired fixed maturity investments with a fair value of $7.5 million had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 15.4% and 18.5% of the total fixed maturities as of December 31, 2010 and 2009, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of December 31, 2010
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$8,299	$8,385
Over one year to five years	16,074	16,540
Over five years to ten years	4,164	4,097
More than ten years	—	—

Total fixed maturities	$28,537	$29,022

The following reflects the change in net unrealized gain (loss) on securities included as a separate component of AOCI in the consolidated statements of equity (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Fixed maturities, net	$(156)	$414	$195
Equity securities, net	151	107	(169)
Mutual and bond funds	274	303	(433)

Change in net unrealized gain (loss) on available-for-sale securities	269	824	(407)
Money market funds - restricted	47	—	—

Change in net unrealized gain (loss) on securities	$316	$824	$(407)

The components of net unrealized gain (loss) on securities consist of the following (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Net unrealized holding gain (loss) arising during the period	$273	$797	$(543)
Reclassification adjustment for net realized losses (gains) included in net income	(4)	27	136

Net unrealized gain (loss) on available-for-sale securities	269	824	(407)
Net unrealized holding gain arising during the period — restricted	47	—	—

Net unrealized gain on securities	$316	$824	$(407)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net realized investment loss is as follows for our insurance subsidiary (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Fixed maturities	$14	$2	$22
Equity securities	(10)	(29)	(158)

Net realized investment loss	$4	$(27)	$(136)

Net investment income earned on our fixed maturity and equity securities portfolio was as follows (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Holding Company:
Fixed maturities	$—	$—	$—
Short-term investments	21	301	481

Net investment income — holding company	$21	$301	$481

Insurance business:
Fixed maturities	$1,250	$1,040	$936
Dividend income	51	41	46
Other, net	20	24	196

Total investment income	1,321	1,105	1,178
Less: investment expense	171	162	177

Net investment income — insurance business	$1,150	$943	$1,001

NOTE 15.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments on the consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of December 31,
As Hedging Instruments	Balance Sheet Location	2010	2009
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$112,400	$123,543
Liability Derivatives:
Cash Conversion Option	Long-term debt	$115,994	$128,603
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss)
		Recognized In Income
		on Derivative
Effect on Income of	Location of Gain or (Loss)	For the Years Ended
Derivative Instruments Not Designated	Recognized in Income on	December 31,
As Hedging Instruments	Derivatives	2010	2009
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(11,143)	$11,165
Cash Conversion Option	Non-cash convertible debt related expense	12,609	(4,172)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—
Interest rate swap	Non-cash convertible debt related expense	—	—

Effect on income of derivative instruments not designated as hedging instruments		$1,466	$6,993

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

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of changes in the credit valuation adjustment related to the Note Hedge. Our most significant credit exposure arises from the Note Hedge. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. See Note 12. Long-Term Debt for specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the 3.25% Notes.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of December 31, 2010. See Note 12. Long-Term Debt for specific details related to the contingent interest features of the Debentures.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2010, the fair value of the energy derivatives of $0.4 million, pre-tax, was recorded as a current liability and as a component of AOCI.

Interest Rate Swaps

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. Prior to this refinancing, we had an interest rate swap agreement related to the existing project debt that economically fixed the interest rate on the adjustable-rate revenue bonds. Any payments made or received under the swap agreement, including amounts upon termination, were included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement were a pass through to the client community. The swap agreement resulted in increased debt service expense, which is a pass through to the client community, of $2.1 million for each of the years ended December 31, 2009 and 2008.

NOTE 16.	SUPPLEMENTARY INFORMATION

Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Waste and service revenues unrelated to project debt	$902,964	$807,793	$779,405
Revenue earned explicitly to service project debt-principal	60,158	56,986	72,229
Revenue earned explicitly to service project debt-interest	18,332	22,266	26,183
Recycled metals revenue	54,610	29,187	53,592

Total waste and service revenues	$1,036,064	$916,232	$931,409

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Operating Expenses

The components of other operating expenses are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Construction expense	$100,809	$26,707	$50,611
Insurance subsidiary operating expenses (1)	22,655	21,258	12,641
Insurance recoveries	(645)	(276)	(3,934)
Loss on the retirement of fixed assets	708	1,040	7,475
Foreign exchange (gain) loss	(909)	103	410
Other	(2,481)	(748)	(1,974)

Total other operating expenses	$120,137	$48,084	$65,229

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

Write-down of Assets

Americas

Harrisburg Energy-from-Waste Facility

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $25.5 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We have advanced $21.7 million, of which $19.8 million was outstanding as of December 31, 2010 under this funding arrangement. Four repayment installments under this funding arrangement, which were due to us on April 1, 2010, July 1, 2010, August 1, 2010 and October 1, 2010, totaling an aggregate of $2.0 million, have not been paid. The City of Harrisburg requested a forbearance period in April 2010, but meaningful discussion of forbearance and of the City’s related plan for financial recovery did not develop on a timely basis. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the state oversight program for distressed municipalities known as Act 47. We believe that the City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported both its inability to pay its obligations and consideration of various future options (including seeking bankruptcy protection). We intend to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project. As a result of these recent developments, we recorded a non-cash impairment charge of $6.6 million, pre-tax, during the year ended December 31, 2010, to write-down the receivable to $13.2 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable.

Other Assets

During the year ended December 31, 2010, we recorded a non-cash impairment charge of $4.6 million which is comprised primarily of the write-down of real estate for our corporate office and certain project assets to estimated fair value.

Semass Fire

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. During the year ended December 31, 2007, we recorded an asset impairment of $17.3 million, pre-tax, which represented the net book value of the assets destroyed. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. Insurance recoveries were recorded as insurance recoveries, net of write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries in our consolidated statements of income and received cash proceeds in settlement of these claims as follows (in millions):

	Insurance Recoveries
	Recorded		Cash Proceeds Received
	For the Years Ended December 31,
	2008	2007	2008	2007

Repair and reconstruction costs (Insurance recoveries, net of write-down of assets)	$8.3	$17.3	$16.2	$9.4
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0	$7.2	$—

Other

Dublin Joint Venture

In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired on September 4, 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the current project issues. In light of the current circumstances surrounding the project, we recorded a non-cash impairment charge of $23.1 million, pre-tax, during the year ended December 31, 2010, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value). This charge was comprised of the entire capitalized pre-construction and construction costs for the project, net of approximately $7.5 million in recoverable assets net of liabilities that remain on the consolidated balance sheet primarily related to recoverable premiums under project insurance.

Non-cash convertible debt related expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Debt discount accretion related to the 3.25% Notes	$21,263	$11,956	$—
Debt discount accretion related to the Debentures	19,260	19,327	17,979
Fair value changes related to the Note Hedge	11,143	(11,165)	—
Fair value changes related to the Cash Conversion Option	(12,609)	4,172	—

Total non-cash convertible debt related expense	$39,057	$24,290	$17,979

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in thousands):

	As of December 31,
	2010	2009

Operating expenses	$77,527	$78,400
Payroll and payroll taxes	33,647	37,758
Accrued liabilities to client communities	31,709	35,836
Other	27,146	41,453
Interest payable	16,366	15,783

Total Accrued Expenses and Other Current Liabilities	$186,395	$209,230

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17.	INCOME TAXES

We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

The components of income tax expense were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(10,526)	$(1,221)	$(1,446)
State	12,491	10,204	17,189
Foreign	1,617	805	268

Total current	3,582	9,788	16,011
Deferred:
Federal	37,656	18,789	67,282
State	(17,223)	14,303	(3,998)
Foreign	(660)	(322)	(137)

Total deferred	19,773	32,770	63,147

Total income tax expense	$23,355	$42,558	$79,158

Domestic and foreign pre-tax income was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Domestic	$88,324	$116,483	$179,616
Foreign	(31,823)	(12,947)	(8,702)

Total	$56,501	$103,536	$170,914

The effective income tax rate was 41.3%, 41.1%, and 46.3% for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in the effective tax rate for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily a result of the sunset of eligibility for production tax credits at some of our biomass facilities, as well as the non-cash impairment of our investment in Dublin, offset by the flow through of net tax deductions from the grantor trusts administered by the States of California and Missouri. See discussion in Note 16. Supplementary Information. A minimal tax benefit was recognized associated with the Dublin non-cash impairment. The decrease in the effective tax rate for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily related to lower pre-tax income combined with an increase in production tax credits, and changes in the valuation allowance. See rate reconciliation table below for further details.

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Income tax expense at the federal statutory rate	$19,775	$36,238	$59,820
State and other tax expense	(2,347)	16,818	9,926
Change in valuation allowance	(1,692)	(4,780)	10,610
Grantor trust (loss) income	(2,361)	896	(104,443)
Subpart F income and foreign dividends	1,395	2,204	1,491
Tax impact of Dublin impairment	8,096	—	—
Taxes on foreign earnings	3,654	4,932	3,168
Production tax credits/R&E tax credits	(4,434)	(13,389)	(8,529)
Liability for uncertain tax positions	(2,077)	(1,361)	107,156
Stock-based compensation	3,565	—	—
Other, net	(219)	1,000	(41)

Total income tax expense	$23,355	$42,558	$79,158

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had consolidated federal NOLs estimated to be approximately $396.9 million for federal income tax purposes as of the end of 2010. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in thousands):

Amount of
Carryforward
Expiring

2023	$48,876
2024	5,032
2025	6,388
2026	2,241
2027	393
2028	333,380
2029	1
2030	565

$396,876

In addition to the consolidated federal NOLs, as of December 31, 2010, we had state NOL carryforwards of approximately $188.8 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards, including production tax credits and minimum tax credits, of $45.6 million. These deferred tax assets are offset by a valuation allowance of approximately $19.9 million.

As of December 31, 2010, we had a valuation allowance of $19.9 million on deferred tax assets. During 2010, we decreased our valuation allowance by $0.5 million primarily related to state net operating losses. During 2009, we decreased our valuation allowance by $23.6 million related to the expiration of capital losses. During 2008, we increased our valuation allowance by $10.6 million related to capital losses, state NOLs, and a deferred tax asset established for certain deductions from the grantor trust.

In March 2010, U.S. Federal legislation enacted the Patient Protection and Affordable Care Act (“PPACA”) as well as a companion bill, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”). As a result of enactment of the PPACA and the Reconciliation Act (collectively, the “Acts”), employers receiving the Medicare Part D subsidy will recognize a deferred tax charge for the reduction in deductibility of postretirement prescription drug coverage for eligible retirees. The resulting deferred tax charge from enactment of the Acts was recognized in the results for the year ended December 31, 2010. This charge was not material to our consolidated financial statements.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands):

	As of December 31,
	2010	2009

Deferred Tax Assets:
Loss reserve discounting	$1,913	$1,082
Capital loss carryforward	99	90
Net operating loss carryforwards	34,931	97,337
Accrued expenses	17,196	19,294
Prepaids and other costs	26,010	21,470
Deferred tax assets attributable to pass-through entities	9,868	9,869
Other	895	866
AMT and other credit carryforwards	45,684	47,462

Total gross deferred tax asset	136,596	197,470
Less: valuation allowance	(19,894)	(20,461)

Total deferred tax asset	116,702	177,009

Deferred Tax Liabilities:
Unbilled accounts receivable	33,339	33,833
Property, plant and equipment	491,494	486,557
Intangible assets	83,325	87,111
Deferred tax liabilities attributable to pass-through entities	65,586	57,996
Accrued original issue discount	1,493	52,566
Prepaid expenses	15,066	13,281
Other, net	3,440	6,729

Total gross deferred tax liability	693,743	738,073

Net deferred tax liability	$(577,041)	$(561,064)

We employ the permanent reinvestment exception whereby we do not provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. Cumulative undistributed

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $139.2 million and $107.4 million as of December 31, 2010 and 2009, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.

Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a windfall. Although these additional deductions were reported on the corporate tax returns and increased NOLs, the additional tax benefit associated with the windfall was not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these windfall tax benefits were not reflected in deferred tax assets for financial reporting purposes for 2010 and 2009. Windfalls included in NOLs but not reflected in deferred tax assets were approximately $15.3 million and $11.4 million for 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$25,381
Additions based on tax positions related to the current year	109,956
Additions for tax positions of prior years	717
Reductions for lapse in applicable statute of limitations	(280)
Reductions for tax positions of prior years	(3,237)

Balance at December 31, 2008	$132,537

Additions based on tax positions related to the current year	$—
Additions for tax positions of prior years	976
Reductions for lapse in applicable statute of limitations	(2,337)
Reductions for tax positions of prior years	—

Balance at December 31, 2009	$131,176

Additions based on tax positions related to the current year	$—
Additions for tax positions of prior years	1,407
Reductions for lapse in applicable statute of limitations	(2,454)
Reductions for tax positions of prior years	—

Balance at December 31, 2010	$130,129

The liability for uncertain tax positions, exclusive of interest and penalties, was $130.1 million and $131.2 million as of December 31, 2010 and 2009, respectively. Included in the balance of uncertain tax benefits as of December 31, 2010 and 2009 are potential benefits of $130.1 million and $131.2 million, respectively, that, if recognized, would impact the effective tax rate. Acquisition related reserves and some other reserves in the liability for uncertain tax positions may decrease by approximately $18.1 million in the next twelve months with respect to the expiration of statutes, and the release of restricted funds relating to Covanta Energy pre-emergence tax matters, all of which may impact the tax provision.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. For the year ended December 31, 2010 and 2009, we recognized a benefit of $1.0 million and an expense of $0.1 million, respectively, of interest and penalties on liabilities for uncertain tax positions. As of December 31, 2010 and 2009, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $7.3 million and $8.4 million, respectively. We reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not deemed an exposure at the time we adopted accounting standards related to the accounting for uncertainty in income taxes. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. Late in 2010, we received a letter from the IRS indicating that our tax returns for the years 2004 to 2008 were selected for examination. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset consolidated taxable income. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pursuant to a claims evaluation process that we administered pursuant to such agreements with, and overseen by, the Conservation and Liquidation Office, all claim holders entitled to receive distributions of shares of our common stock from the California Commissioner were identified. As a result of this process, approximately $1.135 billion in claims were approved pursuant to orders of the Mission Court. As part of the wind down process and final claims evaluation by the Conservation and Liquidation Office, and in accordance with the parties’ contractual obligations and the requirements of the Internal Revenue Code governing such exchanges of stock for debt, the California Commissioner distributed shares of our common stock in settlement of these claims. This distribution, which is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, was conducted in December 2008 pursuant to orders of the Mission Court. These events resulted in our recognition of $515 million of additional NOLs in 2008, or a deferred tax asset of $180 million. Of this $180 million deferred tax asset, $111 million was previously recognized on the balance sheet.

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

NOTE 18.	EMPLOYEE BENEFIT PLANS

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

Our insurance subsidiary has a defined benefit plan that has had its service credits frozen since December 31, 2001. Since that date, participants’ cash balance accounts have only been increased by interest credits. In September 2010 the company filed a single employer plan termination form with the Pension Benefit Guaranty Corporation (“PBGC”) and a request for a Determination Letter upon Plan Termination with the IRS to terminate the plan effective August 1, 2010. Final approval is yet to be received from the PBGC and the IRS. Final approval is expected in the first half of 2011. All participants including active and terminated employees who were eligible participants in the defined benefit pension plan will be 100% vested and have a non-forfeitable right to these benefits as of such date. As of December 31, 2010, the fair value of the pension plan assets for our insurance subsidiary was approximately $1.1 million and the plan is expected to be paid out in 2011. The employees of our insurance subsidiary currently participate in a defined contribution retirement plan.

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to all defined contribution plans were $15.8 million, $14.5 million, and $13.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension and Postretirement Benefit Obligations

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who do not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. Effective January 1, 2010, the defined benefit pension plan was further amended to exclude future compensation increases received by eligible participants after December 31, 2009.

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

The discount rate and net (loss) gain recognized are as follows:

		Net (Loss) Gain	Net (Loss) Gain
	Discount Rate	Recognized in AOCI	Net of Tax, Recognized in AOCI
	(dollars in millions)

Year Ended December 31, 2010	5.50%	$(4.3)	$(2.6)
Year Ended December 31, 2009	6.00%	$14.6	$8.8
Year Ended December 31, 2008	6.25%	$(20.0)	$(13.2)

An annual rate of increase of 9.0% in the per capita cost of health care benefits was assumed for 2010 for covered employees. An average increase of 8.5% was assumed for 2011. The average increase is then projected to gradually decline to 5.5% in 2017 and remain at that level. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$28	$(25)
Effect on postretirement benefit obligation	$305	$(269)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligation and Funded Status

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in thousands, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$71,233	$77,352	$8,245	$8,161
Service cost	—	—	—	—
Interest cost	4,222	4,786	475	490
Amendments	—	(11,066)	—	—
Actuarial loss (gain)	8,296	1,532	(1,545)	403
Benefits paid	(1,723)	(1,371)	(837)	(809)

Benefit obligation at end of year	$82,028	$71,233	$6,338	$8,245

Change in plan assets:
Plan assets at fair value at beginning of year	$64,252	$50,756	$—	$—
Actual return on plan assets	7,610	9,641	—	—
Contributions	7,896	5,226	837	809
Benefits paid	(1,723)	(1,371)	(837)	(809)

Plan assets at fair value at end of year	$78,035	$64,252	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(3,993)	$(6,981)	$(6,338)	$(8,245)
Unrecognized net gain	—	—	—	—

Net amount recognized	$(3,993)	$(6,981)	$(6,338)	$(8,245)

Accumulated other comprehensive (income) loss recognized:
Net actuarial loss (gain)	$6,083	$634	$(3,252)	$(1,807)
Net prior service (credit) cost	(10,150)	(10,478)	—	—

Total as of December 31, 2010	$(4,067)	$(9,844)	$(3,252)	$(1,807)

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	4.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $5.3 million, $5.3 million, and $0.04 million, respectively as of December 31, 2010 and $71.2 million, $71.2 million and $64.3 million, respectively as of December 31, 2009.

For the pension plans with accumulated benefit obligations less than plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $76.7 million, $76.7 million, and $78.0 million, respectively as of December 31, 2010 and $0.0 million, $0.0 million and $0.0 million, respectively as of December 31, 2009.

We estimate that the future benefits payable for the retirement and postretirement plans in place are as follows (in thousands).

	As of December 31,
	2011	2012	2013	2014	2015	2016 - 2019

Pension Benefits	$2,340	$2,512	$2,976	$3,081	$3,564	$20,276
Other Benefits (Net of Medicare Part D Subsidy)	$530	$532	$544	$551	$555	$2,275
Attributable to Medicare Part D Subsidy	$(29)	$(30)	$(30)	$(31)	$(30)	$(122)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in thousands):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	4,223	4,786	475	490
Expected return on plan assets	(4,948)	(3,900)	—	—
Amortization of net prior service cost	(329)	76	—	—
Amortization of net actuarial gain	(59)	(184)	(101)	(150)

Net periodic benefit cost	(1,113)	778	374	340
Settlement cost	244	21	—	—

Final net periodic benefit cost	$(869)	$799	$374	$340

Plan Assets

Plan assets had a fair value of $78.0 million and $64.3 million as of December 31, 2010 and 2009, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2010	2009

Total Equities	51%	61%
Total Debt Securities	46%	36%
Other	3%	3%

Total	100%	100%

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

Total Equities	0 — 62%
Total Debt Securities	30 — 100%
Other	0 — 5%

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of pension plan assets, by asset category, is as follows:

	Fair Value Measurements as of December 31, 2010
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
U.S. companies (a)	$33,823	$—	$33,823	$—
International companies (b)	5,938	—	5,938	—
U.S. Bonds (c)	35,897	—	35,897	—
Real estate (d)	2,010	—	2,010	—
Short-term securities	367	—	367	—

Total pension plan assets, at fair value	$78,035	$—	$78,035	$—

	Fair Value Measurements as of December 31, 2009
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
U.S. companies (a)	$32,226	$—	$32,226	$—
International companies (b)	6,859	—	6,859	—
U.S. Bonds (c)	23,179	—	23,179	—
Real estate (d)	1,736	—	1,736	—
Short-term securities	252	—	252	—

Total pension plan assets, at fair value	$64,252	$—	$64,252	$—

(a)	As of December 31, 2010 and 2009, approximately 43% and 50%, respectively, of the pension plan assets are in U.S. Stock Funds held in trusts, which are comprised of a well diversified portfolio of U.S. large-cap and mid-cap companies.
(b)	As of December 31, 2010 and 2009, approximately 8% and 11%, respectively, of the pension plan assets are in International Equity Funds held in trusts, of which approximately 50% is invested in equity securities of foreign companies primarily located in the United Kingdom and Europe. The remaining 50% is invested in equity securities of foreign companies primarily in growth markets located in the United Kingdom and Europe or emerging markets in Asia and Latin America.
(c)	As of December 31, 2010 and 2009, approximately 46% and 36%, respectively, of the pension plan assets are in U.S. Bond Funds held in trusts, which are primarily invested in U.S. Government obligations, U.S. Agency securities and corporate debt securities with an investment grade of A or better.
(d)	As of both December 31, 2010 and 2009, approximately 3% of the pension plan assets are in Real Estate Funds held in trusts, which are comprised primarily of real estate investments either directly owned or through partnership interests and mortgage and other loans on income producing real estate.

NOTE 19. STOCK-BASED AWARD PLANS

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant.

We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. Prior to the fourth quarter of 2010, the average forfeiture rates were 10% for restricted stock awards and 15% for stock options and restricted stock units. During the fourth quarter of 2010, we reviewed the forfeiture rates and modified the rate on restricted stock awards. The revised average forfeiture rate was 11%. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material effect on our results of operations.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) restricted stock units, (c) incentive stock options, (d) non-qualified stock options, (e) stock appreciation rights, (f) performance awards, or (g) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a standalone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 12,000,000 under the Employees Plan and 700,000 under the Directors Plan.

Restricted Stock Awards

Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period. The fair value of shares vested during the year was $8.9 million.

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Restricted stock awards will be expensed over the requisite service period, subject to an assumed forfeiture rate. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer or to receive unrestricted dividends, when issued). We calculate the fair value of share-based stock awards based on the closing price on the date the award was granted.

During the year ended December 31, 2010, we awarded certain employees 749,805 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed forfeiture rate. The terms of the restricted stock awards include a vesting provision based solely on continued service. If the service criteria is satisfied, the awards vest ratably during March of 2011, 2012 and 2013.

Effective August 16, 2010, we awarded 30,675 shares of restricted stock to the Executive Vice President and Chief Financial Officer in connection with his appointment. The restricted stock will be expensed over the four-year vesting period. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the awards vest ratably during March of 2011, 2012, 2013 and 2014.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in nonvested restricted stock awards were as follows:

	As of December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at the beginning of the year	1,130,367	$19.72	857,246	$23.61	812,826	$18.77
Granted	942,747	16.41	742,003	16.59	494,105	26.37
Vested	(522,297)	20.66	(446,866)	21.86	(428,656)	17.64
Forfeited	(158,503)	17.76	(22,016)	22.05	(21,029)	23.17

Nonvested at the end of the year	1,392,314	$17.35	1,130,367	$19.72	857,246	$23.61

As of December 31, 2010, there was $9.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.2 years. Total compensation expense for restricted stock awards was $13.2 million, $10.4 million, and $9.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Restricted Stock Units

During the year ended December 31, 2010, we adopted a Growth Equity Plan, which is to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provides for the award of restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced. We awarded certain employees 1,085,040 shares of restricted stock units under the Growth Equity Plan.

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

Changes in nonvested restricted stock units were as follows:

	As of December 31, 2010
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at the beginning of the year	—	$—
Granted	1,085,040	16.64
Vested	—	—
Forfeited	(117,186)	16.64

Nonvested at the end of the year	967,854	$16.64

As of December 31, 2010, there was $5.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. This expense is expected to be recognized over a weighted-average period of 2.4 years. Total compensation expense for restricted stock units was $1.9 million for the year ended December 31, 2010.

Stock Options

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. During the years ended December 31, 2010 and 2009, we did not grant options to purchase shares of common stock to employees or directors. The fair value of the stock option awards granted during the year ended December 2008 was calculated using the following assumptions:

	Stock	Exercise	Risk-Free	Dividend	Volatility	Expected
Grant Date	Options	Price	Interest Rate	Yield	Expected(A)	Life(B)

February 21, 2008	200,000	$26.26	3.4%	0%	28%	6.5 years
March 31, 2008	50,000	$27.50	3.0%	0%	31%	6.5 years

(A)	Expected volatility is based on implied volatility.

(B)	Simplified method utilized given the fact that we did not have sufficient historical data at the grant date to provide a reasonable basis for our estimate.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity and balance information of the options under the Award Plans and 1995 Plan:

	As of December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	70,001	$3.06	108,426	$3.86	108,426	$3.86
Granted	—	—	—	—	—	—
Exercised	(70,001)	3.06	(38,425)	5.31	—	—
Forfeited	—	—	—	—	—	—

Outstanding at the end of the year	—	—	70,001	$3.06	108,426	$3.86
Options exercisable at year end	—	—	70,001	$3.06	108,426	$3.86
Options available for future grant	—	—	—	—	—	—
2004 Stock Option Plan
Outstanding at the beginning of the year	2,680,608	$18.83	2,769,943	$18.76	2,553,443	$17.96
Granted	—	—	—	—	250,000	26.51
Exercised	(218,542)	6.30	(38,121)	9.34	(21,500)	12.18
Expired	(54,170)	22.41	(6,214)	22.02	—	—
Forfeited	(144,117)	23.04	(45,000)	22.02	(12,000)	22.02

Outstanding at the end of the year	2,263,779	$18.04	2,680,608	$18.83	2,769,943	$18.76
Options exercisable at year end	1,353,808	$15.97	1,475,613	$15.54	1,126,543	$12.87
Options available for future grant	4,081,840		6,109,627		6,851,630

As of December 31, 2010, options for shares were in the following price ranges:

			Weighted
			Average
	Options Outstanding		Remaining	Options Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$5.93	393,942	$5.93	3.80	393,942	$5.93
$11.40	93,338	11.40	4.70	93,338	11.40
$18.85 — $20.52	1,525,991	20.48	6.20	748,591	20.43
$23.30 — $26.84	250,508	24.69	7.50	117,937	24.76

	2,263,779			1,353,808

We received $1.7 million, $0.6 million, and $0.3 million from the exercise of stock options in the years ended December 31, 2010, 2009, and 2008 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2010, 2009 and 2008 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no APIC pool available to offset these reduced tax benefits.

The aggregate intrinsic value as of December 31, 2010 for options exercisable was $5.0 million for both options outstanding and options vested and was zero for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2010 (December 31, 2010). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2010, 2009, and 2008 was $3.1 million, $0.7 million, and $0.3 million, respectively.

As of December 31, 2010, there were options to purchase 2,127,283 shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $17.84. The total fair value of options expensed was $1.9 million, $3.8 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Compensation expense for the year ended December 31, 2010 included additional expense of $1.3 million resulting from the reduction of the exercise price of outstanding options as discussed below under Special Cash Dividend. As of December 31, 2010, there was $1.3 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.1 years. The fair value of options vested during the years ended December 31 2010, 2009, and 2008 was $6.5 million, $3.6 million, and $3.5 million, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Special Cash Dividend

The special cash dividend described in Note 5. Earnings Per Share and Equity was paid on July 20, 2010 and was deemed an equity restructuring in accordance with accounting principles for stock compensation. The impact of the special cash dividend on the various share-based awards is as follows:

•	We reduced the exercise price of options granted under the 2004 plan by $1.50 per share. We recorded additional expense of $1.3 million during the year ended December 31, 2010 and expect to record $0.2 million over the remaining vesting period.
•	As contractually required by the restricted stock agreements, employees and directors who were holders of unvested shares of restricted stock received the dividend in the form of additional restricted stock of 122,471 shares and 3,796 shares, respectively, with the same vesting conditions as the underlying shares of restricted stock to which they relate.
•	As contractually required by the RSU agreements, dividends of $1.5 million on the RSUs were paid in cash and put into escrow, and will be subject to the same vesting criteria as the underlying shares of RSUs to which they relate.

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI, net of income taxes, consists of the following (in thousands):

	As of December 31,
	2010	2009

Foreign currency translation	$1,141	$659
Pension and other postretirement plan unrecognized net gain	3,301	6,045
Net unrealized loss on derivatives	(264)	—
Net unrealized gain on securities	1,055	739

Accumulated other comprehensive income	$5,233	$7,443

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

Wallingford Matter. In 2010, compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Environmental Protection (“CTDEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the recent compliance stack testing. We are working cooperatively with the CTDEP and AG to reach agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance. The case is in the initial stages and it is not possible at this time to predict the outcome or to estimate our ultimate liability in the matter; however, we believe this proceeding and related suspension in operation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Other Commitments

Other commitments as of December 31, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$299,151	$8,745	$290,406
Surety bonds	111,893	—	111,893

Total other commitments — net	$411,044	$8,745	$402,299

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

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($100.9 million) and support for closure obligations of various energy projects when such projects cease operating ($11.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the 7.25% Notes and the 3.25% Notes. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes and their 3.25% Notes if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

We have certain contingent obligations related to the Debentures. These arise as follows:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;
•	holders may require us to repurchase their Debentures if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash and/or our common stock.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures and the Notes, see Note 12. Long-Term Debt.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

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

The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of income (in thousands, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
Fiscal Quarter	2010	2009	2010	2009	2010	2009	2010	2009

Operating revenue	$367,693	$321,671	$393,377	$339,128	$403,700	$355,197	$417,531	$367,950
Operating (loss) income	(4,381)	(1,975)	50,296	53,233	46,304	59,328	62,347	53,416
(Loss) income from continuing operations	(14,451)	(8,579)	16,252	23,915	12,033	30,644	20,872	18,009
Income from discontinued operations	9,718	9,308	11,022	11,416	10,575	12,976	4,376	12,739
Net (loss) income	(4,733)	729	27,274	35,331	22,608	43,620	25,248	30,748
Net (loss) income attributable to Covanta Holding Corporation	(7,233)	(651)	25,789	33,167	20,157	40,852	22,941	28,277
(Loss) earnings per share:
Basic:
Continuing operations	$(0.10)	$(0.06)	$0.10	$0.15	$0.07	$0.19	$0.13	$0.11
Discontinued operations	0.05	0.06	0.07	0.07	0.06	0.08	0.02	0.07

Covanta Holding Corporation	$(0.05)	$—	$0.17	$0.22	$0.13	$0.27	$0.15	$0.18

Diluted:
Continuing operations	$(0.10)	$(0.06)	$0.10	$0.15	$0.07	$0.19	$0.13	$0.11
Discontinued operations	0.05	0.06	0.07	0.06	0.06	0.07	0.02	0.07

Covanta Holding Corporation	$(0.05)	$—	$0.17	$0.21	$0.13	$0.26	$0.15	$0.18

Cash dividend declared per share:	$—	$—	$1.50	$—	$—	$—	$—	$—

NOTE 23.	SUBSEQUENT EVENT

In February 2011, we signed an agreement to sell our majority equity interests, and the related operating company, in the 106 MW (gross) heavy fuel-oil fired electric power generation facility (Samalpatti) located in Tamil Nadu, India. This transaction is expected to close during the first half of 2011, subject to customary approvals and closing conditions. See Note 4. Assets Held for Sale for additional information.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expense	Accounts	Deductions	Period
	(In thousands)

For the year ended December 31, 2010
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$2,978	$3,289	$—	$3,075	$3,192
Doubtful receivables — noncurrent	286	7	—	—	293

Total	$3,264	$3,296	$—	$3,075	$3,485

For the year ended December 31, 2009
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$3,437	$2,240	$—	$2,699	$2,978
Doubtful receivables — noncurrent	307	9	—	30	286

Total	$3,744	$2,249	$—	$2,729	$3,264

For the year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,353	$1,821	$—	$2,737	$3,437
Doubtful receivables — noncurrent	409	18	—	120	307

Total	$4,762	$1,839	$—	$2,857	$3,744

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2010 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 122. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 123. Management has concluded that internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2010, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 123 of this report on Form 10-K for the year ended December 31, 2010.

/s/  Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/  Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 22, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Equity Compensation Plans

The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock and Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plan as of December 31, 2010. Upon adoption of the 2004 Stock and Incentive Plans, future issuances under the 1995 Stock and Incentive Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column A)
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	2,263,779	$18.04	4,448,291	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

Total	2,263,779	$18.04	4,448,291

(1)	Of the 4,448,291 shares that remain available for future issuance, 4,081,840 shares are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Covanta Holding Corporation:

Included in Part II of this Report:

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Equity for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements, for the years ended December 31, 2010, 2009, and 2008
Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2010, 2009, and 2008

(2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report: Schedule II — Valuation and Qualifying Accounts

Included as Exhibit F in this Part IV: Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-28.

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1†	Share Purchase Agreement by and among Covanta Holding Corporation and Veolia Environmental Services North America Corp. (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated July 3, 2009 and filed with the SEC on July 6, 2009).

2.2	Sale and Purchase Agreement, dated December 13, 2010, by and between Covanta Energy International Investments Ltd. and New Growth V.B.

Articles of Incorporation and By-Laws.

3.1†	Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).

3.2†	Amended and Restated Bylaws of Covanta Holding Corporation, effective May 7, 2009 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated March 31, 2009 filed with the SEC on April 1, 2009).

Instruments Defining Rights of Security Holders, Including Indentures.

4.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

4.2†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).

4.3†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).

4.4†	Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).

4.5†	First Supplemental Indenture dated as of January 31, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Global Debenture) (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2007 and filed with the SEC on February 6, 2007).

4.6†	Second Supplemental Indenture dated as of December 1, 2010 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 1, 2010 and filed with the SEC on December 1, 2010).

4.7†	Indenture dated May 22, 2009 by and among Covanta Holding Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

4.8†	First Supplemental Indenture dated as of June 10, 2009 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 15, 2009 and filed with the SEC on June 15, 2009).

Material Contracts.

10.1†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10.2†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10.3†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10.4†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

10.5†*	Covanta Holding Corporation Equity Award Plan for Directors, as amended (incorporated herein by reference to Exhibit B of Covanta Holding Corporation’s 2008 Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 1, 2008).

10.6†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 12, 2009 and filed with the SEC on May 12, 2009).

10.7†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.8†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.9†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).

10.10†*	Form of Growth Equity Award Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.11†*	Covanta Energy Corporation Senior Officers Severance Plan (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.12†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

10.13†*	Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008 (incorporated herein by reference to Exhibit 10.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.14†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).

10.15†*	Offer Letter between Sanjiv Khattri and Covanta Holding Corporation dated August 3, 2010 (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 9, 2010 and filed with the SEC on August 10, 2010).

10.16†	Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10.17†	Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.18†	Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10.19†	Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10.20†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).

10.21†	Credit and Guaranty Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, Lehman Commercial Paper Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and Bank of America, N.A. and Barclays Bank PLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10.22†	Pledge and Security Agreement, dated as of February 9, 2007, between each of Covanta Energy Corporation and the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10.23†	Pledge Agreement, dated as of February 9, 2007, between Covanta Holding Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10.24†	Intercompany Subordination Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as Excluded Subsidiaries or Unrestricted Subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10.25†	Form of Covanta Holding Corporation Indemnification Agreement, entered into with each of the following: David M. Barse, Ronald J. Broglio, Peter C.B. Bynoe, Linda J. Fisher, Joseph M. Holsten, Anthony J. Orlando, William C. Pate, Robert S. Silberman, Jean Smith, Samuel Zell, Timothy J. Simpson, Sanjiv Khattri, Thomas E. Bucks, John M. Klett and Seth Myones (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.

10.26†	Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.27†	Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.28†	Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.29†	Purchase Agreement dated May 18, 2009 by and among Covanta Holding Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.30†	Form of Confirmation of Cash Convertible Note Hedge Transaction (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.31†	Form of Confirmation of Warrant (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm of Quezon Power, Inc.: Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.

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

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/s/ Sanjiv Khattri Sanjiv Khattri	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2011

/s/ Samuel Zell Samuel Zell	Chairman of the Board	February 22, 2011

/s/ David M. Barse David M. Barse	Director	February 22, 2011

/s/ Ronald J. Broglio Ronald J. Broglio	Director	February 22, 2011

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	February 22, 2011

/s/ Linda J. Fisher Linda J. Fisher	Director	February 22, 2011

/s/ Joseph M. Holsten Joseph M. Holsten	Director	February 22, 2011

/s/ William C. Pate William C. Pate	Director	February 22, 2011

/s/ Robert S. Silberman Robert S. Silberman	Director	February 22, 2011

/s/ Jean Smith Jean Smith	Director	February 22, 2011

Quezon Power, Inc.
Consolidated Financial Statements December 31, 2010 and 2009 and Years Ended December 31, 2010, 2009 and 2008 (In United States Dollars)

and

Report of Independent Registered Public Accounting Firm

SyCip Gorres Velayo & Co.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of
Quezon Power, Inc.
We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quezon Power, Inc. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Sycip Gorres Velayo & Co.
a Member Practice of Ernst & Young Global
Makati City, Philippines
January 25, 2011

QUEZON POWER, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2010	2009

ASSETS

Current Assets
Cash	$59,420,264	$48,083,678
Accounts receivable - trade (Note 9)	39,242,064	34,615,934
Fuel inventories	12,002,766	22,930,156
Spare parts	17,997,484	16,328,184
Due from related parties (Note 7)	106,518	262,841
Deferred income taxes (Note 4)	–	748,659
Prepaid expenses and other current assets	7,607,816	8,331,404

Total Current Assets	136,376,912	131,300,856

Property, Plant and Equipment - net (Notes 3 and 6)	592,594,199	609,508,348

Deferred Financing Costs (Notes 5 and 6)	6,106,075	9,257,834

Deferred Income Taxes - net (Note 4)	8,408,679	13,066,407

Deferred Input Value-added Tax	138,543	240,518

	$743,624,408	$763,373,963

LIABILITIES AND EQUITY

Current Liabilities
Short-term notes payable (Note 5)	$19,000,000	$19,000,000
Accounts payable and accrued expenses	18,418,678	18,542,175
Due to related parties (Note 7)	464,406	348,699
Current portion of (Notes 5 and 6):
Long-term notes payable	6,250,000	6,250,000
Long-term loans payable	35,389,726	35,389,726
Bonds payable	12,900,000	12,900,000
Income taxes payable (Note 4)	8,070,606	5,916,040
Deferred income taxes (Note 4)	129,783	–

Total Current Liabilities	100,623,199	98,346,640

Long-term Notes Payable - net of current portion (Note 5)	81,250,000	87,500,000

Long-term Loans Payable - net of current portion (Note 6)	35,389,725	70,779,451

Bonds Payable - net of current portion (Note 6)	120,400,000	133,300,000

Asset Retirement Obligation (Note 2)	5,441,629	5,143,495

Deferred Income Tax (Note 4)	58,170,228	53,640,893

Other Noncurrent Liability (Note 9)	2,610,338	1,196,616

Total Liabilities	403,885,119	449,907,095

(Forward)

	As of December 31
	2010	2009

Equity

Capital Stock - $0.01 par value (Note 8)

Class A - 26,151 shares issued and outstanding	$262	$262

Class B - 2,002 shares issued and outstanding	20	20

Class C - 71,947 shares issued and outstanding	719	719

Class D - 10 shares issued and outstanding	–	–

Total Capital Stock	1,001	1,001

Additional Paid-in Capital	207,641,266	207,641,266

Retained Earnings	124,246,927	98,590,742

Total Quezon Power, Inc’s Equity	331,889,194	306,233,009

Noncontrolling Interest	7,850,095	7,233,859

Total Equity	339,739,289	313,466,868

	$743,624,408	$763,373,963

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2010	2009	2008

OPERATING REVENUES (Note 9)	$338,207,261	$324,127,186	$311,983,231

OPERATING EXPENSES
Fuel costs	133,935,368	130,494,648	116,811,397
Operations and maintenance	36,192,836	39,752,110	35,344,253
Depreciation and amortization (Note 3)	17,837,895	17,819,243	17,989,675
General and administrative	3,997,045	3,855,125	4,864,729

	191,963,144	191,921,126	175,010,054

INCOME FROM OPERATIONS	146,244,117	132,206,060	136,973,177

OTHER INCOME (CHARGES)
Discount on non-interest bearing advances (Note 9)	1,618,053	1,734,410	–
Foreign exchange gains (losses) - net	542,757	997,107	(1,176,568)
Interest income	86,305	101,820	1,392,288
Interest expense (Notes 5 and 6)	(27,630,840)	(31,807,496)	(35,484,934)
Amortization of deferred financing costs	(3,151,759)	(3,814,342)	(4,425,569)
Others - net	(1,172,799)	(729,247)	(1,489,522)

	(29,708,283)	(33,517,748)	(41,184,305)

INCOME BEFORE INCOME TAX	116,535,834	98,688,312	95,788,872

PROVISIONS FOR (BENEFITS FROM) INCOME TAX (Note 4)
Current	40,959,908	33,896,873	43,911,685
Deferred	10,065,505	9,106,407	(13,361,437)

	51,025,413	43,003,280	30,550,248

NET INCOME	65,510,421	55,685,032	65,238,624
Net income attributable to noncontrolling interest in subsidiary [Note 1(a)]	(1,536,236)	(1,305,690)	(1,530,043)

NET INCOME ATTRIBUTABLE TO QUEZON POWER, INC.	$63,974,185	$54,379,342	$63,708,581

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,510,421	$55,685,032	$65,238,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,837,895	17,819,243	17,989,675
Deferred income taxes - net	10,065,505	9,106,407	(13,361,437)
Amortization of deferred financing costs	3,151,759	3,814,342	4,425,569
Accretion expense on asset retirement obligation	298,134	280,644	325,808
Amortization of discount on non-interest bearing advances	181,775	81,026	–
Unrealized foreign exchange losses (gains) - net	148,462	(560,196)	1,186,126
Losses on retirement of property, plant and equipment	727	223,980	118,902
Discount on non-interest bearing advances	(1,618,053)	(1,734,410)	–
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - trade	(4,850,538)	4,060,230	(2,233,802)
Fuel inventories	10,927,390	(4,476,878)	2,892,792
Spare parts	(1,669,300)	(566,622)	93,406
Prepaid expenses and other current assets	825,563	(4,849,532)	1,595,826
Increase (decrease) in:
Accounts payable and accrued expenses	(245,121)	(1,294,409)	(1,047,878)
Income taxes payable	2,154,566	(4,281,007)	3,853,498

Net cash generated from operating activities	102,719,185	73,307,850	81,077,109

CASH FLOW USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(924,473)	(1,273,548)	(1,727,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Short-term notes payable	10,666,667	8,333,333	–
Cash advances from Meralco	2,850,000	2,850,000	–
Payments of:
Long-term loans payable	(35,389,726)	(35,389,726)	(35,389,726)
Bonds payable	(12,900,000)	(12,900,000)	(12,900,000)
Short-term notes payable	(10,666,667)	(8,333,333)	–
Long-term notes payable	(6,250,000)	(6,250,000)	–
Distributions to noncontrolling interest in subsidiary	(920,000)	(652,000)	(1,414,000)
Dividends paid to holders of capital stock	(38,318,000)	(27,155,800)	(58,893,100)
Net changes in accounts with related parties	276,474	(621,731)	434,468

Net cash used in financing activities	(90,651,252)	(80,119,257)	(108,162,358)

(Forward)

	For the Years Ended December 31
	2010	2009	2008

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$193,126	$434,139	($987,701)

NET INCREASE (DECREASE) IN CASH	11,336,586	(7,650,816)	(29,800,806)

CASH AT BEGINNING OF YEAR	48,083,678	55,734,494	85,535,300

CASH AT END OF YEAR	$59,420,264	$48,083,678	$55,734,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$27,864,944	$32,077,577	$36,122,989
Income taxes	38,805,342	38,177,880	40,058,187

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Quezon Power, Inc. Stockholders
		Additional		Noncontrolling
	Capital Stock	Paid-in	Retained	Interest in
	(Note 8)	Capital	Earnings	Subsidiary	Total

Balances at January 1, 2008	$1,001	$207,641,266	$66,551,719	$6,464,126	$280,658,112
Comprehensive income
Net income	–	–	63,708,581	1,530,043	65,238,624
Other comprehensive income	–	–	–	–	–

Total comprehensive income	–	–	63,708,581	1,530,043	65,238,624
Distributions to noncontrolling interest in subsidiary	–	–	–	(1,414,000)	(1,414,000)
Dividends declared to holders of capital stock at $600.3 per share	–	–	(58,893,100)	–	(58,893,100)

Balances at December 31, 2008	1,001	207,641,266	71,367,200	6,580,169	285,589,636
Comprehensive income
Net income	–	–	54,379,342	1,305,690	55,685,032
Other comprehensive income	–	–	–	–	–

Total comprehensive income	–	–	54,379,342	1,305,690	55,685,032
Distributions to noncontrolling interest in subsidiary	–	–	–	(652,000)	(652,000)
Dividends declared to holders of capital stock at $276.8 per share	–	–	(27,155,800)	–	(27,155,800)

Balances at December 31, 2009	1,001	207,641,266	98,590,742	7,233,859	313,466,868
Comprehensive income
Net income	–	–	63,974,185	1,536,236	65,510,421
Other comprehensive income	–	–	–	–	–

Total comprehensive income	–	–	63,974,185	1,536,236	65,510,421
Distributions to noncontrolling interest in subsidiary	–	–	–	(920,000)	(920,000)
Dividends declared to holders of capital stock at $390.6 per share	–	–	(38,318,000)	–	(38,318,000)

Balances at December 31, 2010	$1,001	$207,641,266	$124,246,927	$7,850,095	$339,739,289

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
(a)	Organization

Quezon Power, Inc. (QPI; the Company), an exempted company with limited liability, was incorporated in the Cayman Islands, British West Indies on August 4, 1995 primarily: (i) to be a promoter, a general or limited partner, member, associate, or manager of any general or limited partnership, joint venture, trust or other entity, whether established in the Republic of the Philippines or elsewhere and (ii) to engage in the business of power generation and transmission and in any development or other activity related thereto; provided that the Company shall only carry on the business for which a license is required under the laws of the Cayman Islands when so licensed under the terms of such laws. The Philippine Branch (the Branch) was registered with the Philippine Securities and Exchange Commission on March 15, 1996 to carry out the Company’s business in the Republic of the Philippines to the extent allowed by law including, but not limited to, developing, designing and arranging financing for a 470-megawatt (MW; net) base load pulverized coal-fired power plant and related electricity transmission line (the Project) located in Quezon Province, Republic of the Philippines. In addition, the Branch is responsible for the organization and is the sole general partner of Quezon Power (Philippines), Limited Co. (the Partnership), a limited partnership in the Philippines. The Partnership is responsible for financing, constructing, owning and operating the Project.

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

Ultimately, 100% of the aggregate capital contributions of QPI to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Ogden Power Development - Cayman, Inc. (OPD), an indirect wholly-owned subsidiary of Covanta Energy Corporation (CEC), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. (QGCHL) and GPI Quezon, Ltd. (GPIQ), both Cayman Islands companies.

QGCHL is a wholly-owned subsidiary of InterGen N.V. InterGen N.V. is a limited liability company organized under the laws of the Netherlands and is jointly owned by Ontario Teachers’ Pension Plan and GMR Infrastructure Limited (GMR), a company listed on the Bombay Stock Exchange. In November 2010, GMR signed a purchase and sale agreement to sell its 50% stake to an affiliate of the China Huaneng Group. The acquisition is expected to close during the first half of 2011 and will be subject to relevant consents and closing conditions.

Following its acquisition of a 90% interest in GPIQ in November 2008, EGCO International (B.V.I.) Limited (EGCO), a British Virgin Islands company, which is a subsidiary of Electricity Generating Public Company Limited, a company listed on the Stock Exchange of Thailand, completed the acquisition of the remaining interest in GPIQ in March 2009.

The economic ownership percentages among QGC, OPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.

On December 13, 2010, EGCO entered into a definitive agreement with Covanta Energy International Investments, Ltd. (CEIIL) for the acquisition of CEIIL’s beneficial economic interest in QPI and its equity interest in Covanta Philippines Operating, Inc. [CPOI; see Note 9(d)]. The acquisition is expected to close during the first half of 2011 and will be subject to customary consents and closing conditions.

(b)	Allocation of Earnings

Each item of income and loss of the Partnership for each fiscal year (or portion thereof) shall be allocated 21% to the Company, as a general partner; 77% to the Company, as a limited partner; and 2% to PMRL, as a limited partner.

(c)	The Project

The Project is a 470-MW base load pulverized coal-fired electricity generation facility and related transmission line. The Project receives substantially all of its revenue from a 25-year take-or-pay Power Purchase Agreement (PPA) and a Transmission Line Agreement (TLA) with Manila Electric Company (Meralco). Construction of the Project commenced in December 1996 and started commercial operations on May 30, 2000. The total cost of the Project was $895.4 million.

(d)	Principal Business Risks

The principal risks associated with the Project include operating risks, dependence on one customer (Meralco), environmental matters, permits and political and economic factors.

The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco’s property upon payment of just compensation. If the Philippine government was to purchase Meralco’s property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have a material adverse effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 5, 6, 9(a) and 9(b)].
The Partnership evaluated all subsequent events through January 25, 2011, the date the consolidated financial statements were available to be issued.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements of the Company include the financial position and results of operations of the Partnership and have been prepared in conformity with U.S. generally accepted accounting principles (US GAAP).

Principles of Consolidation
The accompanying consolidated financial statements reflect the results of operations, cash flows and financial position of the Partnership, a 98%-owned and controlled limited partnership. All intercompany transactions have been eliminated. Noncontrolling interest in subsidiary is the portion of equity (net assets) in the Partnership not attributable to the Company.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived property, plant and equipment, impairment of property, plant and equipment, realizability of the deferred income tax assets, measurement of inventories and asset retirement obligation.

Accounts Receivable
Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable based on an assessment of specific evidence indicating troubled collection, historical experience and prevailing market conditions. An accounts receivable is written off after all collection efforts have ceased.

Inventories Fuel and spare parts inventories are valued at the lower of cost and market value, net of any provision for inventory losses. Cost is determined using the moving average cost method.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Cost includes the fair value of asset retirement obligation, capitalized interest and amortized deferred financing costs incurred in connection with the construction of the Power Plant. Capitalization of interest and amortization of deferred financing costs ceased upon completion of the Power Plant.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Category	Number of years
Power plant	50
Transmission lines	25
Others	3 to 5

The cost of routine maintenance and repairs is charged to income as incurred while significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, both the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited to or charged against current operations.

Deferred Financing Costs
Deferred financing costs represent the costs incurred in connection with the Partnership’s various financing arrangements. These costs are amortized using the effective interest rate method over the terms of the related loans.

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

Income Taxes
Under the present Philippine taxation laws, a regular corporate income tax (RCIT) rate of 35% is levied against Philippine taxable income effective November 1, 2005 and 30% starting January 1, 2009 (see Note 4). Net operating losses can be carried forward for three immediately succeeding years.

The Partnership accounts for corporate income taxes in accordance with Accounting Standard Codification (ASC) 740, Income Taxes, which requires an asset and liability approach in determining income tax liabilities. The standard recognizes deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred income tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are reduced by a valuation allowance if, based on weight of available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

The Company is not subject to RCIT as a result of the Company’s incorporation in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% is levied against the total profit applied or earmarked for remittance by the Branch to the Company.

Accounting for Uncertain Income Tax Positions
Uncertain income tax provisions are accounted for under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The Company and the Partnership elected to classify interest due on any underpayment of income taxes, if and when required, to general and administrative expenses.

Functional Currency
The functional currency of the Company and the Partnership has been designated as the US dollar because borrowings under the credit facilities are made and repaid in US dollars. In addition, all major agreements are primarily denominated in US dollars or are US dollar linked. Consequently, the transactions and the consolidated financial statements of the Company and the Partnership have been recorded in US dollars.

Valuation of Long-lived Assets
Long-lived assets are evaluated for impairment in accordance with ASC 360, Property, Plant, and Equipment. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. For each of the three years in the period ended December 31, 2010, no such impairment was recorded in the accompanying consolidated statements of income.

Asset Retirement Obligation
The Partnership accounts for asset retirement obligations in accordance with ASC 410, Asset Retirement and Environmental Obligations. The Partnership recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power Plant. No payments of asset retirement obligation were made in 2010 and 2009.

The following table describes all changes to the Partnership’s asset retirement obligation as of December 31, 2010 and 2009:

	2010	2009

Asset retirement obligation at beginning of year	$5,143,495	$4,862,851
Accretion expense for the year	298,134	280,644

Asset retirement obligation at end of year	$5,441,629	$5,143,495

Fair Value Measurement and Disclosures
The Company and the Partnership apply ASC 820, Fair Value Measurements and Disclosures, to determine the fair value of financial instruments measured at fair value and the nonrecurring fair value measurements of nonfinancial assets and liabilities.
Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or exit price. To increase consistency and enhance disclosure of the fair value of financial instruments, ASC 820 creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. The level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest. The three levels are defined as follows:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.
None of the Company’s and the Partnership’s financial instruments are measured at fair value on a recurring basis and no adjustment has been made to any of the nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value for each of the three years in the period ended December 31, 2010.
Fair Value Disclosures of Financial Instruments
As described in Note 10, the estimated fair value amounts of financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company and the Partnership would realize in a current market exchange. The methods and assumptions are described in Note 10 to the consolidated financial statements.

New Accounting Pronouncements Adopted During the Year
Fair Value Measurement and Disclosures
In August 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-05 which amended the fair value measurement and disclosure accounting guidance for the fair value measurement of liabilities. ASU No. 2009-05 clarified that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs to reflect the existence of a restriction that prevents the transfer of the liability. It also clarified that Level 1 fair value measurements include a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. Adoption of this standard did not have a material impact on the consolidated financial statements.
In January 2010, FASB issued ASU No. 2010-06 which amends ASC Topic 820. This amendment focuses on the improvements on the required disclosures by introducing new ones and by clarifying those that are existing. Among the improvements introduced by this ASU are required disclosures of (1) transfers in and out of Levels 1 and 2 and (2) activity in Level 3 fair value measurements. Except for the amendments in the roll forward activity of Level 3 fair value measurements, which is effective for period beginning on or after December 15, 2010, the adoption of this standard did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

The following accounting standards have been issued, but as of December 31, 2010 are not yet effective for and have not been adopted by the Company and the Partnership. The adoption of the following accounting standards are not expected to have a material impact on the consolidated financial statements:

In July 2010, FASB issued ASU No. 2010-20 which provides disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables which include loans, long-term receivables, lease receivables, and other long-term receivables. This accounting standard is effective for annual reporting periods ending on or after December 15, 2011.

In October 2009, FASB issued ASU No. 2009-13 which amends ASC Topic 605, Revenue Recognition. This amends the criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements generally will be separated in more circumstances than under existing standard. This accounting standard is effective for annual reporting periods beginning on or after June 15, 2010.

3.	Property, Plant and Equipment

	2010	2009

Power plant	$693,239,695	$692,336,748
Transmission lines	86,596,580	86,596,580
Furniture and fixtures	4,259,302	4,240,711
Transportation equipment	341,183	341,183
Leasehold improvements	191,265	191,265

	784,628,025	783,706,487
Less accumulated depreciation and amortization	192,033,826	174,198,139

	$592,594,199	$609,508,348

Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power Plant.

No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment starting from the commercial operations of the Power Plant on May 30, 2000. Substantially all of these assets serve as collateral to the Partnership’s debt (see Note 6).

Total depreciation and amortization related to property, plant and equipment charged to statement of income amounted to $17.8 million, $17.8 million and $18.0 million in 2010, 2009 and 2008, respectively.

4.	Income Taxes

The components of the Partnership’s deferred income tax assets and liabilities are as follows:

	2010	2009

Current:
Deferred income tax assets:
Loss on retirement of property, plant and equipment	$39,738	$67,077
Unrealized foreign exchange losses	–	369,136
Others	251,165	312,446

Current deferred income tax assets	290,903	748,659
Deferred income tax liability:
Unrealized foreign exchange gains	(420,686)	–

Net current deferred income tax assets (liabilities)	($129,783)	$748,659

Noncurrent:
Deferred income tax assets:
Unrealized foreign exchange losses	$12,239,493	$15,938,869
Asset retirement obligation, net of the corresponding capitalized asset	899,668	791,439

Noncurrent deferred income tax assets	13,139,161	16,730,308
Deferred income tax liabilities:
Excess of tax over book depreciation	(3,803,584)	(3,167,886)
Discount on cash advances from Meralco	(926,898)	(496,015)

Net noncurrent deferred income tax assets	$8,408,679	$13,066,407

Noncurrent deferred income tax liability:
Accumulated earnings of the Partnership	$58,170,228	$53,640,893

A reconciliation of the statutory income tax rates to the effective income tax rates as a percentage of income before income taxes is as follows:

	2010	2009	2008

Statutory income tax rates	30.0%	30.0%	35.0%
Tax effects of:
The Company’s operations	9.7	9.7	11.7
Effect of using the local currency for tax purposes	3.9	3.4	(17.7)
Interest income already subject to income tax and others	0.2	0.5	2.9

Effective income tax rates	43.8%	43.6%	31.9%

In accordance with Republic Act (RA) No. 9337, the statutory income tax rate is reduced from 35% to 30% and unallowable interest rate from 42% to 33% beginning January 1, 2009.

The Partnership files income tax returns in the Philippine jurisdiction. Under current Philippine tax law, the Bureau of Internal Revenue (BIR) must perform a tax assessment within three (3) years from the last day prescribed by law for the filing of the tax return for the tax that is being subjected to assessment or from the day the return was filed, if filed late. Any assessments issued after the applicable period are deemed to have prescribed, and can no longer be collected from a taxpayer. Tax audits by their nature are often complex and can require several years to complete. The Company regularly assesses the potential outcome of these examinations and while it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the tax positions taken are more-likely-than-not to be sustained upon examination by the taxing authorities.

The Partnership is no longer subject to income tax examinations by tax authorities for years before 2006. The Partnership received letters of authority covering all internal revenue taxes of 2007 and value-added taxes of 2008. As of January 25, 2011, the Partnership has not received any formal tax assessments from the BIR covering these years.

There are no uncertain tax positions both individually and in the aggregate, that if recognized, would materially affect the effective income tax rate for each of the three years in the period ended December 31, 2010.

5.      Notes Payable
(a)	Credit Facility Agreement (CFA)

The Partnership entered into a CFA with Banco de Oro Universal Bank (BDO) dated May 11, 2005 for the general working capital requirements of the Partnership.

The existing facility is comprised of an $8.3 million and a $10.7 million notes payable. The Partnership has been able to extend the maturity dates of both notes payable. The latest current maturity date and details of the outstanding balances of the facility are as follows:

	Amount Outstanding
	2010	2009	Interest Rate	Current Maturity

			Floating rate subject to
			monthly or quarterly
Tranche 1	$8,333,333	$8,333,333	repricing	January 14, 2011
			Floating rate subject to
			monthly or quarterly
Tranche 2	10,666,667	10,666,667	repricing	March 15, 2011

	$19,000,000	$19,000,000

Total interest expense pertaining to the credit facility amounted to $0.9 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Notes Facility and Purchase Agreement (NFPA)

The Partnership entered into a $100.0 million NFPA with Banco de Oro - EPCI, Inc., Bank of Philippine Islands, China Banking Corporation, Rizal Commercial Banking Corporation, BDO Capital and Investment Corporation and Banco de Oro - EPCI, Inc. - Trust Banking Group on November 12, 2007. The net proceeds from the NFPA were used by the Partnership to fund its operational, business, financing and recapitalization requirements.

The NFPA has a seven-year term and is amortized in 12 semi-annual payments on May 15 and November 15 of each year, with the first payment date being May 15, 2009. The interest is payable semi-annually in arrears on the outstanding principal amount of notes on each interest payment date as defined in the NFPA at 6.93% (net of final tax) per annum for the first five years and 7.43% (net of final tax) per annum for the remaining years.

The NFPA shall constitute direct, unconditional, unsubordinated (except with respect to the Senior Debt under the terms of the Intercreditor and Subordination Agreement) and unsecured obligations of the Partnership, ranking pari passu with all its other present and future direct, unconditional, unsubordinated and unsecured obligations (other than subordinated obligations, the Senior Debt and those preferred pursuant to mandatory provisions of Law). The NFPA are subject to special and optional redemption by the Partnership in whole. Special redemption allows the Partnership to redeem the loan on November 15, 2012 by paying all sums then due and payable under the NFPA, whether by way of interest, principal or penalty, including any applicable fees. Optional redemption allows the Partnership to redeem the loan at any repayment date after the second anniversary of the issue date, except on November 15, 2012, by paying the sum of (a) all sums then due and payable under the NFPA, whether by way of interest, principal or penalty, including any applicable fees; (b) all unpaid and undue principal then outstanding; and (c) make-whole premium.

Total interest expense pertaining to the NFPA amounted to $7.0 million, $7.5 million and $7.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Annual future principal payments for the next four years ending December 31 are as follows:

2011	$6,250,000
2012	6,250,000
2013	37,500,000
2014	37,500,000

$87,500,000

6.	Debt Financing Agreements

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

The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project’s assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of certain related parties’ shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Note 11(c)].

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

Total interest expense pertaining to the loans payable amounted to $5.8 million, $8.0 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Annual future principal payments for the next two years ending December 31 are as follows:

2011	$35,389,726
2012	35,389,725

$70,779,451

(b)	Trust and Retention Agreement

The Trust and Retention Agreement provides, among others, for (i) the establishment, maintenance and operation of one or more US dollar and Philippine peso accounts into which power sales revenues and other project-related cash receipts of the Partnership will be deposited and from which all operating and maintenance disbursements, debt service payments and equity distributions will be made; and (ii) the sharing by the lenders on a pari passu basis of the benefit of certain security.

(c)	Bonds Payable

Bonds payable represents the proceeds from the issuance of the $215.0 million in aggregate principal amount of the Partnership’s 8.86% (net of final tax) Senior Secured Bonds Due 2017 (the Series 1997 Bonds). The interest rate is 8.86% per annum and is payable quarterly on March 15, June 15, September 15 and December 15 of each year (each, a Bond Payment Date), with the first Bond Payment Date being September 15, 1997. The principal amount of the Series 1997 Bonds is payable in quarterly installments on each Bond Payment Date occurring on or after September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.

The Series 1997 Bonds are treated as senior secured obligations of the Partnership and rank pari passu in right of payment with all other credit facilities, as well as all other existing and future senior indebtedness of the Partnership (other than a working capital facility of up to $15.0 million, subject to escalation), and senior in right of payment to all existing and future indebtedness of the Partnership that is designated as subordinate or junior in right of payment to the Series 1997 Bonds. The Series 1997 Bonds are subject to redemption by the Partnership in whole or in part, beginning five years from the date of issuance, at par plus a make-whole premium, calculated using a discount rate equal to the applicable United States Treasury rate plus 0.75%.

Total interest expense pertaining to the bonds payable amounted to $13.9 million, $15.2 million and $16.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Annual future principal payments for the next five years ending December 31 are as follows:

2011	$12,900,000
2012	15,050,000
2013	18,275,000
2014	20,425,000
And thereafter	66,650,000

$133,300,000

7.	Related Party Transactions

Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership, the stockholders, and their related entities.

The following amounts were paid to related parties of the stockholders for the operation and maintenance and management of the Project under the agreements as discussed in Note 9:

	2010	2009	2008

CPOI	$33,753,269	$44,890,181	$30,388,097
InterGen Management Services (Philippines), Ltd. (IMS)	1,961,188	2,137,583	1,814,818
As of December 31, 2010 and 2009, the net amounts due to related parties in relation to costs and expenses incurred and cash advanced by the Project were $0.4 million and $0.1 million, respectively.

8.	Capital Stock

	2010		2009
	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		10
Issued	10	–	10	–

		$1,001		$1,001

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

During 2010, 2009 and 2008, the Company’s BOD approved the declaration of cash dividends at $390.6, $276.8 and $600.3 per share, respectively, out of its unrestricted retained earnings to all Class A and C stockholders.

9.	Commitments and Contingencies

The Partnership has entered into separate site lease, construction, energy sales, electric transmission, coal supply and transportation, operations and maintenance and project management agreements.

In connection with the construction and operation of the Project, the Partnership is obligated under the following key agreements:
(a)	Offtake Agreements - General Terms

PPA

The Partnership and Meralco are parties to the PPA (as amended on June 9, 1995 and December 1, 1996). The PPA provides for the sale of electricity from the Partnership’s Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, as defined in the PPA. As disclosed in Note 1(c), the Commercial Operations Date occurred on May 30, 2000.

The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year a Minimum Guaranteed Electricity Quantity (MGEQ) of kWhs of Net Electrical Output (NEO). The Partnership’s delivery obligations are measured monthly and annually.

Meralco is obligated to pay to the Partnership each month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment and (iv) a Monthly Energy Payment. Under the PPA and related foreign exchange protocols between the parties, Meralco may pay the dollar-denominated components of the Monthly Capacity Payment, the Monthly Energy Payment and the Monthly Operating Payment in US dollars or in Philippine pesos based on prevailing exchange rates at the time of payment.

Under the PPA, the Partnership has provided Meralco with a letter of credit in the amount of $6.5 million to secure its obligations under the PPA.

TLA

Under the TLA dated June 13, 1996 (as amended on December 1, 1996) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of the Transmission Line. The term of the TLA will extend for the duration of the term of the PPA, commencing on the date of execution of the TLA and expiring on the 25th anniversary of the Commercial Operations Date. Under the TLA, Meralco is obligated to make a monthly CCRP and a Monthly Operating Payment to the Partnership.

(b)	Offtake Agreements - Re-Negotiation

PPA and TLA Settlement Discussions

On February 21, 2008 (the “Amendment Date”), the parties signed certain key agreements to finally resolve outstanding issues on the PPA and TLA. This includes Amendment No. 2 to the TLA which reduces the CCRP by approximately 30% from the Amendment Date and retroactively reduced each monthly CCRP from March 27, 2003 through the Amendment Date by approximately $350,000; a side letter agreement which resulted in Meralco paying the Partnership in 2008, without interest and penalties, $8.5 million representing the aggregate amount previously withheld by Meralco in 2001, net of applicable shortfall payments payable by the Partnership; and a side letter agreement to the PPA relating to excess generation arrangements.

The side letter agreement relating to excess generation sets out an arrangement that allows Meralco to dispatch the Power Plant and increase the Partnership’s near-term revenues based on sales of excess generation output at the discounted per kWh tariff for such generation. Meralco agreed to a base generation and a Target Excess Generation (TEG) of the Power Plant during each December 26 to December 25 Annual Period ending 2008 to 2017 (each, a “Guarantee Year”).

The TEG is equal to 74,000,000 kWh per annum. Meralco will pay for each kWh of excess generation during the Guarantee Years in accordance with the existing terms of the PPA relating to excess generation. If the TEG is not reached in a Guarantee Year, Meralco will pay the Partnership an amount (an “Advance Payment”) reflecting the difference in the TEG and Actual Excess Generation (AEG) on January 25 of the following contract year based on the following formula:

Advance Payment = $2,850,000 - [$2,850,000 x (AEG / TEG)]

Where AEG is greater than the TEG, Meralco will be entitled to bank each such excess kWh for use in calculating AEG in a subsequent Guarantee Year. The Excess Generation Side Letter does not alter Meralco’s obligation to pay for each kWh it actually receives at either the base tariff rate or the excess generation tariff rate. The terms of the side letter relating to excess generation apply irrespective of the actual performance of the Power Plant.

During the Annual Periods ending 2018 to 2025, the Partnership will be obligated to repay the aggregate Advance Payments to Meralco in eight approximately equal annual installments without interest. The Partnership will not be obligated to repay any amounts that constituted payments for actual deliveries of power by it to Meralco.

During 2010 and 2009, the Partnership received a cash advance from Meralco amounting to $2.85 million for each year in accordance with the provision of the side letter agreement on excess generation. The cash advance from Meralco is carried at amortized cost using the effective interest rate at the time the advances was received from Meralco of 7.70% and 7.92% as of December 31, 2010 and 2009, respectively. The carrying value of the cash advance received from Meralco amounting to $2.6 million and $1.2 million as of December 31, 2010 and 2009, respectively, is presented as “Other noncurrent liability” in the consolidated balance sheets.

Proposal from Meralco to Renegotiate the PPA

In July 2008 and February 2009, the Partnership received letters from Meralco citing the section on stranded costs of the Electric Power Industry Reform Act (EPIRA) and requesting a further negotiation of the PPA with the aim of exploring areas to reduce contract cost.

The Partnership expressed its disagreement in reopening discussions on potential PPA amendments and mentioned, among others, the recent resolution of all issues under the PPA and the TLA with the signing on February 21, 2008 of the side letter agreements and the amendment to the TLA.

(c)	Coal Supply Agreements (CSA)

In order to ensure that there is an adequate supply of coal to operate the Generation Facility, the Partnership has entered into two CSA with the intent to purchase approximately 70% of its coal requirements from PT Adaro Indonesia (Adaro) and the remainder of its coal requirements from PT Kaltim Prima Coal (Kaltim Prima, and together with Adaro, the “Coal Suppliers”). The agreement with Adaro (the Adaro CSA) will continue to be in effect until October 1, 2022. If the term of the Coal Cooperation Agreement between Adaro and the Ministry of Mines and Energy of the Government of the Republic of Indonesia is extended beyond October 1, 2022, the Partnership may elect to extend the Adaro CSA until the earlier of the expiration of the PPA or the expiration of the extended Coal Cooperation Agreement, subject to certain conditions. The agreement with Kaltim Prima (the Kaltim Prima CSA) has a scheduled termination date 15 years after the Commercial Operations Date.

The Partnership may renew the Kaltim Prima CSA for two additional five-year periods by giving not less than one year prior written notice. The second renewal period will be subject to the parties agreeing to the total base price to be applied during that period.

The Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima.

In 2004, the Adaro CSA was amended to reflect the change in the benchmark price from the Australian-Japanese benchmark price to the six-month rolling average of the ACR Asia Index with a certain discount. The new benchmark price was applied retroactively to April 1, 2003.

For the year ended December 31, 2010, the Partnership was able to meet the minimum take obligations both for Adaro and Kaltim Prima. For the year ended December 31, 2009, the Partnership did not meet its minimum take obligations for Adaro by 84,000 MT. However, the Partnership was able to secure a waiver from Adaro for this shortfall.

(d)	Operations and Maintenance Agreement (O&M Agreement)

The Partnership and CPOI (the Operator), a wholly-owned subsidiary of Covanta Projects, Inc. (CPI), a subsidiary of CEC, have entered into the Plant O&M Agreement dated December 1, 1995 (as amended on February 29, 1996, December 10, 1996 and October 18, 2004, the O&M Agreement) under which the Operator assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. CPI, pursuant to an O&M Agreement Guarantee, guarantees the obligations of the Operator. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party. The Partnership is obligated to compensate the Operator for services under the O&M Agreement, to reimburse the Operator for all reimbursable costs one month in advance of the incurrence of such costs and to pay the Operator a base fee and certain bonuses. In certain circumstances, the Operator could be required to pay liquidated damages depending on the operating performance of the Project, subject to contractual limitations. Beginning on Provisional Acceptance, as defined in the O&M Agreement, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.

The Operator may earn additional fees or reduced fees based on defined results with respect to output or reduced operating costs. The 2004 amendments to the O&M Agreement brought several changes including changes in the terms concerning material breach of the O&M Agreement; introduction of surviving service fees to the Operator in case the agreement is pre-terminated; changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of banked hours that can be applied to future reductions in fees or exchanged for cash subject to a 5-year expiration period. The adjustments in Operator’s fee, including the cash value of all banked hours accrued during a contract year, shall not exceed $1.0 million, adjusted pursuant to an escalation index. These amendments in the O&M Agreement were effective beginning December 26, 2003.

See Note 1(a) for CEIIL’s sale of its equity interest in CPOI.

(e)	Management Services Agreement (MSA)

The Partnership has entered into the Project MSA, dated September 20, 1996 (as amended, the MSA), with IMS (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the Manager), pursuant to which, the Manager is providing management services for the Project. Pursuant to the MSA, the Manager nominates a person to act as a General Manager of the Partnership, and, acting on behalf of the Partnership, to be responsible for the day-to-day management of the Project. The initial term of the MSA extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. InterGen N.V., pursuant to a Project MSA Guarantee dated December 10, 1996, guarantees the obligations of the Manager.

The Partnership is obligated to pay the Manager an annual fee equal to $400,000 subject to escalation after the first year relative to an agreed-upon index payable in 12 equal monthly installments.

Similar to the O&M Agreement, amendments to the MSA were made in 2004. Significant changes to the MSA include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of QPI, to audit the Manager’s procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. The amendments to the MSA also have a retroactive effect beginning December 26, 2003.

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

The Partnership has obtained rights-of-way for the Transmission Line for a majority of the sites necessary to build, operate and maintain the Transmission line. Meralco has agreed, pursuant to a letter agreement dated December 19, 1996, that notwithstanding the provisions of the TLA that anticipates that Meralco would be the lessor of the entire Transmission Line Site, Meralco will only be the Transmission Line Site Lessor with respect to rights-of-way acquired through the exercise of its condemnation powers.

Meralco, as a lessor, and the Partnership, as a lessee, have entered into the Transmission Line Site Leases, dated December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission Line other than rights-of-way to be acquired through the exercise of Meralco’s condemnation powers. The initial term of each of the Project Site Leases and each of the Transmission Line Site Leases (collectively, the Site Leases) extends for the duration of the PPA, commencing on the date of execution of such Site Lease and expiring 25 years following the Commercial Operations Date. The Partnership has the right to extend the term of any Site Lease for consecutive periods of five years each, provided that the extended term of such Site Lease may not exceed 50 years in the aggregate.

(g)	Community Memorandum of Agreement (MOA)

The Partnership has entered into a Community MOA with the Province of Quezon, the Municipality of Mauban, the Barangay of Cagsiay and the Department of Environmental and Natural Resources (DENR) of the Philippines. Under the MOA, the Partnership is obligated to consult with local officials and residents of the Municipality and Barangay and other affected parties about Project related matters and to provide for relocation and compensation of affected families, employment and community assistance funds. The funds include an electrification fund, development and livelihood fund and reforestation, watershed management, health and/or environmental enhancement fund. Total estimated amount to be contributed by the Partnership over the 25-year life and during the construction period is approximately $16.0 million. In accordance with the MOA, a certain portion of this amount will be in the form of advance financial assistance to be given during the construction period.

In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of ₱5.0 million (about $94,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

10.	Fair Value of Financial Instruments

The required disclosures under ASC 825, Financial Instruments, are as follows:
The financial instruments recorded in the consolidated balance sheets include cash, accounts receivable - trade, due from (to) related parties, short-term notes payable, accounts payable and accrued expenses, long-term notes payable, loans payable, bonds payable and other noncurrent liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash, Due from (to) Related Parties and Short-term Notes Payable
The carrying amounts of cash, due from (to) related parties and short-term notes payable approximate their fair values due to the short-term maturity of these financial instruments.

Accounts Receivable - Trade and Accounts Payable and Accrued Expenses
The carrying amounts of accounts receivable - trade and accounts payable and accrued expenses, which are all subject to normal trade credit terms, approximate their fair values.

Other Noncurrent Liability
The fair values of the noncurrent non-interest bearing advances from Meralco were calculated based on discounted value of future cash flows using the applicable risk free rates for similar types of accounts adjusted for credit risk. The discount rates used were 9.22% and 7.74% in 2010 and 2009, respectively.

Long-term Debt The fair values of long-term debt were based on the following:

Debt Type	Fair Value Assumptions

NFPA	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans adjusted for credit risk. The discount rate used was 7.28% and 8.66% in 2010 and 2009, respectively.

Term loan	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans adjusted for credit risk. The discount rate used was 6.39% and 7.71% in 2010 and 2009, respectively.

Bonds payable	Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership’s bonds prior to reporting dates. The discount rate used was 8.23% and 9.33% in 2010 and 2009, respectively. Bonds payable yield percentage is based on market quotes from Bloomberg.

Following is a summary of the estimated fair value (in millions) of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values as of December 31, 2010 and 2009:

	2010		2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Bonds payable	$133.3	$136.1	$146.2	$143.9
Term loan	70.8	71.1	106.2	104.4
NFPA	87.5	87.8	93.8	89.8
Other noncurrent liability	2.6	2.1	1.2	1.2

11.	Other Matters
(a)	EPIRA

RA No. 9136, the EPIRA, and the covering Implementing Rules and Regulations (IRR) provide for significant changes in the power sector, which include, among others:
(i)	The unbundling of the generation, transmission, distribution and supply and other disposable assets of a company, including its contracts with independent power producers and electricity rates;

(ii)	Creation of a Wholesale Electricity Spot Market; and

(iii)	Open and non discriminatory access to transmission and distribution systems.

The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effective date of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effective date of the EPIRA. In 2005, the Partnership has requested for clarification from the ERC on the applicability of the public offering requirement under the provisions of the EPIRA since it is in the form of a limited partnership and not a stock corporation. As of January 25, 2011, the Partnership has not yet received any confirmation from ERC on this matter.

The ERC is currently in the process of drafting the IRR in connection with the public offering requirement.

There are also certain sections of the EPIRA which provide for a cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity.

The Partnership is complying with the applicable provisions of the EPIRA and its law.

(b)	Clean Air Act

The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and to the Partnership in particular, that needs to be complied with within 44 months from the effective date or by July 2004. Based on the assessment made on the Partnership’s existing facilities, the Partnership believes it complies with the provisions of the Clean Air Act and the related IRR.

(c)	Insurance Coverage Waiver

In November 2010, the Partnership obtained a renewal of its Industrial All Risk Insurance Coverage from December 1 to May 31, 2012. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. Consequently, the Partnership requested, and was granted by the requisite lender representatives a waiver of certain insurance requirements for a period of 18 months until May 31, 2012.

(d)	Environmental Compliance Certificate (ECC) on Quezon Power Plant 500-MW Coal-Fired Expansion Project

On June 4, 2007, the DENR issued an ECC to the Partnership. The ECC covers the proposed Quezon Power Plant 500 MW (Maximum Gross) Coal-Fired Expansion Project to be located within the existing 100 hectare facility of the Partnership in Barangay Cagsiay I, Mauban, Quezon. The proposed expansion includes the construction of a second generating unit utilizing existing support facilities such as the coal unloading pier and coal stockpile.