Form 10-Q
period 2011-03-31
COVANTA HOLDING CORP
filed 2011-04-20
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-06732

COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
445 South Street, Morristown, NJ	07960
(Address of Principal Executive Office)	(Zip Code)

(862) 345-5000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all•reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at April 14, 2011

Common Stock, $0.10 par value	147,094,386 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other filings by Covanta with the SEC.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$251,096	$241,221
Electricity and steam sales	94,332	100,923
Other operating revenues	31,342	25,549

Total operating revenues	376,770	367,693

OPERATING EXPENSES:
Plant operating expenses	271,248	263,636
Other operating expenses	27,333	23,528
General and administrative expenses	24,503	26,190
Depreciation and amortization expense	47,365	48,438
Net interest expense on project debt	7,963	10,282

Total operating expenses	378,412	372,074

Operating loss	(1,642)	(4,381)

Other income (expense):
Investment income	261	223
Interest expense	(16,761)	(10,586)
Non-cash convertible debt related expense	(5,160)	(8,247)
Loss on extinguishment of debt	(356)	—

Total other expenses	(22,016)	(18,610)

Loss from continuing operations before income tax benefit and equity in net income (loss) from unconsolidated investments	(23,658)	(22,991)
Income tax benefit	9,986	9,882
Equity in net income (loss) from unconsolidated investments	123	(1,342)

Loss from continuing operations	(13,549)	(14,451)

Income from discontinued operations (including net gain on disposal of assets held for sale of $135,601 in 2011), net of income tax expense of $2,193 and $2,007, respectively	148,942	9,718

NET INCOME (LOSS)	135,393	(4,733)

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(92)	(1,562)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(1,808)	(938)

Net income attributable to noncontrolling interests in subsidiaries	(1,900)	(2,500)

NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$133,493	$(7,233)

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$(13,641)	$(16,013)
Discontinued operations	147,134	8,780

Net Income (Loss) Attributable to Covanta Holding Corporation	$133,493	$(7,233)

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$(0.09)	$(0.10)
Discontinued operations	1.00	0.05

Covanta Holding Corporation	$0.91	$(0.05)

Weighted Average Shares	146,859	153,894

Diluted
Continuing operations	$(0.09)	$(0.10)
Discontinued operations	1.00	0.05

Covanta Holding Corporation	$0.91	$(0.05)

Weighted Average Shares	146,859	153,894

Cash Dividend Declared Per Share:	$0.075	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$326,597	$126,439
Restricted funds held in trust	96,747	125,568
Receivables (less allowances of $3,898 and $3,192, respectively)	240,718	271,549
Unbilled service receivables	17,874	23,080
Deferred income taxes	27,363	27,459
Prepaid expenses and other current assets	114,754	110,071
Assets held for sale	88,479	190,957

Total Current Assets	912,532	875,123
Property, plant and equipment, net	2,475,473	2,478,019
Investments in fixed maturities at market (cost: $28,111 and $28,537, respectively)	28,669	29,022
Restricted funds held in trust	107,580	107,424
Unbilled service receivables	29,830	31,804
Waste, service and energy contracts, net	463,670	472,190
Other intangible assets, net	77,555	78,892
Goodwill	230,020	230,020
Investments in investees and joint ventures	42,272	45,742
Other assets	323,809	328,066

Total Assets	$4,691,410	$4,676,302

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$55,489	$6,710
Current portion of project debt	94,059	141,515
Accounts payable	34,469	23,033
Deferred revenue	75,404	71,503
Accrued expenses and other current liabilities	229,557	186,395
Liabilities held for sale	27,381	34,266

Total Current Liabilities	516,359	463,422
Long-term debt	1,497,579	1,557,701
Project debt	636,337	661,788
Deferred income taxes	596,836	604,501
Waste and service contracts	85,531	88,632
Other liabilities	141,456	139,799

Total Liabilities	3,474,098	3,515,843

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 157,541 and 156,847 shares; outstanding 147,134 and 149,891 shares)	15,754	15,685
Additional paid-in capital	877,523	893,373
Accumulated other comprehensive income	12,547	5,233
Accumulated earnings	297,766	214,091
Treasury stock, at par	(1,041)	(696)

Total Covanta Holding Corporation stockholders’ equity	1,202,549	1,127,686

Noncontrolling interests in subsidiaries	14,763	32,773

Total Equity	1,217,312	1,160,459

Total Liabilities and Equity	$4,691,410	$4,676,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$135,393	$(4,733)
Less: Income from discontinued operations, net of tax expense	148,942	9,718

Loss from continuing operations	(13,549)	(14,451)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	47,365	48,438
Amortization of long-term debt deferred financing costs	1,435	1,682
Amortization of debt premium and discount	(1,301)	(1,851)
Loss on extinguishment of debt	356	—
Non-cash convertible debt related expense	5,160	8,247
Stock-based compensation expense	4,569	3,500
Equity in net (income) loss from unconsolidated investments	(123)	1,342
Dividends from unconsolidated investments	4,410	447
Deferred income taxes	(9,452)	(8,541)
Other, net	(1,860)	126
Change in restricted funds held in trust	(14,748)	(12,027)
Change in working capital, net of effects of acquisitions	71,186	88,767

Total adjustments for continuing operations	106,997	130,130

Net cash provided by operating activities from continuing operations	93,448	115,679
Net cash (used in) provided by operating activities from discontinued operations	(10,218)	3,347

Net cash provided by operating activities	83,230	119,026

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	4,568	1,228
Purchase of investment securities	(4,138)	(6,411)
Purchase of property, plant and equipment	(38,292)	(37,917)
Acquisition of noncontrolling interests in subsidiaries	—	(2,000)
Acquisition of businesses, net of cash acquired	—	(128,254)
Loan issued for the Harrisburg EfW facility to fund certain facility improvements, net of repayments	—	(400)
Other, net	4,026	(10,439)

Net cash used in investing activities from continuing operations	(33,836)	(184,193)
Net cash provided by (used in) investing activities from discontinued operations	220,248	(65)

Net cash provided by (used in) investing activities	186,412	(184,258)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(7,578)	(1,857)
Principal payments on project debt	(74,471)	(43,107)
Proceeds from borrowings on project debt	2,169	—
Change in restricted funds held in trust	43,659	11,383
Proceeds from the exercise of options for common stock, net	—	278
Common stock repurchased	(54,371)	—
Distributions to partners of noncontrolling interests in subsidiaries	(1,534)	(1,402)
Other, net	(1,834)	2,010

Net cash used in financing activities from continuing operations	(93,960)	(32,695)
Net cash provided by (used in) financing activities from discontinued operations	9,898	(6,085)

Net cash used in financing activities	(84,062)	(38,780)

Effect of exchange rate changes on cash and cash equivalents	1,506	(308)

Net increase (decrease) in cash and cash equivalents	187,086	(104,320)
Cash and cash equivalents at beginning of period	140,646	433,683

Cash and cash equivalents at end of period	327,732	329,363
Less: Cash and cash equivalents of discontinued operations at end of period	1,135	12,814

Cash and cash equivalents of continuing operations at end of period	$326,597	$316,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2010	156,847	$15,685	$893,373	$5,233	$214,091	6,956	$(696)	$32,773	$1,160,459
Stock-based compensation expense			4,569						4,569
Deferred tax adjustment on stock-based compensation			(1,464)						(1,464)
Cash dividend declared					(10,959)				(10,959)
Common stock repurchased			(18,400)		(35,649)	3,228	(322)		(54,371)
Repurchase of equity related to Debenture tender offer			(71)						(71)
Unvested restricted shares forfeited			1			6	(1)		—
Shares issued in non-vested stock award	694	69	(69)						—
Dividends for vested stock awards			821		(821)				—
Shares repurchased for tax withholdings for vested stock awards			(1,237)		(2,389)	217	(22)		(3,648)
Elimination due to sale of controlling interests in subsidiaries								(18,274)	(18,274)
Distributions to partners of noncontrolling interests in subsidiaries								(1,534)	(1,534)
Comprehensive income, net of income taxes:
Net income					133,493			1,900	135,393
Foreign currency translation				7,394				(102)	7,292
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $66				(100)					(100)
Net unrealized loss on derivatives, net of income tax benefit of $53				(81)					(81)
Net unrealized gain on securities, net of income tax expense of $66				101					101

Total comprehensive income				7,314	133,493			1,798	142,605

Balance as of March 31, 2011	157,541	$15,754	$877,523	$12,547	$297,766	10,407	$(1,041)	$14,763	$1,217,312

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2009	155,615	$15,562	$916,423	$7,443	$443,646	679	$(68)	$34,163	$1,417,169
Stock-based compensation expense			3,500						3,500
Unvested restricted shares forfeited			5			48	(5)		—
Exercise of options to purchase common stock	37	3	275						278
Shares issued in non-vested stock award	726	73	(73)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Distributions to partners of noncontrolling interests in subsidiaries								(3,054)	(3,054)
Comprehensive income, net of income taxes:
Net (loss) income					(7,233)			2,500	(4,733)
Foreign currency translation				(1,391)				965	(426)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $29				(74)					(74)
Net unrealized gain on securities, net of income tax expense of $70				176					176

Total comprehensive (loss) income				(1,289)	(7,233)			3,465	(5,057)

Balance as of March 31, 2010	156,378	$15,638	$918,846	$6,154	$436,413	727	$(73)	$33,858	$1,410,836

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

We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 18 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and independent power production (“IPP”) facilities in Asia. We hold equity interests in energy-from-waste facilities in China and Italy. We also operate waste management infrastructure that is complementary to our core EfW business.

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. For additional information, see Note 6. Financial Information by Business Segments.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During the first quarter of 2011, we completed the sale of our interests in a 510 megawatt (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”) and we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti”). In April 2011, we signed an agreement to sell our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. See Note 4. Assets Held for Sale and Dispositions and Note 15. Subsequent Event for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2011. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”).

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

Reclassifications

As more fully described in Note 4. Assets Held for Sale and Dispositions, during the fourth quarter of 2010, the operations of our fossil fuel independent power production facilities held for sale met the criteria to be classified as

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

discontinued operations. The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale”. The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

During the first quarter of 2011, we corrected our presentation of the condensed consolidated balance sheet at December 31, 2010 to adjust a portion of the excess of purchase price over par value for treasury stock transactions from additional paid-in capital to retained earnings. We have adjusted approximately $66 million to retained earnings from additional paid-in capital as of December 31, 2010. This change had no impact on total equity.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board issued an accounting standard related to disclosures about the classification of certain loan modifications as troubled debt restructurings. The standard provides additional clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. We are required to adopt this standard effective June 15, 2011, although earlier application is permitted. This standard must be applied retrospectively to restructurings occurring on or after the beginning of the year. We do not expect this accounting standard to have an impact on our condensed consolidated financial statements.

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

Acquisitions and Business Development

Fairfax County Energy-from-Waste Facility

In August 2010, the service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the 5 year extension period. In March 2011, the county announced its desire to proceed to negotiate a long-term extension to the contract rather than exercise a fair market value purchase option it holds under the existing agreement. The parties are currently working to complete the contract extension.

Huntington Energy-from-Waste Facility

In March 2010, we acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York, for cash consideration of $2.0 million.

Dade Energy-from-Waste Business

In February 2010, we completed a transaction with Veolia Environmental Services North America Corp. in which we paid cash consideration of $128.3 million for an energy-from-waste business located in Florida. The operation acquired included a long-term operating contract with the respective municipal client.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4. ASSETS HELD FOR SALE AND DISPOSITIONS

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh.

During the first quarter of 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti”) and we completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. We received a combined total of cash proceeds of approximately $225 million, net of transaction costs.

In April 2011, we signed an agreement with Samayanallur Power Investments Private Limited (“SPI”) to sell our interests in the 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). See Note 15. Subsequent Event for additional information. The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale”. The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The following table summarizes the operating results of the discontinued operations for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Revenues	$46,170	$49,102
Operating expenses, including net gain on disposal of assets held for sale and loss on assets held for sale (A)	$99,043	$(42,750)
Income before income tax expense and equity in net income from unconsolidated investments	$145,604	$6,713
Equity in net income from unconsolidated investments	$5,530	$5,012
Income from discontinued operations, net of income tax expense of $2,193 and $2,007, respectively	$148,942	$9,718

(A)	During the first quarter of 2011, we recorded a net after-tax gain on disposal of assets held for sale of $135.6 million. We recorded a loss on assets held for sale of $7.8 million in 2010.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth the assets and liabilities of the asset held for sale included in the condensed consolidated balance sheets as of the dates indicated (in thousands):

	As of
	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$1,135	$14,207
Restricted funds held in trust	16,675	18,966
Accounts receivable	21,019	19,479
Prepaid expenses and other assets	18,293	26,326
Property, plant and equipment	9,481	30,206
Investments in investees and joint ventures	21,819	81,322
Other long-term assets	57	451

Assets held for sale	$88,479	$190,957

Accounts payable	$11,589	$2,976
Accrued expenses and other	1,477	11,547
Project debt	9,224	15,555
Other noncurrent liabilities	5,091	4,188

Liabilities held for sale	$27,381	$34,266

NOTE 5.	EARNINGS PER SHARE

Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Three Months
	Ended March 31,
	2011	2010

Net loss from continuing operations	$(13,641)	$(16,013)
Net income from discontinued operations	147,134	8,780

Net income (loss) attributable to Covanta Holding Corporation	$133,493	$(7,233)

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	146,859	153,894

Continuing operations	$(0.09)	$(0.10)
Discontinued operations	1.00	0.05

Covanta Holding Corporation	$0.91	$(0.05)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	For the Three Months
	Ended March 31,
	2011	2010

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	146,859	153,894
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of convertible debentures	—	—
Dilutive effect of warrants	—	—

Weighted average diluted common shares outstanding	146,859	153,894

Continuing operations	$(0.09)	$(0.10)
Discontinued operations	1.00	0.05

Covanta Holding Corporation	$0.91	$(0.05)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	2,141	2,583

Restricted stock	1,469	1,327

Restricted stock units	968	986

Warrants	27,226	24,803

In 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. The conversion rate for the Debentures is 38.9883 shares of our common stock per $1,000 principal amount of Debentures, which is equivalent to a conversion price of $25.65 per share. As of March 31, 2011, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $23.45. As of March 31, 2011, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 6.	FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment, Americas, which is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment is as follows (in thousands):

	Americas	All Other (1)	Total

Three Months Ended March 31, 2011:
Operating revenues	$366,561	$10,209	$376,770
Depreciation and amortization expense	46,907	458	47,365
Operating income (loss)	6,532	(8,174)	(1,642)
Three Months Ended March 31, 2010:
Operating revenues	$357,287	$10,406	$367,693
Depreciation and amortization expense	48,021	417	48,438
Operating income (loss)	1,727	(6,108)	(4,381)

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale. See Note 4. Assets Held for Sale and Dispositions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7.	CHANGES IN CAPITALIZATION

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2011	2010

7.25% Senior Notes due 2020	$400,000	$400,000

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to Cash Convertible Senior Notes	(85,552)	(91,212)
Cash conversion option derivative at fair value	105,482	115,994

3.25% Cash Convertible Senior Notes, net	479,930	484,782

1.00% Senior Convertible Debentures due 2027	51,362	57,289
Debt discount related to Convertible Debentures	(2,588)	(3,720)

1.00% Senior Convertible Debentures, net	48,774	53,569

Term Loan Facility due 2014	624,000	625,625
Other long-term debt	364	435

Total	1,553,068	1,564,411
Less: current portion	(55,489)	(6,710)

Total long-term debt	$1,497,579	$1,557,701

Credit Facilities

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of March 31, 2011, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	March 31, 2011	March 31, 2011

Revolving Credit Facility (1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$286,239	$33,761

(1)	Up to $200 million of which may be utilized for letters of credit.

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.90 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 13. Derivative Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the three months ended March 31, 2011, an additional $5.9 million of the Debentures were purchased. As of March 31, 2011, there were $51.4 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following termination or expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of Debentures, (which represents a conversion price of approximately $25.65 per share) or 2,002,517 issuable shares. As of March 31, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Note 13. Derivative Instruments.

Debt Discount for the 3.25% Notes and the Debentures

The debt discount related to the 3.25% Notes and the Debentures is accreted over their respective terms and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of March 31, 2011 included or expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	2011	2012	2013	2014

3.25% Cash Convertible Senior Notes due 2014	$17.9	$26.0	$28.8	$12.9
1.00% Senior Convertible Debentures due 2027 (1)	$2.3	$0.3	$—	$—

(1)	At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest. For purposes of this chart, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012.

Loss on Extinguishment of Debt

During the first quarter of 2011, we recorded a loss on extinguishment of debt of $0.4 million, pre-tax, related to the additional $5.9 million of the outstanding Debentures purchased under the tender offer. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered.

Equity

During the three months ended March 31, 2011, we granted 694,762 restricted stock awards. For information related to stock-based award plans, see Note 11. Stock-Based Compensation.

During the three months ended March 31, 2011, we repurchased 216,605 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 14, 2011, the Board of Directors approved a regular cash dividend of $0.075 per share. The dividend was paid on April 12, 2011 to stockholders of record as of the close of business on March 30, 2011. In addition, pursuant to our Equity Plan, holders of unvested restricted stock awards received a dividend in the form of additional restricted stock awards with the same vesting conditions as the underlying shares of restricted stock to which they relate.

On March 14, 2011, the Board of Directors approved an additional $50 million of share repurchase authorization, bringing the total authorized amount to $200 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the three months ended March 31, 2011, we repurchased 3.2 million shares of our common stock at a weighted average cost of $16.84 per share for an aggregate amount of approximately $54.4 million. As of March 31, 2011, the amount remaining under our currently authorized share repurchase program was $50.4 million.

NOTE 8.	INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 42.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 42.2% and 43.0% for the three months ended March 31, 2011 and 2010, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $130.1 million as of both March 31, 2011 and December 31, 2010. Included in the balance of unrecognized tax benefits as of March 31, 2011 are potential benefits of $130.1 million that, if recognized, would impact the effective tax rate. Acquisition related reserves and some other reserves in the liability for uncertain tax positions may decrease by approximately $18.1 million in the next twelve months with respect to the expiration of statutes, and the release of restricted funds relating to Covanta Energy pre-emergence tax matters, all of which may impact the tax provision.

For the three months ended March 31, 2011 and 2010, we recognized expenses of $0.5 million and a benefit of $1.7 million, respectively, of interest and penalties on uncertain tax positions. As of March 31, 2011 and December 31, 2010, we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $7.8 million and $7.3 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not deemed an exposure at the time we adopted accounting standards related to the accounting for uncertainty in income taxes. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

While we cannot predict what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, substantial actions toward such final administration have been taken and we believe that neither arrangements with the California Commissioner nor the final administration by the Missouri Director will result in a material reduction in available NOLs.

We had consolidated federal NOLs estimated to be approximately $396.9 million for federal income tax purposes as of December 31, 2010, based on the tax returns as filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2010, we had state NOL carryforwards of approximately $188.8 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards, including production tax credits and minimum tax credits, of $45.6 million. These deferred tax assets are offset by a valuation allowance of approximately $19.9 million.

For further information, refer to Note 17. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 9.	SUPPLEMENTARY INFORMATION

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $23.1 million and $20.5 million for the three months ended March 31, 2011 and 2010, respectively.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Construction costs	$26,105	$20,485
Insurance subsidiary operating expenses (1)	3,881	4,070
Foreign exchange loss (gain)	9	(989)
Other	(2,662)	(38)

Total other operating expenses	$27,333	$23,528

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

Amortization of waste, service and energy contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

intangible assets and liabilities as of March 31, 2011 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Three Months ended March 31, 2011	$9,938	$(3,101)

Remainder of 2011	$27,973	$(9,307)
2012	35,770	(12,412)
2013	32,201	(12,390)
2014	29,305	(12,500)
2015	25,952	(8,187)
2016	23,313	(7,906)
Thereafter	289,156	(22,829)

Total	$463,670	$(85,531)

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Debt discount accretion related to the 3.25% Notes	$5,660	$5,116
Debt discount accretion related to the Debentures	775	5,054
Fair value changes related to the cash convertible note hedge	9,237	36,896
Fair value changes related to the cash conversion option derivative	(10,512)	(38,819)

Total non-cash convertible debt related expense	$5,160	$8,247

NOTE 10.	BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic (credit) benefit costs are as follows (in thousands):

			Other Post-Retirement
	Pension Benefits		Benefits
	For the Three Months Ended March 31,
	2011	2010	2011	2010

Interest cost	$1,112	$1,056	$83	$119
Expected return on plan assets	(1,302)	(1,237)	—	—
Amortization of net prior service cost	(82)	(82)	—	—
Amortization of actuarial gain	(7)	(15)	(76)	(25)

Net periodic benefit (credit) cost	$(279)	$(278)	$7	$94

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.6 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 11.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2011, we awarded certain employees 694,762 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2012, 2013 and 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 14, 2011, the Board of Directors approved a regular cash dividend of $0.075 per share. The dividend was paid on April 12, 2011 to stockholders of record as of the close of business on March 30, 2011. In addition, pursuant to our Equity Plan, holders of unvested shares of restricted stock received a dividend in the form of additional restricted stock awards with the same vesting conditions as the underlying shares of restricted stock to which they relate.

Compensation expense related to our stock-based awards totaled $4.6 million and $3.5 million during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, we had approximately $16.4 million, $4.8 million and $0.8 million of unrecognized compensation expense related to our unvested restricted stock, unvested restricted stock units, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 1 year for our unvested restricted stock awards, approximately 2 years for our unvested RSUs and approximately 1 year for our unvested stock options.

NOTE 12.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
•	Fair values for long-term debt and project debt are determined using quoted market prices.
•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the 3.25% Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2011. However, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2011:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of March 31, 2011		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$320,989	$320,989	$320,989	$—	$—
Money market funds	5,608	5,608	5,608	—	—

Total cash and cash equivalents:	326,597	326,597	326,597	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	3,630	3,630	3,630	—	—
Money market funds	122,985	122,985	122,985	—	—
U.S. Treasury/Agency obligations (a)	16,137	16,137	16,137	—	—
State and municipal obligations	8,718	8,718	8,718	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	52,857	52,901	52,901	—	—

Total restricted funds held in trust:	204,327	204,371	204,371	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	21,726	21,726	21,726	—	—
Money market funds (c)	14,654	14,654	14,654	—	—

Total restricted funds other:	36,380	36,380	36,380	—	—
Investments:
Mutual and bond funds (b)	1,972	1,923	1,923	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	5,797	5,797	5,797	—	—
Residential mortgage-backed securities (d)	5,792	5,792	5,792	—	—
Other government obligations (d)	4,484	4,484	4,484	—	—
Corporate investments (d)	12,596	12,596	12,596	—	—
Equity securities (c)	1,355	1,355	1,355	—	—

Total investments:	31,996	31,947	31,947	—	—
Derivative Asset — Note Hedge	103,163	103,163	—	103,163	—

Total assets:	$702,463	$702,458	$599,295	$103,163	$—

Liabilities:
Derivative Liability — Energy Hedges	$571	$571	$—	$571	$—
Derivative Liability — Cash Conversion Option	105,482	105,482	—	105,482	—
Derivative Liabilities — Contingent interest features of the Notes and Debentures	0	0	—	0	—

Total liabilities:	$106,053	$106,053	$—	$106,053	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables (e)	$261,128	$261,128
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,447,586	$1,519,339
Project debt	$730,396	$747,056

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $24.1 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2010:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant Other	Significant
	As of December 31, 2010		Active Markets for	Observable	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$48,165	$48,165	$48,165	$—	$—
Money market funds	78,274	78,274	78,274	—	—

Total cash and cash equivalents:	126,439	126,439	126,439	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	3,892	3,885	3,885	—	—
Money market funds	117,183	117,183	117,183	—	—
U.S. Treasury/Agency obligations (a)	56,340	56,335	56,335	—	—
State and municipal obligations	7,144	7,144	7,144	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,433	48,698	48,698	—	—

Total restricted funds held in trust:	232,992	233,245	233,245	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	21,721	21,721	21,721	—	—
Money market funds (c)	10,876	10,876	10,876	—	—
U.S. Treasury/Agency obligations (c)	499	499	499	—	—
Residential mortgage-backed securities (c)	1,382	1,382	1,382	—	—
Other government obligations (c)	991	991	991	—	—
Corporate investments (c)	509	509	509	—	—

Total restricted funds other:	35,978	35,978	35,978	—	—
Investments:
Mutual and bond funds (b)	2,328	2,602	2,602	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	6,069	6,069	6,069	—	—
Residential mortgage-backed securities (d)	4,470	4,470	4,470	—	—
Other government obligations (d)	2,375	2,375	2,375	—	—
Corporate investments (d)	16,108	16,108	16,108	—	—
Equity securities (c)	1,284	1,284	1,284	—	—

Total investments:	32,634	32,908	32,908	—	—
Derivative Asset — Note Hedge	112,400	112,400	—	112,400	—

Total assets:	$540,443	$540,970	$428,570	$112,400	$—

Liabilities:
Derivative Liability — Energy Hedges	$436	$436	$—	$436	$—
Derivative Liability — Cash Conversion Option	115,994	115,994	—	115,994	—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$116,430	$116,430	$—	$116,430	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables (e)	$292,752	$292,752
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,448,417	$1,497,208
Project debt	$803,303	$823,310

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $24.9 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of March 31, 2011				As of December 31, 2010
	Cost or				Cost or
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities — insurance business	993	373	11	1,355	993	302	11	1,284

Total current investments	$993	$373	$11	$1,355	$993	$302	$11	$1,284

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$306	$—	$6	$300	$307	$—	$4	$303
U.S. government agencies	5,470	51	24	5,497	5,713	72	19	5,766
Residential mortgage-backed securities	5,751	84	43	5,792	4,417	92	39	4,470
Other government obligations	4,444	141	101	4,484	2,331	87	43	2,375
Corporate investments	12,140	472	16	12,596	15,769	454	115	16,108

Total fixed maturities — insurance business	28,111	748	190	28,669	28,537	705	220	29,022
Mutual and bond funds	1,972	—	49	1,923	2,328	274	—	2,602

Total noncurrent investments	$30,083	$748	$239	$30,592	$30,865	$979	$220	$31,624

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$2,584	$30	$1,215	$23
Federal agency mortgage-backed securities	3,665	43	2,070	39
Other government obligations	2,502	101	936	43
Corporate bonds	2,091	16	3,266	115

Total fixed maturities	10,842	190	7,487	220
Equity securities	143	11	167	11

Total temporarily impaired investments	$10,985	$201	$7,654	$231

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 6, 6, 6, and 7, respectively. As of March 31, 2011, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 20.2%, and 15.4% of the total fixed maturities as of March 31, 2011 and December 31, 2010, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of March 31, 2011
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$5,824	$5,860
Over one year to five years	17,465	18,086
Over five years to ten years	4,822	4,723
More than ten years	—	—

Total fixed maturities	$28,111	$28,669

The following reflects the change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Fixed maturities, net	$73	$1
Equity securities, net	72	26
Mutual and bond funds	(49)	129

Change in net unrealized gain on available-for-sale securities	96	156
Money market funds — restricted	5	20

Change in net unrealized gain on securities	$101	$176

The components of net unrealized gain on securities consist of the following (in thousands):

	For the Three
	Months
	Ended March 31,
	2011	2010

Net unrealized holding gain arising during the period	$96	$156
Reclassification adjustment for net realized losses included in net income	—	—

Net unrealized gain on available-for-sale securities	96	156
Net unrealized holding gain arising during the period — restricted	5	20

Net unrealized gain on securities	$101	$176

NOTE 13.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$103,163	$112,400
Liability Derivatives:
Cash Conversion Option	Long-term debt	$105,482	$115,994
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

		Amount of Gain or (Loss)
		Recognized In Income
		on Derivative
Effect on Income of	Location of Gain or (Loss)	For the Three Months Ended
Derivative Instruments Not Designated	Recognized in Income on	March 31,
As Hedging Instruments	Derivatives	2011	2010
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(9,237)	$(36,896)
Cash Conversion Option	Non-cash convertible debt related expense	10,512	38,818
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—

Effect on income of derivative instruments not designated as hedging instruments		$1,275	$1,922

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

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit valuation adjustment related to the Note Hedge. Our most significant credit exposure arises from the Note Hedge. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. For specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period would not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of March 31, 2011. For specific criteria related to the contingent interest features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of March 31, 2011, the fair value of the energy derivatives of $0.6 million, pre-tax, was recorded as a current liability and as a component of AOCI.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, we may be exposed to joint and several liabilities for remedial action or damages. Our liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of our responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, we believe that the following proceedings will not have a material adverse effect on our condensed consolidated financial position or results of operations.

Wallingford Matter. In 2010, compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Environmental Protection (“CTDEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the compliance stack testing. We are working cooperatively with the CTDEP and AG to reach agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance. It is not possible at this time to predict the outcome or to estimate our ultimate liability in the matter; however, we believe this proceeding and related suspension in operation will not have a material adverse effect on our condensed consolidated financial position or results of operations.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Matters

Other commitments as of March 31, 2011 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$286,239	$8,270	$277,969
Surety bonds	85,889	—	85,889

Total other commitments — net	$372,128	$8,270	$363,858

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

The surety bonds listed on the table above relate primarily to performance obligations ($74.8 million) and support for closure obligations of various energy projects when such projects cease operating ($11.1 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, the 7.25% Notes and the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Concluded)

claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

NOTE 15.	SUBSEQUENT EVENT

On April 13, 2011, we signed an agreement with Samayanallur Power Investments Private Limited (“SPI”) to sell our interests in the 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets being sold include our entire interest in Covanta Madurai Operating Private Limited, which provides operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. This transaction is expected to close in the next several months, subject to customary approvals and closing conditions and to SPI’s obtaining financing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2011 and our results of operations for the three months ended March 31, 2011, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010 (“Form 10-K”), to which the reader is directed for additional information.

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

We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 18 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and independent power production (“IPP”) facilities in Asia. We also operate waste management infrastructure that is complementary to our core EfW business. We have one reportable segment which is Americas and we are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services.

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

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During the first quarter of 2011, we completed the sale of our interests in a 510 megawatt (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”) and we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti”). In April 2011, we signed an agreement to sell our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. For additional information, see Assets Held for Sale below.

We plan to allocate capital to maximize shareholder value by investing in high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders. On March 14, 2011, the Board of Directors approved a regular cash dividend of $0.075 per share. The dividend was paid on April 12, 2011 to stockholders of record as of the close of business on March 30, 2011. On March 14, 2011, the Board of Directors approved an additional $50 million of share repurchase authorization, bringing the total authorized amount to $200 million. During the three months ended March 31, 2011, we repurchased 3.2 million shares of our common stock at a weighted average cost of $16.84 per share for an aggregate amount of approximately $54.4 million. For additional information, see Liquidity and Capital Resources below.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Maximize the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuing to operate at our historic production levels, maintaining our facilities in optimal condition through our ongoing maintenance programs, managing our expenses, extending or replacing waste and service contracts upon their expiration, seeking incremental revenue opportunities with our existing assets, relationships or technologies and expanding facility capacity where appropriate.

•	Grow in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the U.S., Canada and Europe, which we consider to be our core markets. We believe that there are numerous attractive opportunities in the United Kingdom in particular, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the EU Landfill Directive.

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

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. However, the downturn in economic activity has reduced waste generation rates in the northeast U.S. which subsequently caused market waste disposal prices to modestly decline. Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities has been materially affected by economic activity. Pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010 and 2011.

At the same time, the declines in U.S. natural gas prices have pushed electricity and steam pricing lower generally, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. During 2011, pricing for energy has modestly increased.

The downturn in economic activity has also affected many municipalities and public authorities, some of which are our customers. Many local and central governments are seeking to reduce expenses in order to address declining tax revenues. We work closely with these municipal customers, with many of whom we’ve shared a long-term relationship, to effectively counter some of these economic challenges.

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

Business Segment

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada.

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

Contract Structures

We currently operate energy-from-waste projects in 16 states and Canada. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client.

•	For the energy-from-waste projects we own, financing is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. For these facilities, the bond proceeds are loaned to us to pay for facility construction and to fund a debt service reserve for the project, which is generally sufficient to pay principal and interest for one year. Project-related debt is included as “project debt” and the debt service reserves are included as “restricted funds held in trust” in our condensed consolidated financial statements. Generally, project debt is secured by the project’s revenue, contracts and other assets of our project subsidiary.

•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Client communities have consistently met their commitment to deliver the stated quantity of waste. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances without cause.

•	Our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

•	We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. During 2011, pricing for energy has modestly increased. Similarly, pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010 and 2011. At some of our renewable energy projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk.

•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers.

Contracted and Merchant Capacity

Our service and waste disposal agreements, as well as our energy contracts, expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. We will also seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As our service and waste disposal agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. We may enter into contractual arrangements that will mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques.

To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See Growth and Development discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability for the next several years.

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

In conjunction with our U.S. energy-from-waste business, we also own and/or operate 13 transfer stations, two ashfills and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer station facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.

Growth and Development

We are focusing our efforts on operating our existing business and pursuing strategic growth opportunities through development and acquisitions with the goal of maximizing long-term stockholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

The following is a discussion of acquisitions and business development for 2011 and 2010. See Item 1. Financial Statements — Note 3. Acquisitions and Business Development for additional information.

CONTRACT EXTENSIONS

Fairfax County Energy-from-Waste Facility

In August 2010, the service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the 5 year extension period. In March 2011, the County announced its desire to proceed to negotiate a long term extension to the contract rather than exercise a fair market value purchase option it holds under the existing agreement. The parties are currently working to complete the contract extension.

ACQUISITIONS

Dade Energy-from-Waste Business

In February 2010, we completed a transaction with Veolia Environmental Services North America Corp. (“Veolia”) in which we paid cash consideration of $128.3 million for an energy-from-waste business located in Florida. The operations acquired included a long-term operating contract with the respective municipal client.

PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Americas

Durham-York Energy-from-Waste Facility

In 2009, we were selected as the preferred vendor for the design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. After receiving the Environmental Assessment from the Provincial Ministry of the Environment, we executed a project agreement with the Regions of Durham and York to design, build and operate the facility which will process waste from these Regions. The fixed construction contract price for the project is approximately C$247 million. The project will be funded and owned by the Durham and York Regions. Covanta is in the process of obtaining the required permits and authorizations, and construction is expected to commence late in 2011 after these final authorizations are received. After successful construction, we will operate the facility under a 20 year contract.

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tons per day (“tpd”) to 3,060 tpd and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which is funded and owned by the City and County of Honolulu. Construction commenced at the end of 2009.

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

During the first quarter of 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti”) and we completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. We received a combined total of cash proceeds of approximately $225 million, net of transaction costs.

In April 2011, we signed an agreement with Samayanallur Power Investments Private Limited (“SPI”) to sell our interests in the 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets being sold include our entire interest in Covanta Madurai Operating Private Limited, which provides operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. This transaction is expected to close in the next several months, subject to customary approvals and closing conditions and to SPI’s obtaining financing.

The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale”. The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation. See Item 8. Financial Statements And Supplementary Data — Note 4. Assets Held for Sale and Dispositions for additional information.

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

RESULTS OF OPERATIONS — Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2011	2010	2011 vs 2010
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$376,770	$367,693	$9,077
Total operating expenses	378,412	372,074	6,338

Operating loss	(1,642)	(4,381)	(2,739)

Other income (expense):
Investment income	261	223	38
Interest expense	(16,761)	(10,586)	6,175
Non-cash convertible debt related expense	(5,160)	(8,247)	(3,087)
Loss on extinguishment of debt	(356)	—	356

Total other expenses	(22,016)	(18,610)	3,406

Loss from continuing operations before income tax benefit and equity in net income (loss) from unconsolidated investments	(23,658)	(22,991)	667
Income tax benefit	9,986	9,882	104
Equity in net income (loss) from unconsolidated investments	123	(1,342)	1,465

Loss from continuing operations	(13,549)	(14,451)	(902)
Income from discontinued operations (including net gain on disposal of assets held for sale of $135,601 in 2011), net of taxes of $2,193 and $2,007, respectively	148,942	9,718	139,224

NET INCOME (LOSS)	135,393	(4,733)	140,126

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(92)	(1,562)	(1,470)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(1,808)	(938)	870

Total Net income attributable to noncontrolling interests in subsidiaries	(1,900)	(2,500)	(600)

NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$133,493	$(7,233)	140,726

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(13,641)	$(16,013)	2,372
Discontinued operations, net of tax expense	147,134	8,780	138,354

Covanta Holding Corporation	$133,493	$(7,233)	140,726

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2011	2010	2011 vs 2010
	(Unaudited, in thousands)

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$(0.09)	$(0.10)	0. 01
Discontinued operations	1.00	0.05	0. 95

Covanta Holding Corporation	$0.91	$(0.05)	0. 96

Weighted Average Shares	146,859	153,894	(7,035)

Diluted:
Continuing operations	$(0.09)	$(0.10)	0. 01
Discontinued operations	1.00	0.05	0. 95

Covanta Holding Corporation	$0.91	$(0.05)	0. 96

Weighted Average Shares	146,859	153,894	(7,035)

Cash Dividend Declared Per Share	$0.075	$—	0.075

Adjusted Earnings Per Share – Non-GAAP: (A)	$(0.10)	$(0.11)	0.01

(A)	See Supplementary Financial Information — Adjusted Earnings Per Share (Non-GAAP Discussion)

The following general discussions should be read in conjunction with the above table, the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2011 vs. Results for the Three Months Ended March 31, 2010

Operating revenues increased by $9.1 million primarily due to increased recycled metal revenues due to higher market prices; improved revenues from service fee contract escalations; a full quarter operating the Dade facility; and increased construction revenue due to the Honolulu expansion project. These increases were offset by the impact of lower electricity and steam sales due to lower pricing and lower production related to some biomass facilities being economically dispatched off-line.

Operating expenses increased by $6.3 million primarily due to normal cost escalations, a full quarter operating the Dade facility, higher fuel related costs and increased construction expense related to the Honolulu expansion project. These increases were partially offset by lower costs related to some biomass facilities being economically dispatched off-line and higher alternative fuel tax credits.

Operating loss decreased by $2.7 million primarily due to higher recycled metal revenues.

Interest expense increased by $6.2 million primarily due to the issuance of the 7.25% Senior Notes which were issued in December 2010, offset by lower interest expense for the Debentures, the majority of which were tendered during the fourth quarter of 2010. Non-cash convertible debt related expense decreased by $3.1 million primarily due to lower amortization of the debt discount for the Debentures and the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.

The income tax benefit was flat for the comparative period which is reflective of the minimal change in pre-tax loss from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 42.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 42.2% and 43.0% for the three months ended March 31, 2011 and 2010, respectively.

On March 14, 2011, the Board of Directors approved a regular cash dividend of $0.075 per share. The dividend was paid on April 12, 2011 to stockholders of record as of the close of business on March 30, 2011. On March 14, 2011, the Board of Directors approved an additional $50 million of share repurchase authorization, bringing the total authorized amount to

$200 million. During the three months ended March 31, 2011, we repurchased 3.2 million shares of our common stock at a weighted average cost of $16.84 per share for an aggregate amount of approximately $54.4 million. For additional information, see Liquidity below.

Americas Segment Results of Operations — Comparison of Results for the Three Months Ended March 31, 2011 vs. Results for the Three Months Ended March 31, 2010

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2011	2010	2011 vs 2010
	(Unaudited, in thousands)

Waste and service revenues	$250,917	$241,063	$9,854
Electricity and steam sales	88,431	95,409	(6,978)
Other operating revenues	27,213	20,815	6,398

Total operating revenues	366,561	357,287	9,274

Plant operating expenses	263,709	257,182	6,527
Other operating expenses	23,425	20,614	2,811
General and administrative expenses	18,025	19,461	(1,436)
Depreciation and amortization expense	46,907	48,021	(1,114)
Net interest expense on project debt	7,963	10,282	(2,319)

Total operating expenses	360,029	355,560	4,469

Operating income	$6,532	$1,727	4,805

Operating Revenues

Operating revenues for the Americas segment increased by $9.3 million.

•	Revenues increased by $5.9 million primarily due to increases in service fee contract escalations, a full quarter operating the Dade facility and tip fee price increases.
•	Recycled metal revenues increased by $4.0 million primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2011		2010	2009

March 31,		$16.6	$12.6	$5.2
June 30,		—	14.8	5.8
September 30,		—	13.3	9.1
December 31,		—	13.9	9.1

Total for the Year Ended December 31,	$	N/A	$54.6	$29.2

•	Electricity and steam sales decreased by $7.0 million due to lower production of which $5 million related to economically dispatching some of our biomass facilities and lower pricing.
•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion project.

Operating Expenses

Plant operating expenses increased by $6.5 million primarily due to normal cost escalations, a full quarter operating the Dade facility and higher fuel related costs, partially offset by lower costs of which $5 million related to some biomass facilities being economically dispatched off-line and higher alternative fuel tax credits.

Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion project.

General and administrative expenses decreased primarily due to lower growth spending.

Net interest expense on project debt decreased due to lower project debt balances.

Operating Income

Operating income increased by $4.8 million primarily due to higher recycled metal revenues.

Supplementary Financial Information — Adjusted Earnings Per Share (“Adjusted EPS”) (Non-GAAP Discussion)

We use a number of different financial measures, both United States generally accepted accounting principles (“GAAP”) and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EPS, which is a non-GAAP measure as defined by the Securities and Exchange Commission (“SEC”). The non-GAAP financial measure of Adjusted EPS is not intended as a substitute or as an alternative to diluted earnings (loss) per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes.

Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings (loss) per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include write-down of assets, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.

We use the non-GAAP measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2011 and 2010, reconciled for each such period to diluted earnings (loss) per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in thousands, except per share amounts and percentages):

	Three Months Ended
	March 31,
	2011	2010

Diluted Loss Per Share from Continuing Operations	$ (0.09)	$(0.10)
Reconciling Items (A)	(0.01)	(0.01)

Adjusted EPS	$(0.10)	$(0.11)

(A)  Additional information is provided in the Reconciling Items table below.

	Three Months Ended
	March 31,
Reconciling Items	2011	2010
Loss on extinguishment of debt	$356	$—
Effect on income of derivative instruments not designated as hedging instruments	(1,275)	(1,923)
Transaction-related costs	—	235

Total reconciling items, pre-tax	(919)	(1,688)
Income tax impact	372	633
Grantor trust activity	(522)	(410)

Total reconciling items, net of tax	$(1,069)	$(1,465)

Diluted Loss Per Share Impact	$(0.01)	$(0.01)

Weighted Average Diluted Shares Outstanding	146,859	153,894

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP measure as defined by the SEC. This non-GAAP financial measure is described below, and is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with

GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, through which we conduct our core waste and energy services business, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2011. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2011 and 2010, reconciled for each such period to net loss from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations - Adjusted EBITDA (in thousands):

	For the
	Three Months Ended
	March 31,
	2011	2010
Net Loss Attributable to Covanta Holding Corporation – Continuing Operations	$(13,641)	$(16,013)
Depreciation and amortization expense	47,365	48,438
Debt service:
Net interest expense on project debt	7,963	10,282
Interest expense	16,761	10,586
Non-cash convertible debt related expense	5,160	8,247
Investment income	(261)	(223)

Subtotal debt service	29,623	28,892
Income tax benefit	(9,986)	(9,882)
Net income attributable to noncontrolling interests in subsidiaries	92	1,562
Loss on extinguishment of debt	356	—
Other adjustments:
Debt service billing in excess of revenue recognized (A)	11,265	10,803
Non-cash compensation expense	4,569	3,500
Transaction-related costs (B)	—	235
Other non-cash expenses (C)	1,639	1,137

Subtotal other adjustments	17,473	15,675
Total adjustments	84,923	84,685

Continuing Operations - Adjusted EBITDA	$71,282	$68,672

(A)	Formally labeled “Decrease in Unbilled Service Receivables”. This amount represents a true-up between (a) revenue recognized in the period for client payments of project debt principal under service fee contract structures, which is accounted for on a straight-line basis over the term of the project debt, and (b) actual billings to clients for debt principal payments in the period. As result of this adjustment, Adjusted EBITDA reflects the actual amounts billed to clients for debt service principal, not the straight-lined revenue as recognized.

(B)	In 2010, this amount relates primarily to transaction costs associated with the acquisition of Veolia energy-from-waste businesses.

(C)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash flow provided by operating activities from continuing operations	$93,448	$115,679

Debt service	29,623	28,892

Change in working capital	(71,186)	(88,767)
Change in restricted funds held in trust	14,748	12,027
Non-cash convertible debt related expense	(5,160)	(8,247)
Amortization of debt premium and deferred financing costs	(134)	169
Equity in net income from unconsolidated investments	123	(1,342)
Dividends from unconsolidated investments	(4,410)	(447)
Current tax provision	(534)	(1,341)
Other	14,764	12,049

Sub-total:	(51,789)	(75,899)

Continuing Operations - Adjusted EBITDA	$71,282	$68,672

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of March 31, 2011, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $326.6 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, we had restricted cash of $204.3 million, of which $111.2 million was designated for future payment of project debt principal.

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

On March 14, 2011, the Board of Directors approved a regular cash dividend of $0.075 per share. The dividend was paid on April 12, 2011 to stockholders of record as of the close of business on March 30, 2011. In addition, pursuant to our Equity Plan, holders of unvested shares of restricted stock received a dividend in the form of additional restricted stock awards with the same vesting conditions as the underlying shares of restricted stock to which they relate.

On March 14, 2011, the Board of Directors approved an additional $50 million of share repurchase authorization, bringing the total authorized amount to $200 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the three months ended March 31, 2011, we repurchased 3.2 million shares of our common stock at a weighted average cost of $16.84 per share for an aggregate amount of approximately $54.4 million. As of March 31, 2011, the amount remaining under our currently authorized share repurchase program was $50.4 million.

Sources and Uses of Cash Flow from Continuing Operations for the Three Months Ended March 31, 2011 and 2010:

	Three Months		Increase
	Ended March 31,		(Decrease)
	2011	2010	2011 vs 2010
	(Unaudited, in thousands)
Net cash provided by operating activities	$93,448	$115,679	$(22,231)
Net cash used in investing activities	(33,836)	(184,193)	(150,357)
Net cash used in financing activities	(93,960)	(32,695)	61,265
Effect of exchange rate changes on cash and cash equivalents	1,506	(331)	1,837

Net decrease in cash and cash equivalents	$(32,842)	$(101,540)	(68,698)

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2011 was $93.4 million, a decrease of $22.2 million from the prior year period. The decrease was primarily due to the timing of working capital.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2011 was $33.8 million, a decrease of $150.4 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $128.3 million related to the acquisition of the Dade energy-from-waste facility in the first quarter of 2010.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2011 was $94.0 million, a net change of $61.3 million. Net cash used in financing activities from continuing operations for the three months ended March 31, 2011 was primarily due to the repurchase of common stock of $54.4 million and $5.9 million paid to purchase outstanding Debentures in connection with the tender offer.

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

We use the non-GAAP measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities from continuing operations less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use the non-GAAP measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our businesses, such as amounts available to make acquisitions, invest in construction of new projects or make principal payments on debt. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2011 and 2010, reconciled for each such periods to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash flow provided by operating activities of continuing operations	$93,448	$115,679
Less: Maintenance capital expenditures (A)	(27,197)	(32,539)

Continuing Operations Free Cash Flow	$66,251	$83,140

Uses of Continuing Operations Free Cash Flow
Free Cash Flow (Continuing Operations)	$66,251	$83,140
Net cash used for scheduled principal payments of project debt (B)	(30,812)	(31,724)
Net cash used for scheduled principal payments of long-term debt	(1,695)	(1,857)
Distributions to partners of noncontrolling interests in subsidiaries	(1,534)	(1,402)

Free cash flow available after scheduled payments:	$32,210	$48,157

Other Sources and Uses Cash
Investments:
Acquisition of businesses, net of cash acquired	$—	$(128,254)
Non-maintenance capital expenditures	(11,095)	(5,378)
Acquisition of noncontrolling interests in subsidiary	—	(2,000)
Other investment activities, net (C)	4,456	(16,021)

Total investments	$(6,639)	$(151,653)

Return of capital to stockholders:
Common stock repurchased	$(54,371)	$—

Total return of capital to stockholders	$(54,371)	$—

Capital raising activities:
Net proceeds from issuance of project debt	$2,169	$—
Other financing activities, net	(1,741)	5,487

Net proceeds from capital raising activities	$428	$5,487

Optional debt repayments:
Optional repayment of corporate debt	$(5,883)	$—
Fees incurred for debt redemption	(93)	—

Total optional debt repayments	$(5,976)	$—

Short-term borrowing activities:
Financing of insurance premiums, net	$—	$(3,200)

Short-term borrowing activities, net	$—	$(3,200)

Effect of exchange rate changes on cash and cash equivalents	$1,506	$(331)

Net change in cash and cash equivalents from continuing operations	$(32,842)	$(101,540)

(A)	Purchases of property, plant and equipment is also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

Maintenance capital expenditures	$(27,197)	$(32,539)
Capital expenditures associated with project construction/development	(2,682)	(2,862)
Capital expenditures associated with technology development	(2,150)	(1,720)
Capital expenditures - other	(6,263)	(796)

Total purchases of property, plant and equipment	$(38,292)	$(37,917)

(B)	Calculated as follows:

	Three Months Ended
	March 31,
	2011	2010
Total principal payments on project debt	$(74,471)	$(43,107)
Decrease in related restricted funds held in trust	43,659	11,383

Net cash used for principal payments on project debt	$(30,812)	$(31,724)

(C)	For the three months ended March 31, 2011 and 2010, other investing activities was primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2011, we had unrestricted cash and cash equivalents of $326.6 million (of which approximately $290.4 million and $8.8 million was held by our international and insurance subsidiaries, respectively). Of the cash balance held internationally, we plan to repatriate at least $100 million in a tax efficient manner and hold remaining funds off-shore with the intention of reinvesting them into the international business.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of March 31, 2011, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	March 31, 2011	March 31, 2011

Revolving Credit Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$286,239	$33,761

(1)	Up to $200 million of which may be utilized for letters of credit.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 12. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K. As of March 31, 2011, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred in 2011 to maintain existing operating businesses is approximately $230 million as of March 31, 2011.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2011	2010
7.25% Senior Notes due 2020	$400,000	$400,000

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to Cash Convertible Senior Notes	(85,552)	(91,212)
Cash conversion option derivative at fair value	105,482	115,994

3.25% Cash Convertible Senior Notes, net	479,930	484,782

1.00% Senior Convertible Debentures due 2027	51,362	57,289
Debt discount related to Convertible Debentures	(2,588)	(3,720)

1.00% Senior Convertible Debentures, net	48,774	53,569

Term Loan Facility due 2014	624,000	625,625
Other long-term debt	364	435

Total	1,553,068	1,564,411
Less: current portion	(55,489)	(6,710)

Total long-term debt	$1,497,579	$1,557,701

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.90 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 13. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the three months ended March 31, 2011, an additional $5.9 million of the Debentures were purchased for which we recorded a loss on extinguishment of debt of $0.4 million, pre-tax. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered. As of March 31, 2011, there were $51.4 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following termination or expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of Debentures, (which represents a conversion price of approximately $25.65 per share) or 2,002,517 issuable shares. As of March 31, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Item 1. Financial Statements — Note 13. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of March 31, 2011 aggregated to $208.5 million.

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

	As of
	March 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$38,733	$72,446	$84,569	$72,396
Debt service funds - interest	7,229	—	5,769	—

Total debt service funds	45,962	72,446	90,338	72,396
Revenue funds	24,844	—	17,522	—
Other funds	25,941	35,134	17,708	35,028

Total	$96,747	$107,580	$125,568	$107,424

Of the $204.3 million in total restricted funds as of March 31, 2011, approximately $111.2 million was designated for future payment of project debt principal.

Capital Requirements

Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

Other Commitments

Other commitments as of March 31, 2011 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year
Letters of credit	$286,239	$8,270	$277,969
Surety bonds	85,889	—	85,889

Total other commitments — net	$372,128	$8,270	$363,858

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to our projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

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

The surety bonds listed on the table above relate primarily to performance obligations ($74.8 million) and support for closure obligations of various energy projects when such projects cease operating ($11.1 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2010.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2011 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes during the three months ended March 31, 2011 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of March 31, 2011, refer to Item 1. Financial Statements — Note 12. Financial Instruments and Note 13. Derivative Instruments.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: April 20, 2011