Form 10-Q
period 2011-06-30
COVANTA HOLDING CORP
filed 2011-07-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at July 14, 2011

Common Stock, $0.10 par value	142,906,190 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$276,345	$267,786	$527,441	$509,007
Electricity and steam sales	97,803	99,643	192,135	200,566
Other operating revenues	37,387	25,948	68,729	51,497

Total operating revenues	411,535	393,377	788,305	761,070

OPERATING EXPENSES:
Plant operating expenses	247,740	233,526	518,988	497,162
Other operating expenses	31,083	25,148	58,416	48,676
General and administrative expenses	25,274	28,197	49,777	54,387
Depreciation and amortization expense	47,215	46,398	94,580	94,836
Net interest expense on project debt	7,862	9,812	15,825	20,094

Total operating expenses	359,174	343,081	737,586	715,155

Operating income	52,361	50,296	50,719	45,915

Other income (expense):
Investment income	118	173	379	396
Interest expense	(16,811)	(10,693)	(33,572)	(21,279)
Non-cash convertible debt related expense	(6,425)	(11,734)	(11,585)	(19,981)
Other expenses, net	(2,778)	—	(3,134)	—

Total other expenses	(25,896)	(22,254)	(47,912)	(40,864)

Income from continuing operations before income tax expense and equity in net income (loss) from unconsolidated investments	26,465	28,042	2,807	5,051
Income tax expense	(10,564)	(12,889)	(578)	(3,007)
Equity in net income (loss) from unconsolidated investments	1,850	1,099	1,973	(243)

Income from continuing operations	17,751	16,252	4,202	1,801
Income from discontinued operations, net of income tax expense of $913, $1,919, $3,106 and $3,926, respectively	1,924	11,022	150,866	20,740

NET INCOME	19,675	27,274	155,068	22,541

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(809)	(773)	(901)	(2,335)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(726)	(712)	(2,534)	(1,650)

Net income attributable to noncontrolling interests in subsidiaries	(1,535)	(1,485)	(3,435)	(3,985)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$18,140	$25,789	$151,633	$18,556

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$16,942	$15,479	$3,301	$(534)
Discontinued operations	1,198	10,310	148,332	19,090

Net Income Attributable to Covanta Holding Corporation	$18,140	$25,789	$151,633	$18,556

Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$0.12	$0.10	$0.02	$0.00
Discontinued operations	0.01	0.07	1.02	0.12

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12

Weighted Average Shares	143,970	154,377	145,415	154,139

Diluted
Continuing operations	$0.12	$0.10	$0.02	$0.00
Discontinued operations	0.01	0.07	1.02	0.12

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12

Weighted Average Shares	144,938	155,026	146,323	154,139

Cash Dividend Declared Per Share:	$0.075	$1.50	$0.15	$1.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$235,061	$126,439
Restricted funds held in trust	110,574	125,568
Receivables (less allowances of $3,938 and $3,192, respectively)	251,321	271,549
Unbilled service receivables	17,563	23,080
Deferred income taxes	35,401	27,459
Prepaid expenses and other current assets	117,850	110,071
Assets held for sale	81,277	190,957

Total Current Assets	849,047	875,123
Property, plant and equipment, net	2,460,837	2,478,019
Investments in fixed maturities at market (cost: $26,761 and $28,537, respectively)	27,534	29,022
Restricted funds held in trust	108,387	107,424
Unbilled service receivables	27,891	31,804
Waste, service and energy contracts, net	453,882	472,190
Other intangible assets, net	76,218	78,892
Goodwill	237,510	230,020
Investments in investees and joint ventures	43,105	45,742
Other assets	325,272	328,066

Total Assets	$4,609,683	$4,676,302

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$56,041	$6,710
Current portion of project debt	98,634	141,515
Accounts payable	26,795	23,033
Deferred revenue	83,970	71,503
Accrued expenses and other current liabilities	205,525	186,395
Liabilities held for sale	18,947	34,266

Total Current Liabilities	489,912	463,422
Long-term debt	1,486,978	1,557,701
Project debt	635,351	661,788
Deferred income taxes	612,633	604,501
Waste and service contracts	82,429	88,632
Other liabilities	142,038	139,799

Total Liabilities	3,449,341	3,515,843

Commitments and Contingencies (Note 13)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 157,658 and 156,847 shares; outstanding 143,011 and 149,891 shares)	15,766	15,685
Additional paid-in capital	857,619	893,373
Accumulated other comprehensive income	13,507	5,233
Accumulated earnings	260,174	214,091
Treasury stock, at par	(1,465)	(696)

Total Covanta Holding Corporation stockholders’ equity	1,145,601	1,127,686

Noncontrolling interests in subsidiaries	14,741	32,773

Total Equity	1,160,342	1,160,459

Total Liabilities and Equity	$4,609,683	$4,676,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$155,068	$22,541
Less: Income from discontinued operations, net of tax expense	150,866	20,740

Income from continuing operations	4,202	1,801

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	94,580	94,836
Amortization of long-term debt deferred financing costs	2,869	3,364
Amortization of debt premium and discount	(2,535)	(3,724)
Loss on extinguishment of debt	362	—
Non-cash convertible debt related expense	11,585	19,981
Stock-based compensation expense	8,987	9,421
Equity in net (income) loss from unconsolidated investments	(1,973)	243
Dividends from unconsolidated investments	4,581	1,783
Deferred income taxes	(1,856)	5,147
Other, net	3,123	4,367
Change in restricted funds held in trust	(9,449)	(1,116)
Change in working capital, net of effects of acquisitions	41,806	53,864

Total adjustments for continuing operations	152,080	188,166

Net cash provided by operating activities from continuing operations	156,282	189,967
Net cash (used in) provided by operating activities from discontinued operations	(4,503)	18,964

Net cash provided by operating activities	151,779	208,931

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	9,641	4,803
Purchase of investment securities	(7,847)	(8,241)
Purchase of property, plant and equipment	(67,737)	(64,460)
Acquisition of noncontrolling interests in subsidiaries	—	(2,000)
Acquisition of businesses, net of cash acquired	(9,500)	(128,366)
Loan issued for the Harrisburg EfW facility to fund certain facility improvements, net of repayments	—	(400)
Acquisition of land use rights	(8,181)	(15,098)
Other, net	(4,988)	(12,550)

Net cash used in investing activities from continuing operations	(88,612)	(226,312)
Net cash provided by (used in) investing activities from discontinued operations	219,296	(80)

Net cash provided by (used in) investing activities	130,684	(226,392)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(9,436)	(3,268)
Principal payments on project debt	(76,913)	(95,449)
Proceeds from borrowings on project debt	8,698	2,661
Change in restricted funds held in trust	23,831	(16,027)
Proceeds from the exercise of options for common stock, net	403	703
Cash dividends paid to stockholders	(11,026)	—
Common stock repurchased	(123,100)	—
Distributions to partners of noncontrolling interests in subsidiaries	(3,068)	(2,690)
Other, net	(2,835)	5,559

Net cash used in financing activities from continuing operations	(193,446)	(108,511)
Net cash provided by (used in) financing activities from discontinued operations	14,638	(19,829)

Net cash used in financing activities	(178,808)	(128,340)

Effect of exchange rate changes on cash and cash equivalents	1,383	(2,556)

Net increase (decrease) in cash and cash equivalents	105,038	(148,357)
Cash and cash equivalents at beginning of period	140,646	433,683

Cash and cash equivalents at end of period	245,684	285,326
Less: Cash and cash equivalents of discontinued operations at end of period	10,623	14,717

Cash and cash equivalents of continuing operations at end of period	$235,061	$270,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2010	156,847	$15,685	$893,373	$5,233	$214,091	6,956	$(696)	$32,773	$1,160,459
Stock-based compensation expense			8,987						8,987
Deferred tax adjustment on stock-based compensation			(1,464)						(1,464)
Dividends declared					(21,835)				(21,835)
Common stock repurchased			(43,114)		(80,505)	7,449	(745)		(124,364)
Repurchase of equity related to Debenture tender offer			(71)						(71)
Unvested restricted shares forfeited			2			25	(2)		—
Exercise of options to purchase common stock	68	7	396						403
Shares issued in non-vested stock award	743	74	(74)						—
Dividends for vested stock awards			821		(821)				—
Shares repurchased for tax withholdings for vested stock awards			(1,237)		(2,389)	217	(22)		(3,648)
Elimination due to sale of controlling interests in subsidiaries								(18,274)	(18,274)
Distributions to partners of noncontrolling interests in subsidiaries								(3,068)	(3,068)
Comprehensive income, net of income taxes:
Net income					151,633			3,435	155,068
Foreign currency translation				8,332				(125)	8,207
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $131				(200)					(200)
Net unrealized loss on derivatives, net of income tax benefit of $146				(223)					(223)
Net unrealized gain on securities, net of income tax expense of $240				365					365

Total comprehensive income				8,274	151,633			3,310	163,217

Balance as of June 30, 2011	157,658	$15,766	$857,619	$13,507	$260,174	14,647	$(1,465)	$14,741	$1,160,342

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2009	155,615	$15,562	$916,423	$7,443	$443,646	679	$(68)	$34,163	$1,417,169
Stock-based compensation expense			9,421						9,421
Cash dividend declared					(232,671)				(232,671)
Unvested restricted shares forfeited			9			88	(9)		—
Exercise of options to purchase common stock	95	10	694						704
Shares issued in non-vested stock award	786	78	(78)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Distributions to partners of noncontrolling interests in subsidiaries								(5,673)	(5,673)
Comprehensive income, net of income taxes:
Net income					18,556			3,985	22,541
Foreign currency translation				(9,864)				159	(9,705)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $58				(147)					(147)
Net unrealized gain on securities, net of income tax expense of $31				78					78

Total comprehensive (loss) income				(9,933)	18,556			4,144	12,767

Balance as of June 30, 2010	156,496	$15,650	$925,185	$(2,490)	$229,531	767	$(77)	$31,918	$1,199,717

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

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. For additional information, see Note 5. Financial Information by Business Segments.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During the first quarter of 2011, we completed the sale of our interests in a 510 megawatt (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”) and we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti”). In April 2011, we signed an agreement to sell our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility, also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. See Note 3. Assets Held for Sale and Dispositions for additional information.

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

Reclassifications

As more fully described in Note 3. Assets Held for Sale and Dispositions, during the fourth quarter of 2010, the operations of our fossil fuel independent power production facilities held for sale met the criteria to be classified as discontinued operations. The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

“Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to amendments to disclosures about fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. We are required to adopt this standard for the first quarter of 2012. Early adoption is not permitted. We do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all other comprehensive income changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. We are required to adopt this standard for the first quarter of 2012, however early adoption is permitted. The amendments should be applied retrospectively. We are currently evaluating the presentational changes to our condensed consolidated financial statements required by this guidance.

NOTE 3. ASSETS HELD FOR SALE AND DISPOSITIONS

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

During the second quarter of 2011, we signed an agreement with Samayanallur Power Investments Private Limited (“SPI”) to sell our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets being sold include our entire interest in Covanta Madurai Operating Private Limited, which provides operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. The project sells electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements and TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. This transaction is expected to close during 2011, and is subject to customary approvals and closing conditions and to SPI’s obtaining financing.

The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

The following table summarizes the operating results of the discontinued operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$22,715	$41,833	$68,885	$90,935
Operating expenses, including net gain on disposal of assets held for sale and loss on assets held for sale (A)	$(20,894)	$(35,651)	$78,149	$(78,401)
Income before income tax expense and equity in net income from unconsolidated investments	$1,899	$6,519	$147,503	$13,232
Equity in net income from unconsolidated investments	$939	$6,422	$6,469	$11,434
Income from discontinued operations, net of income tax expense of $913, $1,919, $3,106 and $3,926, respectively	$1,924	$11,022	$150,866	$20,740

(A)	During the three and six months ended June 30, 2011, we recorded a net after-tax (loss) gain on disposal of assets held for sale of $(3.6) million and $132.0 million, respectively. We recorded a loss on assets held for sale of $7.8 million in 2010.

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in thousands):

	As of
	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$10,623	$14,207
Restricted funds held in trust	252	18,966
Accounts receivable	31,376	19,479
Prepaid expenses and other assets	10,915	26,326
Property, plant and equipment, net	5,412	30,206
Investments in investees and joint ventures	22,699	81,322
Other long-term assets	—	451

Assets held for sale	$81,277	$190,957

Accounts payable	$3,545	$2,976
Accrued expenses and other	1,860	11,547
Project debt	8,292	15,555
Other noncurrent liabilities	5,250	4,188

Liabilities held for sale	$18,947	$34,266

NOTE 4. EARNINGS PER SHARE (“EPS”)

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss) from continuing operations	$16,942	$15,479	$3,301	$(534)
Net income from discontinued operations	1,198	10,310	148,332	19,090

Net income attributable to Covanta Holding Corporation	$18,140	$25,789	$151,633	$18,556

Basic earnings per share:
Weighted average basic common shares outstanding	143,970	154,377	145,415	154,139

Continuing operations	$0.12	$0.10	$0.02	$—
Discontinued operations	0.01	0.07	1.02	0.12

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12

Diluted earnings per share:
Weighted average basic common shares outstanding	143,970	154,377	145,415	154,139
Dilutive effect of stock options	706	386	640	—
Dilutive effect of restricted stock	262	263	268	—
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	144,938	155,026	146,323	154,139

Continuing operations	$0.12	$0.10	$0.02	$0.00
Discontinued operations	0.01	0.07	1.02	0.12

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	1,653	1,886	1,684	2,323

Restricted stock	—	—	—	231

Restricted stock units	—	—	—	25

Warrants	27,226	24,803	27,226	24,803

In 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. The conversion rate for the Debentures is 38.9883 shares of our common stock per $1,000 principal amount of Debentures, which is equivalent to a conversion price of $25.65 per share. As of June 30, 2011, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $23.24. As of June 30, 2011, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment, Americas, which is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in thousands):

	Americas	All Other(1)	Total

Three Months Ended June 30, 2011:
Operating revenues	$400,685	$10,850	$411,535
Depreciation and amortization expense	46,825	390	47,215
Operating income (loss)	57,099	(4,738)	52,361
Three Months Ended June 30, 2010:
Operating revenues	$382,637	$10,740	$393,377
Depreciation and amortization expense	45,979	419	46,398
Operating income (loss)	59,404	(9,108)	50,296
Six Months Ended June 30, 2011:
Operating revenues	$767,246	$21,059	$788,305
Depreciation and amortization expense	93,732	848	94,580
Operating income (loss)	63,631	(12,912)	50,719
Six Months Ended June 30, 2010:
Operating revenues	$739,924	$21,146	$761,070
Depreciation and amortization expense	94,000	836	94,836
Operating income (loss)	61,131	(15,216)	45,915

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale. See Note 3. Assets Held for Sale and Dispositions.

NOTE 6. CHANGES IN CAPITALIZATION

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2011	2010

7.25% Senior Notes due 2020	$400,000	$400,000

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to Cash Convertible Senior Notes	(79,747)	(91,212)
Cash conversion option derivative at fair value	90,724	115,994

3.25% Cash Convertible Senior Notes, net	470,977	484,782

1.00% Senior Convertible Debentures due 2027	51,188	57,289
Debt discount related to Convertible Debentures	(1,822)	(3,720)

1.00% Senior Convertible Debentures, net	49,366	53,569

Term Loan Facility due 2014	622,375	625,625
Other long-term debt	301	435

Total	1,543,019	1,564,411
Less: current portion	(56,041)	(6,710)

Total long-term debt	$1,486,978	$1,557,701

Credit Facilities

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(collectively referred to as the “Credit Facilities”). As of June 30, 2011, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2011	June 30, 2011

Revolving Credit Facility (1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$281,091	$38,909

(1)	Up to $200 million of which may be utilized for letters of credit.

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

In connection with the quarterly cash dividend payable on April 12, 2011, the conversion rate for the 3.25% Notes was adjusted to 59.4517 shares of our common stock per $1,000 principal amount of 3.25% Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.82 per share and became effective on May 22, 2011. For additional information related to the quarterly cash dividend, see the Equity discussion below.

For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the six months ended June 30, 2011, an additional $6.1 million of the Debentures were purchased. As of June 30, 2011, there were $51.2 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of Debentures, (which represents a conversion price of approximately $25.65 per share) or 1,995,733 issuable shares. As of June 30, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Debt Discount for the 3.25% Notes and the Debentures

The debt discount related to the 3.25% Notes and the Debentures is accreted over their respective terms and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of June 30, 2011 expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	Remainder of
	2011	2012	2013	2014

3.25% Cash Convertible Senior Notes due 2014	$12.0	$26.0	$28.8	$12.9
1.00% Senior Convertible Debentures due 2027 (1)	$1.5	$0.3	$—	$—

(1)	At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest. For purposes of this chart, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012.

Loss on Extinguishment of Debt

During the six months ended June 30, 2011, we recorded a loss on extinguishment of debt of $0.4 million related to the additional $6.1 million of the outstanding Debentures purchased under the tender offer. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered.

Equity

During the six months ended June 30, 2011, we granted 743,393 restricted stock awards and 36,210 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.

During the six months ended June 30, 2011, we repurchased 216,605 shares of our common stock in connection with tax withholdings for vested stock awards.

During first and second quarters of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011 and July 6, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Per Share	$0.075	$1.50	$0.15	$1.50
Regular cash dividend declared to stockholders	$10.9	$—	$21.8	$—
Special cash dividend declared to stockholders	$—	$232.7	$—	$232.7

For the six months ended June 30, 2011, the Board of Directors approved an additional $150 million share repurchase authorization, bringing the total authorized amount since the second quarter of 2010 to $300 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2011, the amount remaining under our currently authorized share repurchase program was $81 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Common stock repurchased is as follows (in millions, except per share amounts):

Common Stock Repurchased

			Weighted
		Shares	Average Cost
	Amount	Repurchased	per Share

Three months ended March 31, 2011	$54.4	3.2	$16.84
Three months ended June 30, 2011 (1)	$70.0	4.2	$16.58

Six months ended June 30, 2011	$124.4	7.4	$16.69

(1)	Approximately $1.3 million of common stock repurchased during the three months ended June 30, 2011 was paid in July 2011.

NOTE 7. INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 39.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 20.6% and 59.5% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the impact of state tax law changes enacted in the current year quarter on deferred state taxes and to the impact of certain foreign activities in the comparative prior year quarter. The liability for uncertain tax positions, exclusive of interest and penalties, was $130.1 million as of both June 30, 2011 and December 31, 2010. Included in the balance of unrecognized tax benefits as of June 30, 2011 are potential benefits of $130.1 million that, if recognized, would impact the effective tax rate. Acquisition related reserves and some other reserves in the liability for uncertain tax positions may decrease by approximately $17.9 million in the next six months with respect to the expiration of statutes relating to Covanta Energy pre-emergence tax matters.

For the three months ended June 30, 2011 and 2010, we recognized expenses of $0.2 million and $0, respectively, and for the six months ended June 30, 2011 and 2010, we recognized expenses of $0.7 million and a benefit of $1.7 million, respectively, for interest and penalties on uncertain tax positions. As of June 30, 2011 and December 31, 2010, we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $8.1 million and $7.3 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not previously deemed an exposure. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

We had consolidated federal NOLs estimated to be approximately $396.9 million for federal income tax purposes as of December 31, 2010, based on the tax returns as filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2010, we had state NOL carryforwards of approximately $188.8 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards, including production tax credits and minimum tax credits, of $45.6 million. These deferred tax assets are offset by a valuation allowance of approximately $19.8 million.

For further information, refer to Note 17. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8.	SUPPLEMENTARY INFORMATION

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $19.6 million and $23.0 million for the three months ended June 30, 2011 and 2010, respectively and $42.7 million and $43.5 million for the six months ended June 30, 2011 and 2010, respectively.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Construction expense	$29,805	$20,654	$55,910	$41,139
Insurance subsidiary operating expenses (1)	4,170	4,472	8,051	8,542
Foreign exchange gain	(2,114)	(10)	(2,105)	(999)
Other	(778)	32	(3,440)	(6)

Total other operating expenses	$31,083	$25,148	$58,416	$48,676

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

Amortization of waste, service and energy contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

and liabilities as of June 30, 2011 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Six Months ended June 30, 2011	$19,488	$(6,203)

Remainder of 2011	$18,382	$(6,205)
2012	35,770	(12,412)
2013	32,200	(12,390)
2014	29,302	(12,500)
2015	25,943	(8,187)
2016	23,304	(7,906)
Thereafter	288,981	(22,829)

Total	$453,882	$(82,429)

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Non-Cash Convertible Debt Related Expense
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Debt discount accretion related to the 3.25% Notes	$5,805	$5,247	$11,465	$10,363
Debt discount accretion related to the Debentures	758	5,146	1,533	10,200
Fair value changes related to the cash convertible note hedge	14,620	7,045	23,857	43,941
Fair value changes related to the cash conversion option derivative	(14,758)	(5,704)	(25,270)	(44,523)

Total non-cash convertible debt related expense	$6,425	$11,734	$11,585	$19,981

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$18,140	$25,789	$151,633	$18,556

Foreign currency translation	938	(8,473)	8,332	(9,864)
Pension and other postretirement plan unrecognized net loss	(100)	(73)	(200)	(147)
Net unrealized loss on derivatives	(142)	—	(223)	—
Net unrealized gain (loss) on available-for-sale securities	264	(98)	365	78

Other comprehensive (loss) income attributable to Covanta Holding Corporation	960	(8,644)	8,274	(9,933)

Comprehensive income attributable to Covanta Holding Corporation	$19,100	$17,145	$159,907	$8,623

Net income attributable to noncontrolling interests in subsidiaries	$1,535	$1,485	$3,435	$3,985
Other comprehensive (loss) income — Foreign currency translation	(23)	(806)	(125)	159

Comprehensive income attributable to noncontrolling interests in subsidiaries	$1,512	$679	$3,310	$4,144

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net unrealized foreign currency translation consist of the following (in thousands, net of tax):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net unrealized foreign currency translation adjustments arising during the period	$2,285	$(8,473)	$9,679	$(9,864)
Reclassification adjustment for foreign currency translation included in net income	(1,347)	—	(1,347)	—

Net unrealized foreign currency translation adjustment	$938	$(8,473)	$8,332	$(9,864)

NOTE 9.	BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic (credit) benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Interest cost	$1,112	$1,055	$2,224	$2,111	$83	$119	$166	$238
Expected return on plan assets	(1,302)	(1,237)	(2,604)	(2,474)	—	—	—	—
Amortization of net prior service cost	(83)	(82)	(165)	(164)	—	—	—	—
Amortization of actuarial gain	(8)	(15)	(15)	(30)	(76)	(25)	(152)	(50)

Net periodic benefit cost	$(281)	$(279)	$(560)	$(557)	$7	$94	$14	$188

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. During the second quarter of 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. As of December 2010, the fair value of plan assets exceeded accumulated benefit obligations for the pension plan. We expect any final settlement contribution to the plan to be immaterial.

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.6 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively and $7.2 million and $8.3 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10.	STOCK-BASED COMPENSATION

During the six months ended June 30, 2011, we awarded certain employees 707,393 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2012, 2013 and 2014.

On May 5, 2011, in accordance with our existing program for annual director compensation, we awarded 36,000 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the six months ended June 30, 2011, we awarded certain employees 36,210 restricted stock units in connection with specified projects. Vesting for these restricted stock units will occur at the earlier to three years or upon satisfactory completion of such projects.

Compensation expense related to our stock-based awards totaled $4.4 million and $9.0 million during the three and six months ended June 30, 2011, respectively and $5.9 million and $9.4 million during the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, we had approximately $15.2 million, $4.8 million and $0.6 million of unrecognized compensation expense related to our unvested restricted stock, unvested restricted stock units, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 1.4 years for our unvested restricted stock awards, approximately 2 years for our unvested RSUs and approximately 1 year for our unvested stock options.

NOTE 11.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.

•	Fair values for long-term debt and project debt are determined using quoted market prices.

•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free interest rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the 3.25% Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2011. However, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2011:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of June 30, 2011		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$203,021	$203,021	$203,021	$—	$—
Money market funds	32,040	32,040	32,040	—	—

Total cash and cash equivalents:	235,061	235,061	235,061	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	3,679	3,679	3,679	—	—
Money market funds	133,671	133,671	133,671	—	—
U.S. Treasury/Agency obligations (a)	15,953	15,953	15,953	—	—
State and municipal obligations	9,866	9,866	9,866	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	55,792	56,210	56,210	—	—

Total restricted funds held in trust:	218,961	219,379	219,379	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	21,804	21,804	21,804	—	—
Money market funds (c)	15,155	15,155	15,155	—	—

Total restricted funds other:	36,959	36,959	36,959	—	—
Investments:
Mutual and bond funds (b)	1,925	1,876	1,876	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	5,448	5,448	5,448	—	—
Residential mortgage-backed securities (d)	5,166	5,166	5,166	—	—
Other government obligations (d)	4,185	4,185	4,185	—	—
Corporate investments (d)	12,735	12,735	12,735	—	—
Equity securities (c)	1,354	1,354	1,354	—	—

Total investments:	30,813	30,764	30,764	—	—
Derivative Asset — Note Hedge	88,542	88,542	—	88,542	—

Total assets:	$610,336	$610,705	$522,163	$88,542	$—

Liabilities:
Derivative Liability — Energy Hedges	$805	$805	$—	$805	$—
Derivative Liability — Cash Conversion Option	90,724	90,724	—	90,724	—
Derivative Liabilities — Contingent interest features of the Notes and Debentures	0	0	—	0	—

Total liabilities:	$91,529	$91,529	$—	$91,529	$—

Financial Instruments Recorded at Carrying Amount:

Assets:
Accounts receivables (e)	$271,999	$271,999
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,452,295	$1,513,701
Project debt	$733,985	$749,073

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $24.2 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of June 30, 2011				As of December 31, 2010
	Cost or				Cost or
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities — insurance business	993	365	4	1,354	993	302	11	1,284

Total current investments	$993	$365	$4	$1,354	$993	$302	$11	$1,284

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$305	$1	$—	$306	$307	$—	$4	$303
U.S. government agencies	5,077	70	5	5,142	5,713	72	19	5,766
Residential mortgage-backed securities	5,099	79	12	5,166	4,417	92	39	4,470
Other government obligations	3,942	272	29	4,185	2,331	87	43	2,375
Corporate investments	12,338	445	48	12,735	15,769	454	115	16,108

Total fixed maturities — insurance business	26,761	867	94	27,534	28,537	705	220	29,022
Mutual and bond funds	1,925	—	49	1,876	2,328	274	—	2,602

Total noncurrent investments	$28,686	$867	$143	$29,410	$30,865	$979	$220	$31,624

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$1,055	$5	$1,215	$23
Federal agency mortgage-backed securities	2,013	12	2,070	39
Other government obligations	977	29	936	43
Corporate bonds	3,657	48	3,266	115

Total fixed maturities	7,702	94	7,487	220
Equity securities	110	4	167	11

Total temporarily impaired investments	$7,812	$98	$7,654	$231

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 3, 3, 2, and 14, respectively. As of June 30, 2011, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 18.8%, and 15.4% of the total fixed maturities as of June 30, 2011 and December 31, 2010, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of June 30, 2011
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$3,106	$3,154
Over one year to five years	19,532	20,276
Over five years to ten years	4,123	4,104
More than ten years	—	—

Total fixed maturities	$26,761	$27,534

The following reflects the change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of equity (in thousands, net of tax):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Fixed maturities, net	$214	$—	$288	$10
Equity securities, net	(1)	(74)	70	(48)
Mutual and bond funds	—	(53)	(49)	75

Change in net unrealized gain on available-for-sale securities	213	(127)	309	37
Money market funds — restricted	51	29	56	41

Change in net unrealized gain on securities	$264	$(98)	$365	$78

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net unrealized gain on securities consist of the following (in thousands, net of tax):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net unrealized holding gain arising during the period	$81	$(135)	$177	$29
Reclassification adjustment for net realized losses included in net income	132	8	132	8

Net unrealized gain on available-for-sale securities	213	(127)	309	37
Net unrealized holding gain arising during the period — restricted	51	29	56	41

Net unrealized gain on securities	$264	$(98)	$365	$78

NOTE 12.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$88,542	$112,400
Liability Derivatives:
Cash Conversion Option	Long-term debt	$90,724	$115,994
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss) Recognized in Income on Derivative
Effect on Income of Derivative	Location of Gain or	For the Three	For the Three	For the Six	For the Six
Instruments Not Designated	(Loss) Recognized in	Months Ended	Months Ended	Months Ended	Months Ended
As Hedging Instruments	Income on Derivatives	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(14,620)	$(7,045)	$(23,857)	$(43,941)
Cash Conversion Option	Non-cash convertible debt related expense	14,758	5,704	25,270	44,523
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$138	$(1,341)	$1,413	$582

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

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period would not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of June 30, 2011. For specific criteria related to the contingent interest features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of June 30, 2011, the fair value of the energy derivatives of $0.8 million, pre-tax, was recorded as a current liability and as a component of AOCI.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

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

Wallingford Matter. In 2010, compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Environmental Protection (“CTDEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the compliance stack testing. We, the CTDEP and

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

AG reached agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance and to settle all claims relating to this matter. That agreement became final as of July 20, 2011, and we expect to restart the unit as soon as practicable, consistent with the approved agreement.

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

Other Matters

Other commitments as of June 30, 2011 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$281,091	$3,208	$277,883
Surety bonds	85,876	—	85,876

Total other commitments — net	$366,967	$3,208	$363,759

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

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2011 and our results of operations for the three and six months ended June 30, 2011, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010 (“Form 10-K”), to which the reader is directed for additional information.

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

We plan to allocate capital to maximize shareholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders. During first and second quarters of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011 and July 6, 2011, respectively. For the six months ended June 30, 2011, the Board of Directors approved an additional $150 million share repurchase authorization, bringing the total authorized amount since the second quarter of 2010 to $300 million. During the six months ended June 30, 2011, we repurchased 7.4 million shares of our common stock at a weighted average cost of $16.69 per share for an aggregate amount of approximately $124.4 million. For additional information, see Liquidity and Capital Resources below.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Maximize the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuously improving safety, health and environmental performance, working in partnership with our client communities, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, managing our expenses, adding or extending waste and service contracts, seeking incremental revenue opportunities with our existing assets, relationships or technologies and expanding facility capacity where appropriate.

•	Grow in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the U.S., Canada and Europe, which we consider to be our core markets. We believe that there are numerous attractive opportunities in the United Kingdom in particular, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the EU Landfill Directive.

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

•	Allocate capital efficiently. We plan to allocate capital to maximize shareholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders.

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

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. However, the downturn in economic activity has reduced waste generation rates in the northeast U.S. which subsequently caused market waste disposal prices to decline modestly. Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities has been materially affected by economic activity. Pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010 and 2011.

At the same time, the declines in U.S. natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. During 2011, pricing for energy has increased modestly.

The downturn in economic activity has also affected many municipalities and public authorities, some of which are our customers. Many local and central governments are seeking to reduce expenses in order to address declining tax revenues. We work closely with these municipal customers, with many of whom we have shared a long-term relationship, to effectively counter some of these economic challenges.

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

Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The first half of the year scheduled maintenance period is typically the most extensive. The third quarter scheduled maintenance period is typically the least extensive. Given these factors, we typically experience our lowest operating income from our projects during our first half of each year.

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

Other Factors Affecting Performance — We historically have performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors in our Form 10-K. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

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

•	We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. During 2011, pricing for energy has increased modestly. Similarly, pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010 and 2011. At some of our renewable energy projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk.

•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers.

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

Growth and Development

We are focusing our efforts on operating and enhancing our existing business and pursuing strategic growth opportunities through development and acquisitions with the goal of maximizing long-term stockholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We have a growth pipeline and continue to pursue several billion dollars worth of energy-from-waste development opportunities. However, much remains to be done and there is substantial uncertainty relating to the bidding and permitting process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for our development projects.

CONTRACT EXTENSIONS

Fairfax County Energy-from-Waste Facility

In August 2010, the service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the 5 year extension period. In March 2011, the county announced its desire to proceed to negotiate a long-term extension to the contract rather than exercise a fair market value purchase option it holds under the existing agreement. However, the parties were not able to agree on a long-term extension and negotiations have ceased. Therefore, the parties will continue to operate under the terms of the existing service fee contract which ends in 2016.

ACQUISITION

Covanta Dade Metals Recycling Facility

In May 2011, we acquired a metals processing facility located on our Dade Florida energy-from-waste facility site. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.

PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Americas

Durham-York Energy-from-Waste Facility

In 2009, we were selected as the preferred vendor for the design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. In late 2010, after receiving the Environmental Assessment from the Provincial Ministry of the Environment, we executed a project agreement with the Regions of Durham and York to design, build and operate the facility which will process waste from these Regions. The fixed construction contract price for the project is approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The final environmental permit has been received and we expect to receive a notice to proceed with construction sometime during the third quarter. After construction, we will operate the facility under a 20 year contract.

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

Other

China Joint Ventures and Energy-from-Waste Facilities

We currently own 85% of the Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. Construction commenced in late 2009 and the facility began processing waste during the second quarter of 2011.

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

During the second quarter of 2011, we signed an agreement with Samayanallur Power Investments Private Limited (“SPI”) to sell our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets being sold include our entire interest in Covanta Madurai Operating Private Limited, which provides operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. The project sells electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements and TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. This transaction is expected to close during 2011, and is subject to customary approvals and closing conditions and to SPI’s obtaining financing.

The remaining asset held for sale is our equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation. See Item 8. Financial Statements And Supplementary Data — Note 3. Assets Held for Sale and Dispositions for additional information.

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

RESULTS OF OPERATIONS — Three and Six Months Ended June 30, 2011 vs. Three and Six Months Ended June 30, 2010

	For the		For the		Variance
	Three Months Ended		Six Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three	Six
	2011	2010	2011	2010	Month	Month
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$411,535	$393,377	$788,305	$761,070	$18,158	$27,235
Total operating expenses	359,174	343,081	737,586	715,155	16,093	22,431

Operating income	52,361	50,296	50,719	45,915	2,065	4,804

Other income (expense):
Investment income	118	173	379	396	(55)	(17)
Interest expense	(16,811)	(10,693)	(33,572)	(21,279)	6,118	12,293
Non-cash convertible debt related expense	(6,425)	(11,734)	(11,585)	(19,981)	(5,309)	(8,396)
Other expenses, net	(2,778)	—	(3,134)	—	2,778	3,134

Total other expenses	(25,896)	(22,254)	(47,912)	(40,864)	3,642	7,048

Income from continuing operations before income tax expense and equity in net income (loss) from unconsolidated investments	26,465	28,042	2,807	5,051	(1,577)	(2,244)
Income tax expense	(10,564)	(12,889)	(578)	(3,007)	(2,325)	(2,429)
Equity in net income (loss) from unconsolidated investments	1,850	1,099	1,973	(243)	751	2,216

Income from continuing operations	17,751	16,252	4,202	1,801	1,499	2,401
Income from discontinued operations, net of income tax expense of $913, $1,919, $3,106 and $3,926, respectively	1,924	11,022	150,866	20,740	(9,098)	130,126

NET INCOME	19,675	27,274	155,068	22,541	(7,599)	132,527

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(809)	(773)	(901)	(2,335)	36	(1,434)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(726)	(712)	(2,534)	(1,650)	14	884

Total Net income attributable to noncontrolling interests in subsidiaries	(1,535)	(1,485)	(3,435)	(3,985)	50	(550)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$18,140	$25,789	$151,633	$18,556	(7,649)	133,077

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$16,942	$15,479	$3,301	$(534)	1,463	3,835
Discontinued operations, net of tax expense	1,198	10,310	148,332	19,090	(9,112)	129,242

Covanta Holding Corporation	$18,140	$25,789	$151,633	$18,556	(7,649)	133,077

	For the		For the		Variance
	Three Months Ended		Six Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three	Six
	2011	2010	2011	2010	Month	Month
	(Unaudited, in thousands)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.12	$0.10	$0.02	$0.00	0.02	0.02
Discontinued operations, net of tax expense	0.01	0.07	1.02	0.12	(0.06)	0.90

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12	(0.04)	0.92

Weighted Average Shares	143,970	154,377	145,415	154,139	(10,407)	(8,724)

Diluted:
Continuing operations	$0.12	$0.10	$0.02	$0.00	0.02	0.02
Discontinued operations, net of tax expense	0.01	0.07	1.02	0.12	(0.06)	0.90

Covanta Holding Corporation	$0.13	$0.17	$1.04	$0.12	(0.04)	0.92

Weighted Average Shares	144,938	155,026	146,323	154,139	(10,088)	(7,816)

Cash Dividend Declared Per Share:	$0.075	$1.50	$0.15	$1.50	(1.425)	(1.35)

Adjusted Earnings Per Share — Non-GAAP: (A)	$0.14	$0.11	$0.03	$0.00	0.03	0.03

(A)	See Supplementary Financial Information — Adjusted Earnings Per Share (Non-GAAP Discussion)

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

Consolidated Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2011 vs. Results for the Three and Six Months Ended June 30, 2010

Operating revenues increased by $18.2 million and $27.2 million for the three and six month comparative periods, respectively, primarily due to improved recycled metal revenues due to higher market prices; increased revenues from service fee contract escalations; and increased construction revenue due to the Honolulu expansion project. Operating revenues for the six month comparative period also increased due to a full six months of operating the Dade facility. These increases were offset by the impact of lower electricity and steam sales due to lower production related to certain biomass facilities being economically dispatched off-line.

Operating expenses increased by $16.1 million and $22.4 million for the three and six month comparative periods, respectively, primarily due to timing and increased scope of scheduled maintenance activities; normal cost escalations; higher fuel related costs and increased construction expense related to the Honolulu expansion project. Operating expenses for the six month comparative period also increased due to a full six months of operating the Dade facility. These increases were partially offset by lower costs related to certain biomass facilities being economically dispatched off-line and higher alternative fuel tax credits.

Operating income increased by $2.1 million and $4.8 million for the three and six month comparative periods, respectively, primarily due to higher recycled metal revenues and various operational improvements, partially offset by timing on scheduled maintenance activities and lower debt service pass through revenue related to contract transitions.

Interest expense increased by $6.1 million and $12.3 million for the three and six month comparative periods, respectively, primarily due to the issuance of the 7.25% Senior Notes which were issued in December 2010, offset by lower interest expense for the Debentures, the majority of which were tendered during the fourth quarter of 2010. Non-cash convertible debt related expense decreased by $5.3 million and $8.4 million for the three and six month comparative periods, respectively, primarily due to lower amortization of the debt discount for the Debentures and the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes. Other expenses increased by $2.8 million and $3.1 million for the three and six month comparative periods, respectively, primarily due to the net effect of foreign exchange losses on indebtedness.

The income tax expense decreased for the comparative period which is reflective of the decrease in the overall effective tax rate from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 39.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 20.6% and 59.5% for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the impact of state tax law changes enacted in the current year quarter on deferred state taxes and to the impact of certain foreign activities in the comparative prior year quarter.

During first and second quarters of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share, which was paid on April 12, 2011 and July 6, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Per Share	$0.075	$1.50	$0.15	$1.50
Regular cash dividend declared to stockholders	$10.9	$—	$21.8	$—
Special cash dividend declared to stockholders	$—	$232.7	$—	$232.7

For the six months ended June 30, 2011, the Board of Directors approved an additional $150 million share repurchase authorization, bringing the total authorized amount since the second quarter of 2010 to $300 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2011, the amount remaining under our currently authorized share repurchase program was $81 million.

Common stock repurchased is as follows (in millions, except per share amounts):

			Weighted
		Shares	Average Cost
Common Stock Repurchased	Amount	Repurchased	Per Share

Three months ended March 31, 2011	$54.4	3.2	$16.84
Three months ended June 30, 2011 (1)	$70.0	4.2	$16.58

Six months ended June 30, 2011	$124.4	7.4	$16.69

(1)	Approximately $1.3 million of common stock repurchased during the three months ended June 30, 2011 was paid in July 2011.

Americas Segment Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2011 vs. Results for the Three and Six Months Ended June 30, 2010

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2011	2010	2011	2010	Three Month	Six Month
	(Unaudited, in thousands)

Waste and service revenues	$276,056	$267,522	$526,973	$508,585	$8,534	$18,388
Electricity and steam sales	91,639	94,004	180,070	189,413	(2,365)	(9,343)
Other operating revenues	32,990	21,111	60,203	41,926	11,879	18,277

Total operating revenues	400,685	382,637	767,246	739,924	18,048	27,322

Plant operating expenses	240,795	226,118	504,504	483,300	14,677	21,204
Other operating expense	28,813	20,878	52,238	41,492	7,935	10,746
General and administrative expenses	19,291	20,446	37,316	39,907	(1,155)	(2,591)
Depreciation and amortization expense	46,825	45,979	93,732	94,000	846	(268)
Net interest expense on project debt	7,862	9,812	15,825	20,094	(1,950)	(4,269)

Total operating expenses	343,586	323,233	703,615	678,793	20,353	24,822

Operating income	$57,099	$59,404	$63,631	$61,131	(2,305)	2,500

Operating Revenues

Operating revenues for the Americas segment increased by $18.0 million and $27.3 million for the three and six month comparative periods, respectively.

•	Waste and service revenues, excluding recycled metals revenues, increased by $4.8 million for the three month comparative period primarily due to increases in service fee contract escalations and higher tip fee pricing, offset by lower revenues earned explicitly to service project debt. Waste and service revenues, excluding recycled metals revenues, increased by $10.7 million for the six month comparative period primarily due to increases in service fee contract escalations, a full first quarter of operating the Dade facility, and increases in tip fee pricing and tip fee special waste prices, offset by lower revenues earned explicitly to service project debt.

•	Recycled metal revenues increased by $3.7 million and $7.7 million for the three and six month comparative periods, respectively, primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2011		2010	2009

March 31,		$16.6	$12.6	$5.2
June 30,		18.5	14.8	5.8
September 30,		—	13.3	9.1
December 31,		—	13.9	9.1

Total for the Year Ended December 31,	$	N/A	$54.6	$29.2

•	Electricity and steam sales decreased by $2.4 million for the three month comparative period due to lower production and lower energy revenue related to economically dispatching some of our biomass facilities. Electricity and steam sales decreased by $9.3 million for the six month comparative period due to lower production, lower energy revenue related to economically dispatching some of our biomass facilities, and lower pricing.

•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion project.

Operating Expenses

Plant operating expenses increased by $14.7 million for the three month comparative period primarily due to timing and scope of scheduled maintenance activities, normal cost escalations and higher fuel related costs, partially offset by lower costs related to certain biomass facilities being economically dispatched off-line and higher alternative fuel tax credits. Plant operating expenses increased by $21.2 million for six month comparative period primarily due to timing and increased scope of scheduled maintenance activities, normal cost escalations, a full first quarter of operating the Dade facility, higher fuel related costs and lower Renewable Energy Credits, partially offset by lower costs related to some biomass facilities being economically dispatched off-line and higher alternative fuel tax credits.

Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion project.

General and administrative expenses decreased primarily due to lower growth spending.

Net interest expense on project debt decreased due to lower project debt balances.

Operating Income

Operating income decreased by $2.3 million for the three month comparative period primarily due to timing of scheduled maintenance activities and lower debt service pass through revenue largely offset by higher recycled metal revenues and various operational improvements. Operating income increased by $2.5 million for the six month comparative period primarily due to higher recycled metal and various operational improvements largely offset by timing of scheduled maintenance activities and lower debt service pass through revenue.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2011 and 2010, reconciled for each such period to diluted earnings (loss) per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in thousands, except per share amounts and percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Diluted Earnings Per Share from Continuing Operations	$0.12	$0.10	$0.02	$0.00
Reconciling Items (A)	0.02	0.01	0.01	0.00

Adjusted EPS	$0.14	$0.11	$0.03	$0.00

(A)  Additional information is provided in the Reconciling Items table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciling Items	2011	2010	2011	2010

Loss on extinguishment of debt	$6	$—	$362	$—
Effect on income of derivative instruments not designated as hedging instruments	(138)	1,341	(1,413)	(582)
Effect of foreign exchange loss on indebtedness	2,772	—	2,772	—
Transaction-related costs	—	18	—	253

Total reconciling items, pre-tax	2,640	1,359	1,721	(329)
Income tax impact	(1,026)	(605)	(654)	28
Grantor trust activity	581	517	59	107

Total reconciling items, net of tax	$2,195	$1,271	$1,126	$(194)

Diluted Earnings Per Share Impact	$0.02	$0.01	$0.01	$0.00

Weighted Average Diluted Shares Outstanding	144,938	155,026	146,323	154,139

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, through which we conduct our core waste and energy services business, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2011. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010, reconciled for each such period to net loss from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations — Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (Loss) Attributable to Covanta Holding Corporation — Continuing Operations	$16,942	$15,479	$3,301	$(534)
Depreciation and amortization expense	47,215	46,398	94,580	94,836
Debt service:
Net interest expense on project debt	7,862	9,812	15,825	20,094
Interest expense	16,811	10,693	33,572	21,279
Non-cash convertible debt related expense	6,425	11,734	11,585	19,981
Investment income	(118)	(173)	(379)	(396)

Subtotal debt service	30,980	32,066	60,603	60,958
Income tax expense	10,564	12,889	578	3,007
Net income attributable to noncontrolling interests in subsidiaries	809	773	901	2,335
Loss on extinguishment of debt	6	—	362	—
Other adjustments:
Debt service billing in excess of revenue recognized (A)	6,335	5,601	17,600	16,404
Non-cash compensation expense	4,418	5,921	8,987	9,421
Other non-cash expenses (B)	5,088	3,189	6,727	4,561

Subtotal other adjustments	15,841	14,711	33,314	30,386

Total adjustments	105,415	106,837	190,338	191,522

Continuing Operations - Adjusted EBITDA	$122,357	$122,316	$193,639	$190,988

(A)	Formally labeled “Decrease in Unbilled Service Receivables.” This amount represents a true-up between (a) revenue recognized in the period for client payments of project debt principal under service fee contract structures, which is accounted for on a straight-line basis over the term of the project debt, and (b) actual billings to clients for debt principal payments in the period. As result of this adjustment, Adjusted EBITDA reflects the actual amounts billed to clients for debt service principal, not the straight-lined revenue as recognized.

(B)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cash flow provided by operating activities from continuing operations	$62,834	$74,288	$156,282	$189,967

Debt service	30,980	32,066	60,603	60,958

Change in working capital	29,380	34,903	(41,806)	(53,864)
Change in restricted funds held in trust	(5,299)	(10,911)	9,449	1,116
Non-cash convertible debt related expense	(6,425)	(11,734)	(11,585)	(19,981)
Amortization of debt premium and deferred financing costs	(200)	191	(334)	360
Equity in net income from unconsolidated investments	1,850	1,099	1,973	(243)
Dividends from unconsolidated investments	(171)	(1,336)	(4,581)	(1,783)
Current tax provision	2,968	(799)	2,434	(2,140)
Other	6,440	4,549	21,204	16,598

Sub-total:	28,543	15,962	(23,246)	(59,937)

Continuing Operations - Adjusted EBITDA	$122,357	$122,316	$193,639	$190,988

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of June 30, 2011, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $235.1 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, we had restricted cash of $219.0 million, of which $132.0 million was designated for future payment of project debt principal.

We derive our cash flows principally from our operations, which allow us to satisfy project debt covenants and payments and distribute cash. We typically receive cash distributions from our Americas segment projects on either a monthly or quarterly basis, with additional distributions at certain projects made on a semi-annual or annual basis, most significantly in the fourth quarter. The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments, grow our business through acquisitions and business development, and return surplus capital to shareholders. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects or ventures. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. We plan to allocate capital to maximize shareholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to shareholders. See Overview — Growth and Development above.

During first and second quarters of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011 and July 6, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Per Share	$0.075	$1.50	$0.15	$1.50
Regular cash dividend declared to stockholders	$10.9	$—	$21.8	$—
Special cash dividend declared to stockholders	$—	$232.7	$—	$232.7

For the six months ended June 30, 2011, the Board of Directors approved an additional $150 million share repurchase authorization, bringing the total authorized amount since the second quarter of 2010 to $300 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2011, the amount remaining under our currently authorized share repurchase program was $81 million.

Common stock repurchased is as follows (in millions, except per share amounts):

			Weighted
		Shares	Average Cost
Common Stock Repurchased	Amount	Repurchased	Per Share

Three months ended March 31, 2011	$54.4	3.2	$16.84
Three months ended June 30, 2011(1)	$70.0	4.2	$16.58

Six months ended June 30, 2011	$124.4	7.4	$16.69

(1)	Approximately $1.3 million of common stock repurchased during the three months ended June 30, 2011 was paid in July 2011.

Sources and Uses of Cash Flow from Continuing Operations for the Six Months Ended June 30, 2011 and 2010:

	Six Months		Increase
	Ended June 30,		(Decrease)
	2011	2010	2011 vs 2010
	(Unaudited, in thousands)

Net cash provided by operating activities	$156,282	$189,967	$(33,685)
Net cash used in investing activities	(88,612)	(226,312)	(137,700)
Net cash used in financing activities	(193,446)	(108,511)	84,935
Effect of exchange rate changes on cash and cash equivalents	1,396	(2,624)	4,020

Net decrease in cash and cash equivalents	$(124,380)	$(147,480)	(23,100)

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2011 was $156.3 million, a decrease of $33.7 million from the prior year period. The decrease was primarily due to the semi-annual interest payment for the 7.25% Senior Notes and the timing of working capital.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2011 was $88.6 million, a decrease of $137.7 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $128.3 million related to the acquisition of the Dade energy-from-waste facility in the first quarter of 2010.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2011 was $193.4 million, a net change of $84.9 million. Net cash used in financing activities from continuing operations for the six months ended June 30, 2011 was primarily due to cash dividends paid of $11.0 million, the repurchase of common stock of $123.1 million and $6.1 million paid to purchase outstanding Debentures in connection with the tender offer. These increases in cash used in financing activities were offset by the decrease in the use of restricted funds held in trust of $39.9 million.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2011 and 2010, reconciled for each such periods to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP. The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cash flow provided by operating activities of continuing operations	$62,834	$74,288	$156,282	$189,967
Less: Maintenance capital expenditures (A)	(19,509)	(16,018)	(46,706)	(48,557)

Continuing Operations Free Cash Flow	$43,325	$58,270	$109,576	$141,410

Uses of Continuing Operations Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired	$(9,500)	$(112)	$(9,500)	$(128,366)
Non-maintenance capital expenditures	(9,936)	(10,525)	(21,031)	(15,903)
Acquisition of land use rights	(8,181)	(15,098)	(8,181)	(15,098)
Acquisition of noncontrolling interests in subsidiary	—	—	—	(2,000)
Other investment activities, net (B)	(7,650)	(367)	(3,194)	(16,388)

Total investments	$(35,267)	$(26,102)	$(41,906)	$(177,755)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(11,026)	$—	$(11,026)	$—
Common stock repurchased	(68,729)	—	(123,100)	—

Total return of capital to stockholders	$(79,755)	$—	$(134,126)	$—

Capital raising activities:
Net proceeds from issuance of project debt	$6,529	$2,661	$8,698	$2,661
Other financing activities, net	(641)	7,258	(2,382)	12,745

Net proceeds from capital raising activities	$5,888	$9,919	$6,316	$15,406

Debt repayments:
Net cash used for scheduled principal payments of project debt (C)	$(22,270)	$(79,752)	$(53,082)	$(111,476)
Net cash used for scheduled principal payments of long-term debt	(1,686)	(1,411)	(3,381)	(3,268)
Optional repayment of corporate debt	(172)	—	(6,055)	—
Fees incurred for debt redemption	43	—	(50)	—

Total debt repayments	$(24,085)	$(81,163)	$(62,568)	$(114,744)

Short-term borrowing activities:
Financing of insurance premiums, net	$—	$(3,283)	$—	$(6,483)

Short-term borrowing activities, net	$—	$(3,283)	$—	$(6,483)

Distributions to partners of noncontrolling interests in subsidiaries	$(1,534)	$(1,288)	$(3,068)	$(2,690)

Effect of exchange rate changes on cash and cash equivalents	$(110)	$(2,293)	$1,396	$(2,624)

Net change in cash and cash equivalents from continuing operations	$(91,538)	$(45,940)	$(124,380)	$(147,480)

(A)	Purchases of property, plant and equipment is also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Maintenance capital expenditures	$(19,509)	$(16,018)	$(46,706)	$(48,557)
Capital expenditures associated with project construction/development	(7,669)	(7,103)	(11,308)	(9,965)
Capital expenditures associated with new technology	(1,108)	(1,587)	(2,301)	(3,307)
Capital expenditures — other	(1,159)	(1,835)	(7,422)	(2,631)

Total purchases of property, plant and equipment	$(29,445)	$(26,543)	$(67,737)	$(64,460)

(B)	For the three and six months ended June 30, 2011 and 2010, other investing activities was primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(C)	Calculated as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total principal payments on project debt	$(2,442)	$(52,342)	$(76,913)	$(95,449)
(Increase) decrease in related restricted funds held in trust	(19,828)	(27,410)	23,831	(16,027)

Net cash used for principal payments on project debt	$(22,270)	$(79,752)	$(53,082)	$(111,476)

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2011, we had unrestricted cash and cash equivalents of $235.1 million (of which approximately $126.8 million and $9.2 million was held by our international and insurance subsidiaries, respectively). Through June 30, 2011, we have repatriated over $135 million of the proceeds from the sales of our fossil fuel independent power facilities in Asia that we have closed to date, which represents the vast majority of funds that we will be able to repatriate in a tax-efficient manner. We intend to utilize a majority of the remaining funds held off-shore to invest in our international development projects.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of June 30, 2011, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2011	June 30, 2011

Revolving Credit Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$281,091	$38,909

(1)	Up to $200 million of which may be utilized for letters of credit.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 12. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K. As of June 30, 2011, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred in 2011 to maintain existing operating businesses is approximately $230 million as of June 30, 2011.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2011	2010

7.25% Senior Notes due 2020	$400,000	$400,000

3.25% Cash Convertible Senior Notes due 2014	460,000	460,000
Debt discount related to Cash Convertible Senior Notes	(79,747)	(91,212)
Cash conversion option derivative at fair value	90,724	115,994

3.25% Cash Convertible Senior Notes, net	470,977	484,782

1.00% Senior Convertible Debentures due 2027	51,188	57,289
Debt discount related to Convertible Debentures	(1,822)	(3,720)

1.00% Senior Convertible Debentures, net	49,366	53,569

Term Loan Facility due 2014	622,375	625,625
Other long-term debt	301	435

Total	1,543,019	1,564,411
Less: current portion	(56,041)	(6,710)

Total long-term debt	$1,486,978	$1,557,701

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 59.1871 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.90 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. In connection with the quarterly cash dividend payable on April 12, 2011, the conversion rate for the 3.25% Notes was adjusted to 59.4517 shares of our common stock per $1,000 principal amount of 3.25% Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.82 per share and became effective on May 22, 2011. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the six months ended June 30, 2011, an additional $6.1 million of the Debentures were purchased for which we recorded a loss on extinguishment of debt of $0.4 million, pre-tax. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered. As of June 30, 2011, there were $51.2 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of

Debentures, (which represents a conversion price of approximately $25.65 per share) or 1,995,733 issuable shares. As of June 30, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Item 1. Financial Statements — Note 12. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of June 30, 2011 aggregated to $208.5 million.

Project Debt — Other

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

	As of
	June 30, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent

Debt service funds - principal	$58,810	$73,217	$84,569	$72,396
Debt service funds - interest	5,579	—	5,769	—

Total debt service funds	64,389	73,217	90,338	72,396
Revenue funds	35,497	—	17,522	—
Other funds	10,688	35,170	17,708	35,028

Total	$110,574	$108,387	$125,568	$107,424

Of the $219.0 million in total restricted funds as of June 30, 2011, approximately $132.0 million was designated for future payment of project debt principal.

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

Other Commitments

Other commitments as of June 30, 2011 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$281,091	$3,208	$277,883
Surety bonds	85,876	—	85,876

Total other commitments — net	$366,967	$3,208	$363,759

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

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. During the second quarter of 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. As of December 2010, the fair value of plan assets exceeded accumulated benefit obligations for the pension plan. We expect an additional contribution to the plan at settlement to be immaterial.

Recent Accounting Pronouncements

See Note 2. Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2011 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes during the six months ended June 30, 2011 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of June 30, 2011, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes during the six months ended June 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2011, the Board of Directors approved an additional $150 million share repurchase authorization, bringing the total authorized amount since the second quarter of 2010 to $300 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.

The following table provides information as of June 30, 2011 with respect to shares of common stock we repurchased during the second quarter of fiscal 2011:

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Maximum Approximate Dollar Value of
	of Shares	Average Price Paid	Announced	Shares that May Yet Be Purchased Under
Period	Purchased	Per Share (1)	Program	the Program
	(in millions, except per share amounts)

April 1 - April 30	611	$ 16.94	611	$ 140,891
May 1 – May 31	1,921	$ 16.67	1,921	$ 108,409
June 1 - June 30	1,689	$ 16.36	1,689	$ 80,833

	4,221	$ 16.58	4,221

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

None

Item 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document*
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL information is furnished, not filed.

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

Date: July 26, 2011