Form 10-Q
period 2011-09-30
COVANTA HOLDING CORP
filed 2011-10-24
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at October 13, 2011
Common Stock, $0.10 par value	137,683,203 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Unaudited)
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$273	$257	$800	$766
Electricity and steam sales	109	115	301	316
Other operating revenues	50	31	119	82

Total operating revenues	432	403	1,220	1,164

OPERATING EXPENSES:
Plant operating expenses	221	218	740	715
Other operating expenses	44	28	102	77
General and administrative expenses	24	22	74	76
Depreciation and amortization expense	48	47	142	142
Net interest expense on project debt	8	10	24	30
Write-down of assets	—	32	—	32

Total operating expenses	345	357	1,082	1,072

Operating income	87	46	138	92

Other income (expense):
Investment income	1	1	1	1
Interest expense	(16)	(11)	(50)	(32)
Non-cash convertible debt related expense	(9)	(10)	(20)	(30)
Other expenses, net	(11)	—	(14)	—

Total other expenses	(35)	(20)	(83)	(61)

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	52	26	55	31
Income tax expense	(2)	(15)	(3)	(18)
Equity in net income from unconsolidated investments	1	1	3	1

Income from continuing operations	51	12	55	14
(Loss) income from discontinued operations, net of income tax expense of $0, $1, $3 and $5, respectively	(7)	11	144	32

NET INCOME	44	23	199	46

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(2)	(2)	(3)	(4)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(1)	(3)	(3)

Net income attributable to noncontrolling interests in subsidiaries	(2)	(3)	(6)	(7)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$42	$20	$193	$39

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$49	$10	$52	$10
Discontinued operations	(7)	10	141	29

Net Income Attributable to Covanta Holding Corporation	$42	$20	$193	$39

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$0.35	$0.07	$0.37	$0.07
Discontinued operations	(0.05)	0.06	0.98	0.18

Covanta Holding Corporation	$0.30	$0.13	$1.35	$0.25

Weighted Average Shares	139	153	143	154

Diluted
Continuing operations	$0.35	$0.07	$0.36	$0.07
Discontinued operations	(0.05)	0.06	0.98	0.18

Covanta Holding Corporation	$0.30	$0.13	$1.34	$0.25

Weighted Average Shares	140	154	144	155

Cash Dividend Declared Per Share:	$0.075	$—	$0.225	$1.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$195	$126
Restricted funds held in trust	154	126
Receivables (less allowances of $4 and $3, respectively)	240	272
Unbilled service receivables	20	23
Deferred income taxes	36	27
Prepaid expenses and other current assets	123	110
Assets held for sale	60	191

Total Current Assets	828	875
Property, plant and equipment, net	2,444	2,478
Investments in fixed maturities at market (cost: $27 and $29, respectively)	28	29
Restricted funds held in trust	107	107
Unbilled service receivables	26	32
Waste, service and energy contracts, net	442	472
Other intangible assets, net	80	79
Goodwill	232	230
Investments in investees and joint ventures	45	46
Other assets	292	328

Total Assets	$4,524	$4,676

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$31	$7
Current portion of project debt	99	141
Accounts payable	25	23
Deferred revenue	82	72
Accrued expenses and other current liabilities	233	186
Liabilities held for sale	19	34

Total Current Liabilities	489	463
Long-term debt	1,474	1,558
Project debt	635	662
Deferred income taxes	637	605
Waste and service contracts	79	89
Other liabilities	113	140

Total Liabilities	3,427	3,517

Commitments and Contingencies (Note 13)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 158 and 157 shares; outstanding 138 and 150 shares)	16	16
Additional paid-in capital	830	893
Accumulated other comprehensive (loss) income	(5)	5
Accumulated earnings	243	213
Treasury stock, at par	(2)	(1)

Total Covanta Holding Corporation stockholders’ equity	1,082	1,126

Noncontrolling interests in subsidiaries	15	33

Total Equity	1,097	1,159

Total Liabilities and Equity	$4,524	$4,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$199	$46
Less: Income from discontinued operations, net of tax expense	144	32

Income from continuing operations	55	14

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	142	142
Amortization of long-term debt deferred financing costs	4	5
Amortization of debt premium and discount	(4)	(6)
Write-down of assets	—	32
Loss on extinguishment of debt	1	—
Non-cash convertible debt related expense	20	30
Stock-based compensation expense	13	13
Equity in net income from unconsolidated investments	(3)	(1)
Dividends from unconsolidated investments	5	4
Deferred income taxes	23	21
Other, net	(3)	7
Change in restricted funds held in trust	(35)	(21)
Reversal of uncertain tax positions related to pre-emergence tax matters	(24)	—
Change in restricted funds-other related to contractual liability to pre-petition creditors	5	—
Change in working capital, net of effects of acquisitions	77	53

Total adjustments for continuing operations	221	279

Net cash provided by operating activities from continuing operations	276	293
Net cash provided by operating activities from discontinued operations	1	35

Net cash provided by operating activities	277	328

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	10	10
Purchase of investment securities	(9)	(10)
Purchase of property, plant and equipment	(91)	(83)
Acquisition of noncontrolling interests in subsidiaries	—	(2)
Acquisition of businesses, net of cash acquired	(10)	(128)
Acquisition of land use rights	(8)	(19)
Other, net	(7)	(16)

Net cash used in investing activities from continuing operations	(115)	(248)
Net cash provided by investing activities from discontinued operations	227	—

Net cash provided by (used in) investing activities	112	(248)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(37)	(5)
Principal payments on project debt	(83)	(102)
Payments of borrowings on revolving credit facility	—	(56)
Proceeds from borrowings on project debt	15	5
Proceeds from borrowings on revolving credit facility	—	56
Change in restricted funds held in trust	7	(41)
Proceeds from the exercise of options for common stock, net	—	1
Cash dividends paid to stockholders	(22)	(233)
Common stock repurchased	(203)	(37)
Distributions to partners of noncontrolling interests in subsidiaries	(5)	(4)
Other, net	(3)	6

Net cash used in financing activities from continuing operations	(331)	(410)
Net cash provided by (used in) financing activities from discontinued operations	8	(28)

Net cash used in financing activities	(323)	(438)

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Net increase (decrease) in cash and cash equivalents	62	(358)
Cash and cash equivalents at beginning of period	141	434

Cash and cash equivalents at end of period	203	76
Less: Cash and cash equivalents of discontinued operations at end of period	8	22

Cash and cash equivalents of continuing operations at end of period	$195	$54

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock		Noncontrolling Interests in Subsidiaries
	Common Stock
	Shares	Amount				Shares	Amount		Total
	(Unaudited, in millions)
Balance as of December 31, 2010	157	$16	$893	$5	$213	7	$(1)	$33	$1,159
Stock-based compensation expense			13						13
Deferred tax adjustment on stock-based compensation			(1)						(1)
Dividends declared					(32)				(32)
Common stock repurchased			(75)		(129)	13	(1)		(205)
Shares issued in non-vested stock award	1								—
Dividends for vested stock awards			1		(1)				—
Shares repurchased for tax withholdings for vested stock awards			(1)		(1)				(2)
Elimination due to sale of controlling interests in subsidiaries								(18)	(18)
Distributions to partners of noncontrolling interests in subsidiaries								(5)	(5)
Comprehensive income, net of income taxes:
Net income					193			6	199
Foreign currency translation				(10)				(1)	(11)

Total comprehensive (loss) income				(10)	193			5	188

Balance as of September 30, 2011	158	$16	$830	$(5)	$243	20	$(2)	$15	$1,097

	Covanta Holding Corporation Stockholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Treasury Stock		Noncontrolling Interests in Subsidiaries
	Common Stock
	Shares	Amount				Shares	Amount		Total
	(Unaudited, in millions)
Balance as of December 31, 2009	156	$16	$917	$7	$444	1	$(1)	$34	$1,417
Stock-based compensation expense			13						13
Cash dividend declared					(233)				(233)
Common stock repurchased			(15)		(22)	3			(37)
Exercise of options to purchase common stock			1						1
Shares issued in non-vested stock award	1								—
Acquisition of noncontrolling interests in subsidiaries			(1)					(1)	(2)
Distributions to partners of noncontrolling interests in subsidiaries								(7)	(7)
Comprehensive income, net of income taxes:
Net income					39			7	46
Foreign currency translation				1				1	2
Pension and other postretirement plan unrecognized net loss				(1)					(1)
Net unrealized loss on derivatives				1					1
Net unrealized gain on securities				1					1

Total comprehensive income				2	39			8	49

Balance as of September 30, 2010	157	$16	$915	$9	$228	4	$(1)	$34	$1,201

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

We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 17 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and an independent power production (“IPP”) facility in Asia. We hold equity interests in energy-from-waste facilities in China and Italy. We also operate waste management infrastructure that is complementary to our core EfW business.

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. For additional information, see Note 5. Financial Information by Business Segments.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During the first quarter of 2011, we completed the sale of our interests in a 510 megawatt (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”) and we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”). In October 2011, we completed the sale of our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility, also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale is our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. See Note 3. Assets Held for Sale and Dispositions and Note 14. Subsequent Events for additional information.

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

Reclassifications

As more fully described in Note 3. Business Development, Assets Held for Sale and Dispositions, during the fourth quarter of 2010, the operations of our fossil fuel independent power production facilities held for sale met the criteria to be classified as discontinued operations. The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the first quarter of 2011, we corrected our presentation of the condensed consolidated balance sheet at December 31, 2010 to adjust a portion of the excess of purchase price over par value for treasury stock transactions from additional paid-in capital to retained earnings. We have adjusted approximately $22 million and $66 million to retained earnings from additional paid-in capital as of September 30, 2010 and December 31, 2010, respectively. This change had no impact on total equity.

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

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The amendments provide an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We are required to adopt this standard for the first quarter of 2012. Early adoption is permitted and we expect to adopt this guidance during the fourth quarter of 2011. We do not expect this accounting standard to have an impact on our condensed consolidated financial statements.

NOTE 3. BUSINESS DEVELOPMENT, ASSETS HELD FOR SALE AND DISPOSITIONS

Business Development

Durham-York Energy-from-Waste Facility

During the third quarter of 2011, we received the notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. During the third quarter of 2011, we acquired a $267 million performance surety bond for this project which will expire in June 2014. After construction, we will operate the facility under a 20 year contract.

Assets Held for Sale and Dispositions

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh.

During the first quarter of 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”) and we completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc.

In October 2011, we completed the sale of our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets sold included our entire interest in Covanta Madurai Operating Private Limited, which provided operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. See Note 14. Subsequent Events.

The remaining asset held for sale is our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During 2011, we have received a combined total of cash proceeds of $256 million, net of transaction costs, for our interests in the three fossil fuel independent power production facilities that we have sold.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$15	$33	$84	$124
Operating expenses, including net gain on disposal of assets held for sale and loss on assets held for sale (a)	$(23)	$(28)	$55	$(106)
Income before income tax expense and equity in net income from unconsolidated investments	$(8)	$7	$140	$20
Equity in net income from unconsolidated investments	$1	$6	$7	$17
Income from discontinued operations, net of income tax expense of $0, $1, $3 and $5, respectively	$(7)	$11	$144	$32

(a)	During the three and nine months ended September 30, 2011, we recorded a net after-tax (loss) gain on assets held for sale of $(11) million and $121 million, respectively. We recorded a loss on assets held for sale of $8 million in 2010.

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$8	$14
Restricted funds held in trust	—	19
Accounts receivable	27	20
Prepaid expenses and other assets	10	26
Property, plant and equipment, net	—	30
Investments in investees and joint ventures	15	81
Other long-term assets	—	1

Assets held for sale	$60	$191

Accounts payable	$2	$3
Accrued expenses and other	3	12
Project debt	11	15
Other noncurrent liabilities	3	4

Liabilities held for sale	$19	$34

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4. EARNINGS PER SHARE (“EPS”)

Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income from continuing operations	$49	$10	$52	$10
Net (loss) income from discontinued operations	(7)	10	141	29

Net income attributable to Covanta Holding Corporation	$42	$20	$193	$39

Basic earnings per share:
Weighted average basic common shares outstanding	139	153	143	154

Continuing operations	$0.35	$0.07	$0.37	$0.07
Discontinued operations	(0.05)	0.06	0.98	0.18

Covanta Holding Corporation	$0.30	$0.13	$1.35	$0.25

Diluted earnings per share:
Weighted average basic common shares outstanding	139	153	143	154
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	1	1
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	140	154	144	155

Continuing operations	$0.35	$0.07	$0.36	$0.07
Discontinued operations	(0.05)	0.06	0.98	0.18

Covanta Holding Corporation	$0.30	$0.13	$1.34	$0.25

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	2	2	2	2

Restricted stock	—	—	—	—

Restricted stock units	—	—	—	—

Warrants	27	27	27	27

In 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of September 30, 2011, the conversion rate for the Debentures was 38.9883 shares of our common stock per $1,000 principal amount of Debentures, which is equivalent to a conversion price of $25.65 per share. In connection with the quarterly cash dividend payable on October 14, 2011, the conversion rate for the Debentures was adjusted to 39.5441 shares of our common stock per $1,000 principal amount of the Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.29 per share and became effective on October 4, 2011. As of September 30, 2011, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $23.12. As of September 30, 2011, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment, Americas, which is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other(a)	Total
Three Months Ended September 30, 2011:
Operating revenues	$421	$11	$432
Depreciation and amortization expense	48	—	48
Operating income (loss)	93	(6)	87
Three Months Ended September 30, 2010:
Operating revenues	$394	$9	$403
Depreciation and amortization expense	47	—	47
Operating income (loss)	80	(34)	46
Nine Months Ended September 30, 2011:
Operating revenues	$1,188	$32	$1,220
Depreciation and amortization expense	141	1	142
Operating income (loss)	157	(19)	138
Nine Months Ended September 30, 2010:
Operating revenues	$1,134	$30	$1,164
Depreciation and amortization expense	141	1	142
Operating income (loss)	141	(49)	92

(a)

All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale. See Note 3. Business Development, Assets Held for Sale and Dispositions.

NOTE 6. CHANGES IN CAPITALIZATION

Long-Term Debt

Long-term debt is as follows (in millions):

	As of
	September 30, 2011	December 31, 2010
7.25% Senior Notes due 2020	$400	$400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to Cash Convertible Senior Notes	(74)	(91)
Cash conversion option derivative at fair value	73	116

3.25% Cash Convertible Senior Notes, net	459	485

1.00% Senior Convertible Debentures due 2027	25	57
Debt discount related to Convertible Debentures	—	(3)

1.00% Senior Convertible Debentures, net	25	54

Term Loan Facility due 2014	621	626

Total	1,505	1,565
Less: current portion	(31)	(7)

Total long-term debt	$1,474	$1,558

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Credit Facilities

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2011, we had available credit for liquidity as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Letters of Credit as of September 30, 2011	Available as of September 30, 2011
Revolving Credit Facility(a)	$300	2013	$—	$300
Funded L/C Facility	$320	2014	$279	$41

(a)	Up to $200 million of which may be utilized for letters of credit.

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 59.4517 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.82 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

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

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the nine months ended September 30, 2011, an additional $32 million of the Debentures were purchased. As of September 30, 2011, there was $25 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

As of September 30, 2011, under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of Debentures, (which represents a conversion price of approximately $25.65 per share) or approximately 1 million issuable shares. In connection with the quarterly cash dividend payable on October 14, 2011, the conversion rate for the Debentures was adjusted to 39.5441 shares of our common stock per $1,000 principal amount of the Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.29 per share and became effective on October 4, 2011. As of September 30, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Debt Discount for the 3.25% Notes

The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of September 30, 2011 expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	Remainder of 2011	2012	2013	2014
3.25% Cash Convertible Senior Notes due 2014	$6	$26	$29	$13

Loss on Extinguishment of Debt

During the nine months ended September 30, 2011, we recorded a loss on extinguishment of debt of $1 million related to the additional $32 million of the outstanding Debentures purchased under the tender offer. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered.

Equity

During the nine months ended September 30, 2011, we granted 755,962 restricted stock awards and 36,210 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.

During the nine months ended September 30, 2011, we repurchased 216,605 shares of our common stock in connection with tax withholdings for vested stock awards.

During each quarter of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011, July 6, 2011, and October 14, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Regular cash dividend
Declared	$10	$—	$32	$—
Per Share	$0.075	$—	$0.225	$—
Special cash dividend
Declared	$—	$—	$—	$233
Per Share	$—	$—	$—	$1.50

During the nine months ended September 30, 2011, the Board of Directors approved an additional $250 million share repurchase authorization, bringing the total authorized amount to $400 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2011, the amount remaining under our currently authorized share repurchase program was $100 million.

Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2011	$54	3.2	$16.84
Three months ended June 30, 2011	$70	4.2	$16.58
Three months ended September 30, 2011 (a)	$81	5.2	$15.58

Nine months ended September 30, 2011	$205	12.6	$16.24

(a)	Approximately $2 million of common stock repurchased during the three months ended September 30, 2011 was paid in October 2011.

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

We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 27.4%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was approximately 6.0 % and 58.3% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the impact of the reversal of uncertain tax positions discussed below and the impact of state tax law changes enacted in the current year on deferred state income taxes. The liability for uncertain tax positions, exclusive of interest and penalties, was $114 million as of September 30, 2011 and $130 million as of December 31, 2010. Included in the balance of unrecognized tax benefits as of September 30, 2011 are potential benefits of $114 million that, if recognized, would impact the effective tax rate.

For the three months ended September 30, 2011, the income tax provision includes a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. We had held since March 2004 $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our condensed consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the three months ended September 30, 2011. As of September 30, 2011, $15 million of the non-current restricted funds was reclassified to other current assets on our condensed consolidated balance sheet and is expected to be paid to third party claimants in the fourth quarter of 2011. The remaining $5 million was reclassified to cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2011.

For the three months ended September 30, 2011 and 2010, we recognized a net tax benefit of $7 million and a net tax expense of $0, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized net tax benefits of $6 million and $1 million, respectively, for interest and penalties on uncertain tax positions. As of September 30, 2011 and December 31, 2010, we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $2 million and $7 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

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

We have consolidated federal NOLs estimated to be approximately $525 million for federal income tax purposes as of December 31, 2010, based on the income tax returns filed. An election was made to defer certain income resulting in an increase in the amount previously reported. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2010, we had state NOL carryforwards of approximately $189 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards, including production tax credits and minimum tax credits, of $46 million. These deferred tax assets are offset by a valuation allowance of approximately $20 million.

For further information, refer to Note 17. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8. SUPPLEMENTARY INFORMATION

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $19 million and $21 million for the three months ended September 30, 2011 and 2010, respectively and $62 million and $65 million for the nine months ended September 30, 2011 and 2010, respectively.

Other operating expenses

The components of other operating expenses are as follows (in millions):

	Other Operating Expenses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Construction expense	$44	$22	$100	$63
Insurance subsidiary operating expenses (a)	4	6	12	15
Foreign exchange gain	(1)	—	(3)	(1)
Other	(3)	—	(7)	—

Total other operating expenses	$44	$28	$102	$77

(a)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

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

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2011 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Nine Months ended September 30, 2011	$28	$(9)

Remainder of 2011	$9	$(3)
2012	36	(12)
2013	32	(12)
2014	29	(13)
2015	26	(8)
2016	22	(8)
Thereafter	288	(23)

Total	$442	$(79)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Write-down of Assets

During the three months ended September 30, 2010, we recorded the following non-cash impairment charges:

•

$7 million, pre-tax, to write-down the receivable from The Harrisburg Authority to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable (see Note 14. Subsequent Events for additional information);

•	$3 million, pre-tax, to write-down of real estate for our corporate office to estimated fair value; and
•

$23 million, pre-tax, comprised of the entire capitalized pre-construction and construction costs for the Dublin Joint Venture project, net of approximately $8 million in recoverable assets net of liabilities, of which approximately $5 million remain on the condensed consolidated balance sheet as of September 30, 2011 and primarily related to recoverable premiums under project insurance.

For additional information, see Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in millions):

	Non-Cash Convertible Debt Related Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Debt discount accretion related to the 3.25% Notes	$6	$5	$17	$16
Debt discount accretion related to the Debentures	1	5	3	15
Fair value changes related to the cash convertible note hedge	19	(10)	43	34
Fair value changes related to the cash conversion option derivative	(17)	10	(43)	(35)

Total non-cash convertible debt related expense	$9	$10	$20	$30

Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$42	$20	$193	$39

Foreign currency translation	(19)	10	(10)	1
Pension and other postretirement plan unrecognized net loss	—	—	—	(1)
Net unrealized gain on derivatives	1	1	—	1
Net unrealized gain (loss) on available-for-sale securities	(1)	1	—	1

Other comprehensive (loss) income attributable to Covanta Holding Corporation	(19)	12	(10)	2

Comprehensive income attributable to Covanta Holding Corporation	$23	$32	$183	$41

Net income attributable to noncontrolling interests in subsidiaries	$2	$3	$6	$7
Other comprehensive (loss) income — Foreign currency translation	(1)	1	(1)	1

Comprehensive income attributable to noncontrolling interests in subsidiaries	$1	$4	$5	$8

The components of net unrealized foreign currency translation consist of the following (in millions, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized foreign currency translation adjustments arising during the period	$(19)	$10	$(10)	$1
Reclassification adjustment for foreign currency translation included in net income	—	—	(1)	—

Net unrealized foreign currency translation adjustment	$(19)	$10	$(11)	$1

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic (credit) benefit costs are as follows (in millions):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(4)	(4)

Net periodic benefit cost	$—	$—	$(1)	$(1)

Interest costs and the expected return on plan assets for other post-retirement benefits were not material for the three and nine months ended September 30, 2011.

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. During the second quarter of 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. As of December 2010, the fair value of plan assets exceeded accumulated benefit obligations for the pension plan. The actual settlement amount will fluctuate based on future market performance, such as the interest rate at the final settlement, actual return on plan assets, and employees’ disbursement elections. We anticipate the actual settlement will take place in the second half of 2012.

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended September 30, 2011 and 2010, respectively and $11 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2011, we awarded certain employees 719,962 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the majority of the restricted stock awards vest during March of 2012, 2013, and 2014.

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

During the nine months ended September 30, 2011, we awarded certain employees 36,210 restricted stock units in connection with specified projects. Vesting for these restricted stock units will occur at the earlier of three years or upon satisfactory completion of such projects.

Compensation expense related to our stock-based awards totaled $4 million for both the three months ended September 30, 2011 and 2010 and $13 million for both the nine months ended September 30, 2011 and 2010. Compensation expense for the nine months ended September 30, 2010 includes additional expense of $1 million resulting from the reduction of the exercise price of outstanding options resulting from the special cash dividend which was paid on July 20, 2010.

As of September 30, 2011, we had approximately $12 million, $4 million and $1 million of unrecognized compensation expense related to our unvested restricted stock, unvested restricted stock units, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 2 years for both our unvested restricted stock awards and our unvested restricted stock units and approximately 1 year for our unvested stock options.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2011. However, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2011:

	0,000	0,000	0,000	0,000	0,000
	As of September 30, 2011		Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
	(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$166	$166	$166	$—	$—
Money market funds	29	29	29	—	—

Total cash and cash equivalents:	195	195	195	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	2	2	2	—	—
Money market funds	171	171	171	—	—
U.S. Treasury/Agency obligations (a)	16	16	16	—	—
State and municipal obligations	12	12	12	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	60	60	60	—	—

Total restricted funds held in trust:	261	261	261	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	16	16	16	—	—
Money market funds (c)	13	13	13	—	—

Total restricted funds other:	29	29	29	—	—
Investments:
Mutual and bond funds (b)	2	1	1	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	5	5	5	—	—
Residential mortgage-backed securities (d)	5	5	5	—	—
Other government obligations (d)	4	4	4	—	—
Corporate investments (d)	14	14	14	—	—
Equity securities (c)	1	1	1	—	—

Total investments:	31	30	30	—	—
Derivative Asset — Note Hedge	69	69	—	69	—

Total assets:	$585	$584	$515	$69	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$73	$73	$—	$73	$—
Derivative Liabilities — Contingent interest features of the Notes and Debentures	0	0	—	0	—

Total liabilities:	$73	$73	$—	$73	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables (e)	$262	$262
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,432	$1,459
Project debt	$734	$747

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2010:

	0,0000	0,0000	0,0000	0,0000	0,0000
	As of December 31, 2010		Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$48	$48	$48	$—	$—
Money market funds	78	78	78	—	—

Total cash and cash equivalents:	126	126	126	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	4	4	4	—	—
Money market funds	117	117	117	—	—
U.S. Treasury/Agency obligations (a)	56	56	56	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	49	49	49	—	—

Total restricted funds held in trust:	233	233	233	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	22	22	22	—	—
Money market funds (c)	11	11	11	—	—
Residential mortgage-backed securities (c)	1	1	1	—	—
Other government obligations (c)	1	1	1	—	—
Corporate investments (c)	1	1	1	—	—

Total restricted funds other:	36	36	36	—	—
Investments:
Mutual and bond funds (b)	3	3	3	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	6	6	6	—	—
Residential mortgage-backed securities (d)	5	5	5	—	—
Other government obligations (d)	2	2	2	—	—
Corporate investments (d)	16	16	16	—	—
Equity securities (c)	1	1	1	—	—

Total investments:	33	33	33	—	—
Derivative Asset — Note Hedge	113	113	—	113	—

Total assets:	$541	$541	$428	$113	$—

Liabilities:
Derivative Liability — Energy Hedges	$1	$1	$—	$1	$—
Derivative Liability — Cash Conversion Option	116	116	—	116	—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$117	$117	$—	$117	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables (e)	$293	$293
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,448	$1,497
Project debt	$803	$823

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $25 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in millions):

	As of September 30, 2011				As of December 31, 2010
	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Current investments:
Fixed maturities	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities — insurance business	1	—	—	1	1	—	—	1

Total current investments	$1	$—	$—	$1	$1	$—	$—	$1

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government agencies/ obligations	$5	$—	$—	$5	$6	$—	$—	$6
Residential mortgage-backed securities	5	—	—	5	5	—	—	5
Other government obligations	3	1	—	4	2	—	—	2
Corporate investments	14	—	—	14	16	—	—	16

Total fixed maturities — insurance business	27	1	—	28	29	—	—	29
Mutual and bond funds	2	—	1	1	3	—	—	3

Total noncurrent investments	$29	$1	$1	$29	$32	$—	$—	$32

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in millions):

	As of September 30, 2011		As of December 31, 2010
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$1	$—
Federal agency mortgage-backed securities	1	—	2	—
Other government obligations	—	—	1	—
Corporate bonds	8	—	3	—

Total fixed maturities	9	—	7	—
Equity securities	—	—	—	—

Total temporarily impaired investments	$9	$—	$7	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 1, 1, 0, and 22, respectively. As of September 30, 2011, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 17.6%, and 15.4% of the total fixed maturities as of September 30, 2011 and December 31, 2010, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of September 30, 2011
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$3	$3
Over one year to five years	20	21
Over five years to ten years	4	4
More than ten years	—	—

Total fixed maturities	$27	$28

The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of equity was not material for the three and nine months ended September 30, 2011.

NOTE 12. DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

		Fair Value as of
Derivative Instruments Not Designated As Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
		(In millions)
Asset Derivatives:
Note Hedge	Other noncurrent assets	$69	$113
Liability Derivatives:
Cash Conversion Option	Long-term debt	$73	$116
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss) Recognized in Income on Derivative
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
		(In millions)
Note Hedge	Non-cash convertible debt related expense	$(19)	$10	$(43)	$(34)
Cash Conversion Option	Non-cash convertible debt related expense	17	(9)	43	35
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$(2)	$1	$—	$1

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The cash conversion option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated statements of income as non-cash convertible debt related expense. The note hedge is accounted for as a derivative instrument and, as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated statements of income as non-cash convertible debt related expense.

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

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period would not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of September 30, 2011. For specific criteria related to the contingent interest features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. The fair value of the energy derivatives was not material as of September 30, 2011.

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

Wallingford Matter. In 2010, compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Energy and Environmental Protection (“CTDEEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the compliance stack testing. We, the CTDEEP and AG reached agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance and to settle all claims relating to this matter. That agreement became final as of July 20, 2011, and we have since restarted the affected unit, consistent with the approved agreement.

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

Other Matters

Other commitments as of September 30, 2011 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$279	$3	$276
Surety bonds	354	—	354

Total other commitments — net	$633	$3	$630

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

The surety bonds listed on the table above relate primarily to performance obligations ($341 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

NOTE 14. SUBSEQUENT EVENTS

In October 2011, we completed the sale of our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”) for $31 million in cash proceeds, net of transaction costs. The Madurai assets sold included our entire interest in Covanta Madurai Operating Private Limited, which provided operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. See Note 3. Business Development, Assets Held for Sale and Dispositions for additional information.

In connection with the quarterly cash dividend payable on October 14, 2011, the conversion rate for the Debentures was adjusted to 39.5441 shares of our common stock per $1,000 principal amount of the Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.29 per share and became effective on October 4, 2011.

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. During the year ended December 31, 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. On October 13, 2011, the City of Harrisburg filed for protection under the bankruptcy laws. We do not believe that the bankruptcy filing will impact our expected recovery. We intend to continue to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2011 and our results of operations for the three and nine months ended September 30, 2011, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2010 (“Form 10-K”), to which the reader is directed for additional information.

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

We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 17 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass, landfill gas and hydroelectric) and an independent power production (“IPP”) facility in Asia. We also operate waste management infrastructure that is complementary to our core EfW business. We have one reportable segment which is Americas and we are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services.

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

During the third quarter of 2011, we received notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. After construction, we will operate the facility under a 20 year contract. For additional information, see Projects Under Advanced Development or Construction below.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During the first quarter of 2011, we completed the sale of our interests in a 510 megawatt (“MW”) (gross) coal-fired electric power generation facility in the Philippines (“Quezon”) and we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”). In October 2011, we completed the sale of our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale is our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. For additional information, see Assets Held for Sale and Dispositions below.

We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. During each quarter of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011, July 6, 2011, and October 14, 2011, respectively. During the nine months ended September 30, 2011, the Board of Directors approved an additional $250 million share repurchase authorization, bringing the total authorized amount to $400 million. During the nine months ended September 30, 2011, we repurchased 13 million shares of our common stock at a weighted average cost of $16.24 per share for an aggregate amount of approximately $205 million. For additional information, see Liquidity and Capital Resources below.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•

Maximize and grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuously improving safety, health and environmental performance, working in partnership with our client communities, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, and managing our expenses. We also intend to effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs and expanding facility capacities where appropriate.

•

Grow through development and/or acquisitions in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the U.S., Canada and Europe, which we consider to be our core markets. We believe that there are numerous attractive opportunities in the United Kingdom in particular, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the EU Landfill Directive.

•

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

•

Allocate capital efficiently. We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets; effecting organic growth; investing in high value core business development projects and strategic acquisitions when available; and by returning surplus capital to our stockholders.

Factors Affecting Business Conditions and Financial Results

Economic - The general economic slowdown reduced demand for goods and services generally, which reduced overall volumes of waste requiring disposal and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.

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

At the same time, the declines in U.S. natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, pricing for energy reached historically high levels and has subsequently declined materially during both 2009 and 2010. During 2011, pricing for energy has increased modestly. At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities.

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

As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of electricity will be less available than in the past, while medium- and long-term contracts for sales of other energy products may be more attainable. As a result, following the expiration of these long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

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

Growth and Development

We are focusing our efforts on operating and enhancing our existing business and pursuing strategic growth opportunities through development and acquisitions with the goal of maximizing long-term stockholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business. We also intend to invest in and enhance the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs.

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

CONTRACT EXTENSIONS

Fairfax County Energy-from-Waste Facility

In August 2010, the service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the five year extension period.

ACQUISITION

Covanta Dade Metals Recycling Facility

In May 2011, we acquired a metals processing facility located on our Dade Florida energy-from-waste facility site. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.

PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Americas

Durham-York Energy-from-Waste Facility

During the third quarter of 2011, we received the notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. During the third quarter of 2011, we acquired a $267 million performance surety bond for this project. After construction, we will operate the facility under a 20 year contract.

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

In 2008, we and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction commenced in 2009 and the facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the project has been constructed and for one year after operations fully commence.

ASSETS HELD FOR SALE AND DISPOSITIONS

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh.

During the first quarter of 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”) and we completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc.

In October 2011, we completed the sale of our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets sold included our entire interest in Covanta Madurai Operating Private Limited, which provided operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd.

The remaining asset held for sale is our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh.

During 2011, we have received a combined total of cash proceeds of $256 million, net of transaction costs, for our interests in the three fossil fuel independent power production facilities that we have sold.

The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation. See Item 8. Financial Statements And Supplementary Data — Note 3. Business Development, Assets Held for Sale and Dispositions for additional information.

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

RESULTS OF OPERATIONS — Three and Nine Months Ended September 30, 2011 vs. Three and Nine Months Ended September 30, 2010

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	2011	2010	Three Month	Nine Month
	(Unaudited, in millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$432	$403	$1,220	$1,164	$29	$56
Total operating expenses	345	357	1,082	1,072	(12)	10

Operating income	87	46	138	92	41	46

Other income (expense):
Investment income	1	1	1	1	—	—
Interest expense	(16)	(11)	(50)	(32)	5	18
Non-cash convertible debt related expense	(9)	(10)	(20)	(30)	(1)	(10)
Other expenses, net	(11)	—	(14)	—	11	14

Total other expenses	(35)	(20)	(83)	(61)	15	22

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	52	26	55	31	26	24
Income tax expense	(2)	(15)	(3)	(18)	(13)	(15)
Equity in net income from unconsolidated investments	1	1	3	1	—	2

Income from continuing operations	51	12	55	14	39	41
(Loss) income from discontinued operations, net of income tax expense of $0, $1, $3 and $5, respectively	(7)	11	144	32	(18)	112

NET INCOME	44	23	199	46	21	153

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(2)	(2)	(3)	(4)	—	(1)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(1)	(3)	(3)	(1)	—

Total Net income attributable to noncontrolling interests in subsidiaries	(2)	(3)	(6)	(7)	(1)	(1)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$42	$20	$193	$39	22	154

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$49	$10	$52	$10	39	42
Discontinued operations, net of tax expense	(7)	10	141	29	(17)	112

Covanta Holding Corporation	$42	$20	$193	$39	22	154

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.35	$0.07	$0.37	$0.07	0.28	0.30
Discontinued operations, net of tax expense	(0.05)	0.06	0.98	0.18	(0.11)	0.80

Covanta Holding Corporation	$0.30	$0.13	$1.35	$0.25	0.17	1.10

Weighted Average Shares	139	153	143	154	(14)	(11)

Diluted:
Continuing operations	$0.35	$0.07	$0.36	$0.07	0.28	0.29
Discontinued operations, net of tax expense	(0.05)	0.06	0.98	0.18	(0.11)	0.80

Covanta Holding Corporation	$0.30	$0.13	$1.34	$0.25	0.17	1.09

Weighted Average Shares	140	154	144	155	(14)	(11)

Cash Dividend Declared Per Share:	$0.075	$—	$0.225	$1.50	0.075	(1.275)

Adjusted Earnings Per Share – Non-GAAP: (A)	$0.24	$0.24	$0.26	$0.24	—	0.02

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

Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2011 vs. Results for the Three and Nine Months Ended September 30, 2010

Operating revenues increased by $29 million and $56 million for the three and nine month comparative periods, respectively, primarily due to improved recycled metal revenues due to higher market prices; increased revenues from service fee contract escalations; increases in tip fee pricing and volume; and increased construction revenue due to the Honolulu expansion project. Operating revenues for the nine month comparative period also increased due to a full nine months of operating the Dade facility. These increases were offset by the impact of lower electricity and steam sales due to lower production at certain biomass facilities that were economically dispatched off-line, and lower energy pricing.

Excluding the non-cash write-down of assets of $32 million discussed below, operating expenses increased by $20 million and $42 million for the three and nine month comparative periods, respectively, primarily due to normal cost escalations; higher fuel related costs and increased construction expense related to the Honolulu expansion project. Operating expenses for the nine month comparative period also increased due to a full nine months of operating the Dade facility and the timing and increased scope of scheduled maintenance activities. These increases were partially offset by lower costs at certain biomass facilities that were economically dispatched off-line, and by higher alternative fuel tax credits.

During the three months ended September 30, 2010, we recorded the non-cash write-down of assets of $32 million related to a notes receivable from our Harrisburg EfW facility, the write-down of assets related to the Dublin project and write-down to fair value for corporate real estate and other assets. See Note 8. Supplementary Information of the Notes for additional information.

Excluding the write-down of assets noted above, operating income increased by $9 million and $14 million for the three and nine month comparative periods, respectively, primarily due to higher recycled metal revenues and various operational improvements, partially offset by lower debt service pass through revenue related to contract transitions and lower contribution from our biomass facilities. Operating income for the nine month comparative period was also partially offset by the timing of scheduled maintenance activities.

Interest expense increased by $5 million and $18 million for the three and nine month comparative periods, respectively, primarily due to the issuance of the 7.25% Senior Notes which were issued in December 2010, offset by lower interest expense for the Debentures, the majority of which were tendered during the fourth quarter of 2010. Non-cash convertible debt related expense decreased by $1 million and $10 million for the three and nine month comparative periods, respectively, primarily due to lower amortization of the debt discount for the Debentures and the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.

Other expense increased by $11 million and $14 million for the three and nine month comparative periods, respectively, primarily due to a $15 million recorded contractual liability to pay pre-petition claimants from restricted funds. This contractual obligation was triggered by the release of uncertain tax positions resulting from the expiration of related statutes of limitations and was reflected as tax benefit of $24 million as discussed below. For additional information, see Note 7. Income Taxes of the Notes.

The income tax expense decreased for the comparative period, which is reflective of the decrease in the overall effective tax rate from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2011 to be approximately 27.4%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 6% and 58% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate is primarily due to the impact of the reversal of uncertain tax positions related to pre-emergence tax matters resulting from the expiration of related statutes of limitations as discussed above and the impact of state tax law changes enacted in the current year on deferred state income taxes. In addition, the decrease was due to the impact of state tax law changes enacted in the current year on deferred state taxes and to the impact of certain foreign activities in the comparative prior year quarter. For additional information, see Note 7. Income Taxes of the Notes.

During each quarter of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share, which was paid on April 12, 2011, July 6, 2011, and October 14, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Regular cash dividend
Declared	$10	$—	$32	$—
Per Share	$0.075	$—	$0.225	$—
Special cash dividend
Declared	$—	$—	$—	$233
Per Share	$—	$—	$—	$1.50

During the nine months ended September 30, 2011, the Board of Directors approved an additional $250 million share repurchase authorization, bringing the total authorized amount to $400 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2011, the amount remaining under our currently authorized share repurchase program was $100 million.

Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2011	$54	3.2	$16.84
Three months ended June 30, 2011	$70	4.2	$16.58
Three months ended September 30, 2011 (a)	$81	5.2	$15.58

Nine months ended September 30, 2011	$205	12.6	$16.24

(a)	Approximately $2 million of common stock repurchased during the three months ended September 30, 2011 was paid in October 2011

Americas Segment Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2011 vs. Results for the Three and Nine Months Ended September 30, 2010

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase/(Decrease)
	2011	2010	2011	2010	Three Month	Nine Month
	(Unaudited, in millions)
Waste and service revenues	$272	$257	$799	$766	$15	$33
Electricity and steam sales	103	111	283	300	(8)	(17)
Other operating revenues	46	26	106	68	20	38

Total operating revenues	421	394	1,188	1,134	27	54

Plant operating expenses	214	212	719	696	2	23
Other operating expense	41	21	93	63	20	30
General and administrative expenses	17	15	54	55	2	(1)
Depreciation and amortization expense	48	47	141	141	1	—
Net interest expense on project debt	8	10	24	29	(2)	(5)
Write-down of assets	—	9	—	9	(9)	(9)

Total operating expenses	328	314	1,031	993	14	38

Operating income	$93	$80	$157	$141	13	16

Operating Revenues

Operating revenues for the Americas segment increased by $27 million and $54 million for the three and nine month comparative periods, respectively.

•

Waste and service revenues, excluding recycled metals revenues, increased by $8 million for the three month comparative period primarily due to increases in service fee contract escalations, higher tip fee pricing and volume, and higher special waste revenue, offset by lower revenues earned explicitly to service project debt. Waste and service revenues, excluding recycled metals revenues, increased by $18 million for the nine month comparative period primarily due to increases in service fee contract escalations, a full first quarter of operating the Dade facility, increases in tip fee pricing and volume, and higher special waste revenue, offset by lower revenues earned explicitly to service project debt.

•

Recycled metal revenues increased by $7 million and $15 million for the three and nine month comparative periods, respectively, primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the Quarters Ended
Total Recycled Metal Revenues	2011		2010	2009
March 31,		$17	$13	$5
June 30,		18	15	6
September 30,		20	13	9
December 31,		—	14	9

Total for the Year Ended December 31,	$	N/A	$55	$29

•

Electricity and steam sales decreased by $8 million for the three month comparative period due to lower price and lower energy revenue related to our biomass facilities. In addition, electricity and steam production decreased during the three months ended September 30, 2011 due to lower production caused by wet waste at energy-from-waste facilities resulting from storms in the northeast, which was offset by higher production at other facilities throughout the quarter. Electricity and steam sales decreased by $17 million for the nine month comparative period due to lower pricing, lower energy revenue related to our biomass facilities, and lower production.

•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion.

Operating Expenses

Plant operating expenses increased by $2 million for the three month comparative period primarily due to normal cost escalations and higher fuel related costs, partially offset by lower costs at certain biomass facilities that were economically dispatched off-line, and by higher alternative fuel tax credits. Plant operating expenses increased by $23 million for nine month comparative period primarily due to timing and increased scope of scheduled maintenance activities, normal cost escalations, a full first quarter of operating the Dade facility, higher fuel related costs, and lower Renewable Energy Credits, partially offset by lower costs at certain biomass facilities that were economically dispatched off-line, and by higher alternative fuel tax credits.

Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion project.

Net interest expense on project debt decreased due to lower project debt balances.

During the three months ended September 30, 2010, we recorded a non-cash impairment of $7 million related to funds advanced for certain facility improvements required to enhance facility performance at the Harrisburg EfW facility and a non-cash impairment of $2 million related to the write-down to fair value for corporate real estate and other assets. See Note 8. Supplementary Information of the Notes for additional information.

Operating Income

Excluding the non-cash write-down of assets discussed above, operating income increased by $4 million for the three month comparative period primarily due to higher recycled metal revenues, service fee contract escalation and higher tip fee pricing and volume offset by lower contribution from our biomass facilities and lower debt service pass through revenue. Excluding the non-cash write-down of assets discussed above, operating income increased by $7 million for the nine month comparative period primarily due to higher recycled metal revenues, service fee contract escalation, higher tip fee pricing and volume, and various operational improvements offset by timing of scheduled maintenance activities, lower debt service pass through revenue, and lower energy pricing at our biomass facilities.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2011 and 2010, reconciled for each such period to diluted earnings (loss) per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted Earnings Per Share from Continuing Operations	$0.35	$0.07	$0.36	$0.07
Reconciling Items (a)	(0.11)	0.17	(0.10)	0.17

Adjusted EPS	$0.24	$0.24	$0.26	$0.24

(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2011	2010	2011	2010
Loss on extinguishment of debt	$1	$—	$1	$—
Effect on income of derivative instruments not designated as hedging instruments	1	—	—	(1)
Effect of foreign exchange loss on indebtedness	(5)	—	(2)	—
Non-cash write-down of loan issued for the Harrisburg EfW facility to fund certain facility improvements (a)	—	7	—	7
Non-cash write-down of capitalized costs related to the Dublin development project (a)	—	23	—	23
Non-cash write-down of corporate real estate (a)	—	2	—	2
Contractual liability to pre-petition creditors (b)	15	—	15	—
Other	(1)	—	(1)	—

Total reconciling items, pre-tax	11	32	13	31
Proforma income tax impact (c)	(3)	(7)	(4)	(7)
Grantor trust activity	1	1	1	2
Reversal of uncertain tax positions related to pre-emergence matters (b)	(24)	—	(24)	—

Total reconciling items, net of tax	$(15)	$26	$(14)	$26

Diluted Earnings Per Share Impact	$(0.11)	$0.17	$(0.10)	$0.17

Weighted Average Diluted Shares Outstanding	140	154	144	155

(a)	See discussion in Management Discussion and Analysis – Results of Operations above.
(b)

For the three months ended September 30, 2011, the income tax provision includes a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. We had held since March 2004 $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our condensed consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the three months ended September 30, 2011. As of September 30, 2011, $15 million of the non-current restricted funds was reclassified to other current assets on our condensed consolidated balance sheet and is expected to be paid to third party claimants in the fourth quarter of 2011. The remaining $5 million was reclassified to cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2011. For additional information, see Note 7. Income Taxes of the Notes.

(c)

There is no tax benefit from the contractual liability to pre-petition creditors and minimal tax benefit from the non-cash write-down related to the Dublin assets. As a result, these items had an impact on the effective tax rate in the third quarter of 2011 and 2010, respectively. Accordingly, we are presenting this proforma calculation of the income tax effect on all reconciling items for each period to illustrate the proforma impact on income tax expense and net income. The proforma income tax impact represents the tax provision amount related to the overall tax provision calculated without the reconciling items when compared to the tax provision reported under GAAP in the condensed consolidated statement of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate	2011	2010	2011	2010
		(Unaudited)
Effective Tax Rate (a)	5.0%	51.0%	6.0%	46.3%

(a)

Our full year estimated effective tax rate (“ETR”) decreased during the third quarter of 2011 compared to our prior estimate as a result of the reversal of uncertain tax positions related to pre-emergence tax matters resulting from the expiration of the related statute of limitations. This reversal triggered a contractual liability to pay pre-petition claimants from Covanta Energy’s bankruptcy. This pre-tax expense is not deductible for income tax purposes and so this expense increases the ETR. GAAP requires the tax benefit from the reversal of the tax reserve to be recognized in full during the quarter while the ETR including the related non-deductible pre-tax expense is calculated on a full year basis. The result is a decrease of the ETR in the third quarter of 2011 followed by a large increase to the ETR for the fourth quarter of 2011. The ETR for the third quarter of 2011 was 5% and we expect the ETR for the fourth quarter of 2011 to be approximately 48%, absent discrete items.

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, through which we conduct our core waste and energy services business, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2011. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010, reconciled for each such period to net loss from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations — Adjusted EBITDA (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$49	$10	$52	$10
Depreciation and amortization expense	48	47	142	142
Debt service:
Net interest expense on project debt	8	10	24	30
Interest expense	16	11	50	32
Non-cash convertible debt related expense	9	10	20	30
Investment income	(1)	(1)	(1)	(1)

Subtotal debt service	32	30	93	91
Income tax expense (adjusted for reversal of uncertain tax positions related to pre-emergence tax matters) (a)	26	15	27	18
Reversal of uncertain tax positions related to pre-emergence tax matters (a)	(24)	—	(24)	—
Contractual liability to pre-pretition creditors (a)	15	—	15	—
Write-down of assets (b)	—	32	—	32
Loss on extinguishment of debt	1	—	1	—
Net income attributable to noncontrolling interests in subsidiaries	2	2	3	4
Other adjustments:
Debt service billing in excess of revenue recognized (c)	3	8	21	24
Non-cash compensation expense	4	3	13	13
Other non-cash items (d)	(4)	3	3	7

Subtotal other adjustments	3	14	37	44

Total adjustments	103	140	294	331

Adjusted EBITDA – Continuing Operations	$152	$150	$346	$341

(a)	See Adjusted EPS above.
(b)	See discussion in Management Discussion and Analysis — Results of Operations above.
(c)

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

(d)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flow provided by operating activities from continuing operations	$120	$103	$276	$293

Debt service	32	30	93	91

Change in working capital	(35)	1	(77)	(53)
Change in restricted funds held in trust	26	20	35	21
Non-cash convertible debt related expense	(9)	(10)	(20)	(30)
Equity in net income from unconsolidated investments	1	1	3	1
Dividends from unconsolidated investments	(1)	(2)	(5)	(4)
Current tax provision	(23)	(1)	(20)	(3)
Reversal of uncertain tax positions related to pre-emergence tax matters (a)	24	—	24	—
Change in restricted funds-other related to contractual liability to pre-petition creditors (a)	(5)	—	(5)	—
Other	22	8	42	25

Sub-total:	—	17	(23)	(43)

Continuing Operations - Adjusted EBITDA	$152	$150	$346	$341

(a)	See Adjusted EPS above.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of September 30, 2011, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $195 million and undrawn and available capacity of $300 million under our Revolving Credit Facility. In addition, we had restricted cash of $261 million, of which $145 million was designated for future payment of project debt principal.

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

Our primary future cash requirements will be to fund capital expenditures to maintain and grow our existing businesses, make debt service payments, grow our business through acquisitions and business development, and return surplus capital to our stockholders. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects or ventures. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. See Overview — Growth and Development above.

During each quarter of 2011, the Board of Directors approved a regular quarterly cash dividend of $0.075 per share which was paid on April 12, 2011, July 6, 2011, and October 14, 2011, respectively. During the second quarter of 2010, the Board of Directors declared a special cash dividend of $1.50 per share which was paid on July 20, 2010.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Regular cash dividend
Declared	$10	$—	$32	$—
Per Share	$0.075	$—	$0.225	$—
Special cash dividend
Declared	$—	$—	$—	$233
Per Share	$—	$—	$—	$1.50

During the nine months ended September 30, 2011, the Board of Directors approved an additional $250 million share repurchase authorization, bringing the total authorized amount to $400 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2011, the amount remaining under our currently authorized share repurchase program was $100 million.

Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2011	$54	3.2	$16.84
Three months ended June 30, 2011	$70	4.2	$16.58
Three months ended September 30, 2011 (a)	$81	5.2	$15.58

Nine months ended September 30, 2011	$205	12.6	$16.24

(a)	Approximately $2 million of common stock repurchased during the three months ended September 30, 2011 was paid in October 2011.

Sources and Uses of Cash Flow from Continuing Operations for the Nine Months Ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Increase (Decrease) 2011 vs 2010
	2011	2010
	(Unaudited, in millions)
Net cash provided by operating activities	$276	$293	$(17)
Net cash used in investing activities	(115)	(248)	(133)
Net cash used in financing activities	(331)	(410)	(79)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(2)

Net decrease in cash and cash equivalents	$(172)	$(365)	(193)

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2011 was $276 million, a decrease of $17 million from the prior year period. The decrease was primarily due to the semi-annual interest payment for the 7.25% Senior Notes.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2011 was $115 million, a decrease of $133 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $128 million related to the acquisition of the Dade energy-from-waste facility in the first quarter of 2010.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2011 was $331 million, a net change of $79 million from the prior period. The net change was primarily driven by lower cash dividends of $211 million and the decrease in the use of restricted funds held in trust of $48 million. These decreases in cash used in financing activities were offset by the increased use of cash paid for common stock repurchases of $166 million and $32 million to purchase outstanding Debentures in connection with the tender offer.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2011 and 2010, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP. The following is a summary of Free Cash Flow and its primary uses (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flow provided by operating activities of continuing operations	$120	$103	$276	$293
Less: Maintenance capital expenditures (a)	(14)	(8)	(61)	(57)

Continuing Operations Free Cash Flow	$106	$95	$215	$236

Weighted Average Diluted Shares Outstanding	140	154	144	155

Uses of Continuing Operations Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired	$—	$—	$(10)	$(128)
Non-maintenance capital expenditures	(9)	(10)	(30)	(26)
Acquisition of land use rights	—	(4)	(8)	(19)
Acquisition of noncontrolling interests in subsidiary	—	—	—	(2)
Other investment activities, net (b)	(3)	—	(6)	(16)

Total investments	$(12)	$(14)	$(54)	$(191)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(11)	$(233)	$(22)	$(233)
Common stock repurchased	(80)	(37)	(203)	(37)

Total return of capital to stockholders	$(91)	$(270)	$(225)	$(270)

Capital raising activities:
Net proceeds from issuance of project debt	$7	$2	$15	$5
Other financing activities, net	(1)	4	(3)	17

Net proceeds from capital raising activities	$6	$6	$12	$22

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Debt repayments:
Net cash used for scheduled principal payments of project debt (c)	$(23)	$(32)	$(76)	$(143)
Net cash used for scheduled principal payments of long-term debt	(2)	(2)	(5)	(5)
Optional repayment of corporate debt	(26)	—	(32)	—

Total debt repayments	$(51)	$(34)	$(113)	$(148)

Short-term borrowing activities—Financing of insurance premiums, net	$—	$(3)	$—	$(10)

Distributions to partners of noncontrolling interests in subsidiaries	$(2)	$(1)	$(5)	$(4)

Effect of exchange rate changes on cash and cash equivalents	$(3)	$3	$(2)	$—

Net change in cash and cash equivalents from continuing operations	$(47)	$(218)	$(172)	$(365)

(a)

Purchases of property, plant and equipment is also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Maintenance capital expenditures	$(15)	$(8)	$(61)	$(57)
Capital expenditures associated with project construction/development	(7)	(4)	(18)	(14)
Capital expenditures associated with new technology	(1)	(1)	(3)	(4)
Capital expenditures — other	—	(5)	(9)	(8)

Total purchases of property, plant and equipment	$(23)	$(18)	$(91)	$(83)

(b)

For the three and nine months ended September 30, 2011 and 2010, other investing activities was primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(c)	Calculated as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total principal payments on project debt	$(6)	$(7)	$(83)	$(102)
(Increase) decrease in related restricted funds held in trust	(17)	(25)	7	(41)

Net cash used for principal payments on project debt	$(23)	$(32)	$(76)	$(143)

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2011, we had unrestricted cash and cash equivalents of $195 million (of which approximately $132 million and $7 million was held by our international and insurance subsidiaries, respectively). Through September 30, 2011, we have repatriated over $135 million of the proceeds from the sales of our fossil fuel independent power facilities in Asia that we have closed to date, which represents the vast majority of funds that we will be able to repatriate in a tax-efficient manner. We intend to utilize the remaining funds held off-shore to invest in our international development projects.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2011, we had available credit for liquidity as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Letters of Credit as of September 30, 2011	Available as of September 30, 2011
Revolving Credit Facility (a)	$300	2013	$—	$300
Funded L/C Facility	$320	2014	$279	$41

(a)	Up to $200 million of which may be utilized for letters of credit.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 12. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K. As of September 30, 2011, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred in 2011 to maintain existing operating businesses is approximately $230 million as of September 30, 2011.

Long-Term Debt

Long-term debt is as follows (in millions):

	As of
	September 30, 2011	December 31, 2010
7.25% Senior Notes due 2020	$400	$400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to Cash Convertible Senior Notes	(74)	(91)
Cash conversion option derivative at fair value	73	116

3.25% Cash Convertible Senior Notes, net	459	485

1.00% Senior Convertible Debentures due 2027	25	57
Debt discount related to Convertible Debentures	—	(3)

1.00% Senior Convertible Debentures, net	25	54

Term Loan Facility due 2014	621	626

Total	1,505	1,565
Less: current portion	(31)	(7)

Total long-term debt	$1,474	$1,558

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 59.4517 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.82 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

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

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures. During the nine months ended September 30, 2011, an additional $32 million of the Debentures were purchased for which we recorded a loss on extinguishment of debt of $1 million, pre-tax. The loss on extinguishment of debt was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered. As of September 30, 2011, there was $25 million aggregate principal amount of the Debentures outstanding. We may purchase Debentures that remained outstanding following expiration of the tender offer in the open market, in privately negotiated transactions, through tender offers, exchange offers, by redemption or otherwise.

As of September 30, 2011, under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, based on a conversion rate of 38.9883 shares of our common stock per $1,000 principal amount of Debentures, (which represents a conversion price of approximately $25.65 per share) or approximately 1 million issuable shares. As of September 30, 2011, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures. In connection with the quarterly cash dividend payable on October 14, 2011, the conversion rate for the Debentures was adjusted to 39.5441 shares of our common stock per $1,000 principal amount of the Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.29 per share and became effective on October 4, 2011.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Item 1. Financial Statements — Note 12. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for our energy-from-waste projects was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2011 aggregated to $209 million.

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

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third-party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, and United States government agency securities. Restricted fund balances are as follows (in millions):

	As of
	September 30, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$72	$73	$84	$72
Debt service funds - interest	8	—	6	—

Total debt service funds	80	73	90	72
Revenue funds	47	—	18	—
Other funds	27	34	18	35

Total	$154	$107	$126	$107

Of the $261 million in total restricted funds as of September 30, 2011, approximately $145 million was designated for future payment of project debt principal.

Capital Requirements

Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2010. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

Other Commitments

Other commitments as of September 30, 2011 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$279	$3	$276
Surety bonds	354	—	354

Total other commitments — net	$633	$3	$630

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

The surety bonds listed on the table above relate primarily to performance obligations ($341 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. During the second quarter of 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. As of December 2010, the fair value of plan assets exceeded accumulated benefit obligations for the pension plan. The actual settlement amount will fluctuate based on future market performance, such as interest costs and actual return on plan assets, and employees’ disbursement elections. We anticipate the actual settlement will take place in the second half of 2012.

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. During the year ended December 31, 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. On October 13, 2011, the City of Harrisburg filed for protection under the bankruptcy laws. We do not believe that the bankruptcy filing will impact our expected recovery. We intend to continue to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.

Recent Accounting Pronouncements

See Note 2. Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2011 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes during the nine months ended September 30, 2011 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of September 30, 2011, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes during the nine months ended September 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, the Board of Directors approved an additional $250 million share repurchase authorization, bringing the total authorized amount to $400 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.

The following table provides information as of September 30, 2011 with respect to shares of common stock we repurchased during the third quarter of fiscal 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
July 1 -July 31	0.5	$ 17.01	0.5	$ 72
August 1 - August 31	3.7	$ 15.42	3.7	$ 15
September 1 - September 30	1.0	$ 15.39	1.0	$ 100

Total:	5.2	$ 15.58	5.2

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

During the nine months ended September 30, 2011, we repurchased 216,605 shares of our common stock in connection with tax withholdings for vested stock awards.

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

Date: October 24, 2011