Form 10-K
period 2011-12-31
COVANTA HOLDING CORP
filed 2012-02-15
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-06732

COVANTA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)
445 South Street, Morristown, N.J.	07960
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (862) 345-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	January 27, 2012
Common Stock, $0.10 par value per share	136,074,609 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders.

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

About Covanta Holding Corporation

Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services.

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. In the Americas, we process approximately 19 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. In total, these assets produce over 10 million megawatt hours of baseload electricity annually, representing approximately 7% of the nation’s non-hydroelectric renewable power. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 15 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). We also operate a waste management infrastructure that is complementary to our core EfW business.

We own and hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, primarily in the United Kingdom, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions.

We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance; however these collectively account for less than 1% of our consolidated revenue.

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. Additional information about our reportable segments is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.

The Energy-From-Waste Process

Energy-from-waste facilities produce energy through the combustion of non-hazardous municipal solid waste (“MSW”) in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting, or sizing. In a typical mass-burn facility, waste collection trucks deliver waste to the facility, where it is dumped into a concrete storage pit, then loaded by an overhead crane into a feed chute leading to a furnace. The waste is combusted in a self-sustaining process at temperatures greater than 2,000 degrees Fahrenheit, and heat from the combustion process converts water inside steel tubes that form the furnace walls and boilers into steam. A superheater further heats the steam before it is either sent to a turbine generator to produce electricity (in most facilities), or sold directly to industrial or commercial users. From the boiler, the cooled gases enter an advanced air pollution control system, where scrubbers neutralize any acid-forming gases and a high-efficiency fabric baghouse captures more than 99% of particulate matter. The process reduces the waste to an inert ash that is only about 10% of its original volume. In addition, ferrous and non-ferrous metals are removed and recycled during the process. On average, each ton of waste processed yields approximately 550 kilowatt hours of electricity and approximately 50 pounds of recycled metal. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion and a gasification technology, in which waste is heated to create gases which are then combusted. Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process.

Environmental Benefits of Energy-From-Waste

We believe that energy-from-waste offers solutions to public sector leaders around the world in addressing two key issues: sustainable waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities, we reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 20 times more potent a GHG than carbon dioxide (“CO2”), lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. Based on estimates using the United States Environmental Protection Agency’s (“EPA”) Decision Support Tool, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. In addition, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners in North America, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•

Grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuously improving safety, health and environmental performance, working in partnership with our client communities, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, and managing our expenses. We also intend to effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs and expanding our customer base and service offerings.

•

Expand through development and/or acquisitions in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the United States and Canada, which we consider to be our core markets. In addition, we believe that there are numerous attractive opportunities in the United Kingdom, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the European Union (“EU”) Landfill Directive.

We believe that our approach to development opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential new projects will be structured and financed. In general, prior to the commencement of construction of a new facility, we intend to enter into long-term contracts with municipal and/or commercial customers for a substantial portion of the disposal capacity and obtain non-recourse project financing for a substantial portion of the capital investment. We intend to finance new projects in a prudent manner, minimizing the impact on our balance sheet and credit profile at the parent company level where possible.

•

Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas, and have developed and have patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance.

•

Advocate for public policy favorable to energy-from-waste. We seek to educate policymakers and regulators about the environmental and economic benefits of energy-from-waste and advocate for policies and regulations that appropriately reflect these benefits. Energy-from-waste is a highly regulated business, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

•

Allocate capital efficiently. We plan to allocate capital to maximize stockholder value by: investing in our existing businesses to maintain and enhance assets; effecting organic growth; investing in high value core business development projects and strategic acquisitions when available; and by returning surplus capital to our stockholders.

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We seek to achieve continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative,” an umbrella program under which we are:

•	investing in research and development of new technologies to enhance existing operations and create new business opportunities in renewable energy and waste management;
•	exploring and implementing processes and technologies at our facilities to improve energy efficiency and lessen environmental impacts;
•	adding complementary services to enhance existing processes and improve the local environmental profile of our operations; and
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

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the general economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated green jobs) as viable alternatives to reliance on fossil fuels as a source of energy.

The United States Congress has considered proposals designed to encourage two broad policy objectives: increased renewable energy generation and reduction of fossil fuel usage and related GHG emissions. Both the House of Representatives and the Senate have considered bills that address both policy objectives, by means of a phased-in national clean energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included among the technologies that help to achieve both of these policy objectives. We believe Congress is unlikely in the near term to pursue cap-and-trade approaches to GHG reduction, and more likely to concentrate on encouraging a shift to cleaner energy generation through renewable technologies and other means. While legislation effecting new energy policy is far from certain and Congress is expected to focus instead on budget issues and election-year politics during 2012, we believe the continued direction of Congressional efforts regarding energy policies could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Growth and Development

We intend to grow our business through expanding the capabilities of our existing business, and adding new projects through development and/or acquisition, all with the goal of maximizing long-term stockholder return. Our growth opportunities include: organic growth, new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We will effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs in areas such as metals recovery, and expanding our customer base and service offerings.

We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing acquisition-based growth in the United

States, Canada, and the United Kingdom. We will also continue to pursue growth through development opportunities in the same markets, where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.

We have a project development pipeline and continue to pursue several billion dollars worth of energy-from-waste opportunities. However, there is substantial time and uncertainty involved in the bidding, permitting and development process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for all of our development projects.

Additional details related to recent acquisitions and business development are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Growth and Development.

AMERICAS SEGMENT

Energy-From-Waste Projects

Energy-from-waste projects have two essential purposes: to provide waste disposal services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity or steam generated by the projects is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under contracts, which expire on various dates between 2012 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

Our energy-from-waste projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam, and (3) the sale of ferrous and non-ferrous metals that are recycled as part of the energy-from-waste process. We may also generate additional revenue from the construction or expansion of a facility when a municipal client owns the facility. Our customers for waste disposal or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial and special waste customers. Our facilities sell energy primarily to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States).

We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from ash disposal fees or operating fees. In addition, we own, and in some cases operate, other renewable energy projects in the Americas segment which generate electricity from wood waste (biomass) and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities under contracts or into the regional power pool at short-term rates. For these projects, we receive revenue from sales of energy, capacity and/or cash from equity distributions and additional value from the sale of renewable energy credits.

Contract Structures

We currently operate energy-from-waste projects in 16 states and one Canadian province, and are constructing an energy-from-waste project in a second Canadian province. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.

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

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	14	11	16
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (typically retain 10%)	Share with client (typically retain 10%)
Metals revenue:	Covanta retains 100%	Share with client	Share with client
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts	Client owns the facility; extend with Covanta or tender for new contract

The following describes features generally common to these agreements, as well as important distinctions among them:

•

We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if our municipal client so desires.

•

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

•

Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating and maintaining projects or for processing waste received, and payments we receive for electricity and/or steam we sell.

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

•

The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Client communities have consistently met their commitment to deliver the stated quantity of waste. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under certain circumstances without cause.

•

Our financial returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

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

As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of electricity will be less available than in the past, while medium- and long-term contracts for sales of other energy products may be more attainable. As a result, following the expiration of these long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. We have entered into contractual arrangements in order to mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.

In conjunction with our energy-from-waste business, we also own and/or operate 13 transfer stations and four ash landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.

Biomass Projects

We own and operate seven wood-fired generation facilities and have a 55% interest in a partnership which owns another wood-fired generation facility. Six of these facilities are located in California, and two are located in Maine. The combined gross energy output from these facilities is 191 megawatts (“MW”). We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that are either fixed or float with the market.

At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. Since 2009, this margin has been negative at certain of our biomass facilities. At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations off-line where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities. In 2011, 2010 and 2009, revenue from our biomass projects represented approximately 4%, 5% and 6%, respectively, of our Americas segment revenue.

Hydroelectric

We own a 50% equity interest in two small run-of-river hydroelectric facilities located in the State of Washington which sell energy and capacity to Puget Sound Energy under long-term energy contracts. We have a nominal equity investment in two hydroelectric facilities in Costa Rica.

Summary information with respect to our Americas segment projects as of December 31, 2011 is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Disposal (TPD)	Gross Electric (MW)	Nature of Interest	Service/ Waste Disposal	Energy
A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Southeast Massachusetts (1)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	N/A
4.	Indianapolis (2)	Indiana	2,362	6.5	Owner/Operator	2018	2028
5.	Niagara (2)	New York	2,250	50.0	Owner/Operator	N/A	2013-2024
6.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
7.	Union County (3)(4)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
8.	Tulsa (2)	Oklahoma	1,125	16.5	Owner/Operator	2012	2019
9.	Alexandria/Arlington (5)	Virginia	975	22.0	Owner/Operator	2019	2023
10.	Kent County	Michigan	625	16.8	Operator	2023	2023
11.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
12.	Wallingford (3)	Connecticut	420	11.0	Owner/Operator	2020	N/A
13.	Springfield	Massachusetts	400	9.4	Owner/Operator	2014	N/A
14.	Pittsfield	Massachusetts	240	8.6	Owner/Operator	2015	2015
	SERVICE FEE (OWNED) STRUCTURES
15.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2016	2015
16.	Essex County (3)	New Jersey	2,277	66.0	Owner/Operator	2020	2020
17.	Plymouth	Pennsylvania	1,216	32.0	Owner/Operator	2014	2012
18.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
19.	Stanislaus County	California	800	22.4	Owner/Operator	2016	2012
20.	Huntington (6)	New York	750	24.3	Owner/Operator	2019	2012
21.	Babylon	New York	750	16.8	Owner/Operator	2019	2018
22.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
23.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
24.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
25.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
	SERVICE FEE (OPERATED) STRUCTURES
26.	Dade (1)	Florida	3,000	77.0	Operator	2023	2013
27.	Honolulu (1)(7)	Hawaii	2,160	90.0	Operator	2032	2015
28.	Hartford (1)(8)	Connecticut	2,000	68.5	Operator	2012	2012
29.	Lee County	Florida	1,836	57.3	Operator	2024	2028
30.	Montgomery County (7)	Maryland	1,800	63.4	Operator	2016	2012
31.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
32.	Long Beach	California	1,380	36.0	Operator	2018	2018
33.	York	Pennsylvania	1,344	42.0	Operator	2015	2016
34.	Hennepin County (2)	Minnesota	1,212	38.7	Operator	2018	2018
35.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
36.	Pasco County	Florida	1,050	29.7	Operator	2016	2024
37.	Harrisburg (3)	Pennsylvania	800	20.8	Operator	2018	N/A
		British
38.	Burnaby	Columbia	800	23.9	Operator	2025	2013
39.	Huntsville (2)(7)	Alabama	690	—	Operator	2016	2014
40.	MacArthur (3)	New York	486	12.0	Operator	2015	N/A
41.	Hudson Valley	New York	450	9.8	Operator	2014	2014

		SUBTOTAL	54,038	1,481.3

			Design Capacity			Contract Expiration Dates
		Location	Waste Disposal (TPD)	Gross Electric (MW)	Nature of Interest	Service/ Waste Disposal	Energy
B.	ANCILLARY WASTE PROJECTS
	ASH LANDFILLS
42.	CMW - Semass	Massachusetts	1,700	N/A	Operator	2020	N/A
43.	Peabody	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
44.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
45.	Springfield	Massachusetts	175	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	3,130
	TRANSFER STATIONS
46.	Derwood	Maryland	2,500	N/A	Operator	2016	N/A
47.	Girard Point	Pennsylvania	2,500	N/A	Owner/Operator	2012	N/A
48.	58th Street	Pennsylvania	2,000	N/A	Owner/Operator	2012	N/A
49.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2030	N/A
50.	Abington	Pennsylvania	940	N/A	Operator	2014	N/A
51.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
52.	Mamaroneck	New York	800	N/A	Lessee/Operator	N/A	N/A
53.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
54.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
55.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A
56.	Mt. Kisco	New York	350	N/A	Lessee/Operator	N/A	N/A
57.	Danvers	Massachusetts	250	N/A	Operator	2014	N/A
58.	Essex	Massachusetts	6	N/A	Operator	2015	N/A

		SUBTOTAL	13,231
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
59.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
60.	Pacific Ultrapower Chinese Station (9)	California	N/A	25.6	Part Owner	N/A	2017
61.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
62.	Jonesboro (3)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
63.	West Enfield (3)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
64.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
65.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
66.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015

		SUBTOTAL		190.6
	HYDROELECTRIC
67.	Rio Volcan (10)	Costa Rica	N/A	17.0	Part Owner	N/A	N/A
68.	Don Pedro (10)	Costa Rica	N/A	14.0	Part Owner	N/A	N/A
69.	Koma Kulshan (11)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
70.	South Fork (11)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL		48.0
	LANDFILL GAS
71.	Haverhill (3)	Massachusetts	N/A	1.6	Lessee/Operator	N/A	N/A

(1)	These facilities use a refuse-derived fuel technology.
(2)	These facilities have been designed to export steam for sale.
(3)	These facilities sell electricity into the regional power pool at prevailing rates.
(4)

We amended the waste disposal agreement and facility site lease with the Union County Utilities Authority to extend their terms from 2023 to 2031 and to increase the Union County Utilities Authority’s waste disposal commitment.

(5)

We entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria energy-from-waste facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.

(6)	Owned by a limited partnership in which the limited partners are not affiliated with us.
(7)	These facilities have termination rights after 2016.
(8)

We operate only the boilers and turbines for this facility until May 31, 2012 under contracts with the Connecticut Resource Recovery Authority (“CRRA”). In 2010, the CRRA selected a new vendor to operate this facility beyond the May 31, 2012 expiration date if certain conditions are satisfied.

(9)	We have a 55% ownership interest in this project.
(10)	We have nominal ownership interests in these projects.
(11)	We have a 50% ownership interest in these projects.

OTHER PROJECTS

Outside the Americas segment, we presently have interests in international power projects in China and Italy, almost all of which are EfW projects. We intend to develop or participate in additional international projects, particularly energy-from-waste projects, where the regulatory and market environments are attractive. With respect to some international energy-from-waste projects, ownership transfer to the sponsoring municipality (for nominal consideration) is required following expiration of the project’s long-term operating contract. The ownership and operation of facilities in foreign countries potentially entails significant political and financial uncertainties that typically are not encountered in such activities in the United States, as described below and discussed in Item 1A. Risk Factors.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In 2011, we completed the following sales: our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”); our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”); and our majority equity interests in our 106 MW (gross) heavy fuel-oil fired electric power generation facility, also in Tamil Nadu, India (“Madurai”). The remaining asset held for sale was our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. For additional information see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development, Acquisitions and Dispositions and Note 4. Assets Held for Sale.

Energy-From-Waste

•

We and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate a 1,800 metric ton per day (“tpd”) energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction commenced in 2009 and the facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 480 million (approximately $76 million as of December 31, 2011) in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. for one year after operations fully commence. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•

We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million (approximately $26 million as of December 31, 2011) in project financing which, together with available cash from existing operations, funded construction costs. Following completion of construction, the facility began processing waste during the second quarter of 2011.

•

We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects, providing design and engineering, procurement, construction services and equipment sales for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd, 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project), and has a contract to operate the Chengdu project discussed above. Chongqing Iron & Steel Group

Environmental Investment Co. Ltd., a wholly owned subsidiary of Chongqing Iron & Steel Company (Group) Ltd., holds the remaining 60% equity interest in Sanfeng. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

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

Summary information with respect to our other energy-from-waste projects as of December 31, 2011 is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Disposal (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Service/ Waste Disposal	Energy
A.	ENERGY-FROM-WASTE – TIP FEE STRUCTURES
1.	Chengdu (1)	China	1,800	36	Part Owner/Operator	2033	N/A
2.	Fuzhou (2)	China	1,200	24	Part Owner/Operator	2032	N/A
3.	Tongqing (2)	China	1,200	24	Part Owner/Operator	2027	N/A
4.	Trezzo	Italy	500	18	Part Owner	2023	2023
5.	Taixing (3)	China	350	30	Part Owner/Operator	2034	2014

		SUBTOTAL	5,050	132

(1)	We have a 49% ownership interest in this project. The expiration dates for the waste disposal contract and energy contract are renewed annually.
(2)

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

(3)	We have an 85% ownership interest in this project.

Independent Power Projects

•

We have a majority equity interest in a 24 MW (gross) coal-fired cogeneration facility in Taixing City, Jiangsu Province, People’s Republic of China. The project entity, in which we hold a majority interest, operates this project. The party holding a minority position in the project is an affiliate of the local municipal government. While the steam produced at this project is intended to be sold under a long-term contract to its industrial host, in practice, steam has been sold on a short-term basis to either local industries or the industrial host, in each case at varying rates and quantities. The electric power is sold at an “average grid rate” to a subsidiary of the provincial power bureau.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

Waste disposal

The United States generates approximately 390 million tons of waste annually (over 1.2 tons for every person), which is approximately 15% of the world’s total. Of that amount, approximately 24% is recycled, 69% is landfilled, and 7% is processed by energy-from-waste (of which approximately two-thirds is processed by us). While in the United States, waste generation has declined over the past three years, reflecting the downward trend in the Gross Domestic Product, over the past 19 years it has steadily increased, growing at an average rate of 1.3%. At the same time, the number of landfills in the United States has decreased dramatically, from over 7,500 in 1986 to fewer than 2,000 today. We believe that these longer-term trends and the fact that waste disposal is an essential service, will provide meaningful long-term opportunities for our industry.

Energy-from-waste is an important part of the waste management infrastructure of the United States, with approximately 86 facilities currently in operation, processing over 25 million tons and serving the needs of over 25 million people, while producing enough electricity for 1.3 million homes. The use of energy-from-waste is even more prevalent in Western Europe and many countries in Asia, such as Japan. Over 2,000 energy-from-waste facilities are in use today around the world, processing approximately 200 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, energy-from-waste is designated as a superior solution to landfilling.

Renewable energy

Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 11% of electricity is generated from renewable sources, two-thirds of which is hydroelectric power.

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

Factors Affecting Business Conditions and Financial Results

Economic - The economic slowdown reduced demand for goods and services generally, which reduced overall volumes of waste requiring disposal and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. However, the downturn in economic activity that began in 2008 has reduced waste generation rates in the northeast United States which subsequently caused market waste disposal prices to decline modestly. Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities has been materially affected by economic activity. Pricing for recycled metals reached historically high levels during 2008, declined materially during 2009 and has rebounded substantially during 2010 and 2011.

At the same time, the declines in United States natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. During 2008, gas pricing reached historically high levels and has subsequently declined materially during 2009 while showing minor improvement in 2010. The 2011 gas prices were lower than 2010 which caused our energy revenue to decline. The decline in gas prices in 2011 is attributed to several factors such as increased gas supply from shale formations, generally mild weather conditions, the delay in the implementation of certain environmental regulations and the continued sluggish economy and associated economic uncertainty.

At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice until we experience increased energy revenue, or decreased fuel costs or both.

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

In the Americas segment waste disposal market, disposal service providers seek to obtain waste supplies for their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At our service fee energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our energy-from-waste facilities governed by tip fee contracts and our waste procurement services businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These energy-from-waste projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer disposal services at attractive prices. Our business does not include waste collection operations.

If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted disposal capacity will decrease and we will need to compete in the regional market for waste disposal at the facilities we own. At that point, we will compete on price with landfills, transfer stations, other energy-from-waste facilities and other waste disposal technologies that are then offering disposal service in the region. At projects we own, we generally have access to or ownership of all real estate rights necessary to conduct our business following any expiration of waste disposal or service contracts, subject to certain rights of the client community.

With respect to our sales of electricity and other energy products, we currently sell the majority of our output pursuant to long-term contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output into competitive energy markets and, as such, generally expect to have a growing exposure to energy market price volatility. In certain countries where we are seeking new energy–from-waste projects, such as the United Kingdom, we may sell our electricity output pursuant to short-term arrangements with local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. If we are successful developing projects in these markets, we expect to have exposure to electricity price fluctuations.

As our existing contracts expire, and as energy prices continue to fluctuate in the United States and other countries, we may sell our output pursuant to short-term agreements or directly into regional electricity grids, in which case we would have relatively greater exposure to energy market fluctuations. See discussion under Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire for additional information concerning the expiration of existing contracts. We have entered into contractual arrangements in order to mitigate our exposure to this volatility through a variety of hedging techniques, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.

As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be less available on attractive terms in the marketplace. We also expect that medium- and long-term contracts for the sale of electricity will be less available than in the past, while medium- and long-term contracts for sales of other energy products may be more attainable. As a result, following the expiration of these long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Additional Conditions Affecting Our Organic Growth

Our business offers diverse solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of innovation in all of its forms to provide these solutions. For many years, we have focused on continuous improvement in existing processes and initiating creative solutions to expand the capabilities of our existing business, all with the goal of maximizing long-term stockholder return. These efforts are yielding organic growth opportunities which we believe will grow earnings even in the absence of large capital intensive development and/or acquisition projects, and include:

•	contract extensions,
•	investing in enhanced metals recycling processes and technologies,
•	expanding our specialty waste disposal services,
•	expanding our services to businesses for whom a “zero landfill” alternative is attractive, and
•	small acquisitions of other businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses.

We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business. For example, in 2011, along with a development partner, we were awarded a contract to site, build, and operate a compressed natural gas (“CNG”) fueling station for use by public and private municipal waste haulers who have converted their diesel vehicle fleets to cleaner, more economical and more efficient compressed natural gas vehicles. Under our Covanta 4Recovery offerings, we provide waste procurement and logistics, environmental services, metals recycling, e-waste recycling, energy recovery initiatives to reach zero landfill status, and secure destruction services.

These efforts are each designed to be consistent with our mission to be the world’s leading energy-from-waste company and represent an investment in our future that we believe will create additional opportunities and enhance stockholder value.

Additional Conditions Affecting Our Growth through Acquisitions and Development

Competition for new contracts and projects is intense in all markets in which we conduct or intend to conduct business, and our businesses are subject to a variety of competitive, regulatory and market influences.

The marketplace in the Americas segment for new renewable energy projects, including energy-from-waste projects, may be affected by the general economic slowdown, as well as the outcome of current policy debates described below under Regulation of Business — Regulations Affecting Our Americas Segment — Recent Policy Debate Regarding Climate Change and Renewable Energy.

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the general economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated green jobs) as viable alternatives to reliance on fossil fuels as a source of energy.

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

We believe that mass-burn combustion technology is now the predominant technology used for the combustion of municipal solid waste in large-scale applications. Through facility acquisitions, we own and/or operate energy-from-waste facilities which utilize various technologies from several different vendors, including non-Martin mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional energy-from-waste projects internationally, we will consider mass-burn combustion and other technologies, including technologies other than those offered by Martin, which best fit the needs of the local environment of a particular project. In addition, we will continue to consider technologies better suited for smaller scale applications, including gasification technologies.

We believe that all forms of energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling nitrogen oxide (“NOx”) emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at ten of our facilities and will install such systems at two facilities that are currently under construction. We also developed and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

Environmental Regulations — Recent Developments

MACT Rules — EPA is authorized under the Clean Air Act to issue rules periodically which tighten air emission requirements to achievable standards, as measured under a specified analytical framework. EPA is required to establish these rules (referred to as the “MACT Rules” for a variety of industries, including new and existing municipal waste combustion (“MWC”) units. Our facilities comply with all current MACT Rules. During 2011, EPA issued MACT Rules for several industries, including those applicable to our biomass facilities, and it is expected to issue MWC MACT Rules during 2012 or 2013. The MWC MACT Rules are expected to lower the emission limits for most of the regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our facilities.

In the context of MACT Rules previously issued for other industries, the EPA’s analytical framework for setting new emission limitations has been challenged in courts, thus far unsuccessfully, and the rules have been the subject of political pressure from various industry groups and members of Congress sensitive to impacts on jobs and economic growth prospects. We are actively engaged in the discussion with EPA regarding these issues, both in the context of MACT Rules that are applicable to our biomass facilities, and those which are expected to be issued and applicable to our EfW facilities.

Revised PM2.5 Rule — In 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“Revised PM2.5 Rule”). Unlike the Revised MACT Rule discussed above, the Revised PM2.5 Rule is not specific to energy-from-waste facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the Revised PM2.5 Rule will be on those areas in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s Revised PM2.5 Rule will guide state implementation plan (“SIP”) revisions and could result in more stringent regulation of certain energy-from-waste facility emissions that already are regulated by the Revised MACT Rule. In October 2009, EPA issued “non-attainment” designations pursuant to the Revised PM2.5 Rule for 211 counties in 25 states, including 8 states in which we operate. SIP revisions to meet the Revised PM2.5 Rule presently are not due until April 2013. At this time, however, we do not anticipate any new PM2.5 emission control requirements for existing MWCs which would be implemented as a result of this regulatory activity.

In some cases, the costs incurred to meet the Revised MACT Rule at facilities may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts;

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

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size and other applicable requirements, referred to as “QF”), under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Each of our United States generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt, or the subsidiary owning the facility has been determined to be a EWG.

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

Recent Policy Debate Regarding Climate Change and Renewable Energy

While public and political debate has subsided recently over the need for additional regulation of GHG emissions (principally carbon dioxide (“CO2”) and methane) as a contributor to climate change, we expect the debate to resume and any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however energy-from-waste is internationally recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•	Avoids CO2 emissions from fossil fuel power plants;
•	Avoids methane emissions from landfills; and
•	Avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.

In addition, energy-from-waste facilities are a domestic source of energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.

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

The United States Congress continues to focus attention on proposals designed to encourage increased renewable energy generation and reduced fossil fuel usage. However, Congress has shifted its focus away from comprehensive greenhouse gas emission reduction policies. Previously, the House of Representatives and the Senate have considered bills that address both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system with a market-based emissions trading system aimed at reducing emissions of CO2 below baseline levels. Energy-from-waste and biomass have generally been included among technologies that help to achieve both of these policy objectives. In the near term, we believe, Congress is unlikely to pursue cap-and-trade approaches to GHG reduction, and more likely to concentrate on encouraging a shift to cleaner energy generation through renewable technologies and other means.

While we believe that budget issues and election year politics will dominate the legislative agenda during 2012, Congress is expected to continue to debate energy policy and ultimately enact some form of legislation regarding the need to encourage clean, renewable electricity generation. Given the recent economic challenges and related unemployment, policy makers are also expected to focus on economic growth, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of green jobs that will be consistent with this focus.

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

In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). During 2009, the EPA issued its finding that current and projected atmospheric concentrations of GHGs threaten the public health and welfare of current and future generations. In 2011, GHG emissions became subject to the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. While the inclusion of GHGs under the Title V program does not introduce new requirements for existing facilities other than additional reporting requirements, the inclusion of GHGs under PSD will impact new facilities and potentially expansions of existing facilities. In 2011, the EPA also finalized a three year deferral of CAA requirements for biogenic CO2 emissions. During the deferral, EPA has committed to a scientific study of the climate impacts of biogenic CO2 emissions in response to growing questions regarding the carbon neutrality of certain types of biomass, for example, the use of standing timber for energy generation. In contrast, Covanta’s biogenic fuel sources, predominately the biogenic portion of municipal solid waste and forestry and agricultural residues, are widely recognized as sustainable sources of biogenic carbon that can play an important role in reducing overall GHG emissions. We cannot predict at this time the potential impact to our business of the EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.

While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or energy-from-waste businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example, the Regional Greenhouse Gas Initiative (“RGGI”), is a regional “cap-and-trade” program focused on fossil fuel-fired electric generators. RGGI does not directly affect energy-from-waste facilities; however, we continue to monitor developments with respect to state implementation of RGGI.

In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”), the Global Warming Solutions Act of 2006, which seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which, beginning with its commencement in 2012, could impose additional costs on our California energy-from-waste facilities, but not our biomass facilities. While the majority of costs associated with compliance with AB32 are generally borne by our client communities in California, we are working to mitigate any cost impact on our business.

Efforts also are underway, through the Western Climate Initiative (“WCI”), to reduce GHG emission through a regional “cap-and-trade” program. As currently envisioned, WCI would operate in California and four Canadian provinces, including British Columbia and Ontario. Unlike RGGI, WCI is not limited in scope to fossil electric generation and may subject our energy-from-waste facilities in covered states and provinces to additional regulatory requirements, although we cannot predict the outcome of the program or its associated rulemaking at this time. We continue to monitor developments with respect to the developing WCI and intend to participate in the rulemaking process.

We expect that initiatives intended to reduce GHG emissions, such as RGGI, WCI and any federal legislation that would impose similar “cap-and-trade” programs, may cause electricity prices to rise, thus potentially affecting the prices at which we sell electricity from our facilities which sell into the market. Many states have shifted their focus away from developing comprehensive “cap and trade” programs. Additionally, New Jersey has ended its participation in the RGGI program, and six states have pulled out of the WCI. However, some states are incorporating climate considerations into smaller, more targeted policies, and we continue to be engaged in those debates to advocate recognition of EfW’s climate benefits.

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

International Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale either to the year 2016 (as is the case in Ireland) or where a derogation has been granted (as is the case in the United Kingdom) to 2020, the amount of biodegradable municipal waste which member countries may dispose of to a landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on air emissions from the incineration and co-incineration of waste. The United Kingdom and Ireland, the two primary European Union member states in which we currently compete, are both subject to the Directives above.

In response to these Directives and in furtherance of its policies to reduce GHG emissions, the United Kingdom now imposes taxes on landfilling of waste: £48/metric ton in the 2010/11 tax year, increasing annually by £8/metric ton to £80/metric ton in 2014/15. The government has made a commitment that this will be a floor level for the tax at least until 2020 and has indicated that further increases have not been ruled out. Through the Waste and Emissions Trading Act 2003, each waste disposal authority in the United Kingdom has been constrained in the amount of biodegradable waste it may landfill each year through a system of declining annual landfill allowances. In England, this mechanism is the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a “cap-and-trade” program which reduces the capped amount of waste that can be landfilled each year through 2020 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste disposal authorities and substantial penalties (£150 per excess metric ton) are levied against authorities not in compliance. However, largely as a result of the success of the recent increases in landfill tax in diverting waste from landfills, the Department for Environment, Food and Rural Affairs 2011 review of waste policy in England concluded that LATS is no longer required to secure compliance with European Union requirements. LATS will be discontinued from April 2013. Wales, Scotland and Northern Ireland have different implementation schemes, increasingly underpinned by binding zero waste to landfill targets. Energy-from-waste facilities in the United Kingdom with combined heat and power may also be eligible for various green certificates which are designed to promote the contribution of renewable sources to electricity production. These include (1) Renewables Obligation (“RO”) Certificates, which are tradable certificates issued in respect of eligible renewable source electricity generated within the United Kingdom and supplied to customers in the United Kingdom by a licensed supplier, (2) tradable Levy Exemption Certificates, which exempt the holder from the United Kingdom Climate Change Levy, and (3) Renewable Energy Guarantees of Origin (“REGOs”), which constitute evidence that electricity was generated from a renewable source. A Renewable Heat Incentive (in effect mirroring the

RO in relation to the provision of renewable heat) was introduced during 2011, for which steam for heating and cooling supplied from qualifying energy-from-waste projects is eligible. In addition, the government has committed to the introduction of a Carbon Price Floor (“CPF”) mechanism to guarantee a long-term minimum price for carbon. The CPF will sit on top of the carbon price set within the European Union Emission Trading Scheme (known as “ETS”) to give a minimum carbon price of £16/tonne when the mechanism is introduced in 2013, rising to £70 in 2030. Energy-from-waste generating stations will be exempt from the CPF.

Similarly in Ireland, the obligation to divert biodegradable waste from landfill, in accordance with the Landfill Directive, has led to policies that promote energy-from-waste facilities over landfill, including a per metric ton landfill levy and proposed conditions in the operating permits for landfilling that, when adopted, will restrict disposal to landfills of this source of GHG. In order to disincentivise further landfill and encourage the movement of waste up the waste hierarchy, the Irish government took powers through the Environment (Miscellaneous Provisions) Act 2011 to increase substantially the landfill levy. It increased the current rate from €30 per metric ton to €50 per metric ton and announced that the rate will rise to €75 per metric ton in 2013. In addition, the biodegradable fraction of waste treated in energy-from-waste facilities in Ireland is eligible for renewable support designed to enable Ireland to meet its targets under Directives 2009/28/EC of 16% of gross final consumption of energy from renewable sources in 2020 and government targets of 40% of electricity consumption from renewable sources by 2020. The Renewable Energy Feed-in-Tariff (“REFIT”) Scheme launched in 2006 and extended in 2009 also supports the construction of renewable generation from, amongst other things, biomass. Energy-from-waste facilities may also be eligible for REGOs in respect of the energy generated from the biodegradable fraction of the waste that is thermally treated in Ireland, although the extent to which REGOs will be tradable has not yet been determined.

China

China currently has a favorable regulatory environment for the development of energy-from-waste projects. The Ministry of Housing and Urban-Rural Development of the People’s Republic of China has set a goal to increase the volume of waste disposed of by energy-from-waste facilities from 1% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in energy-from-waste output generation from 200 MW (2005 estimate) to three gigawatts by 2020. Energy-from-waste and municipal waste disposal services are designated by the Chinese central government as “encouraged industries” for foreign investment. According to the new Catalogue of Industries for Guiding Foreign Investment issued on December 24, 2011, the energy-from-waste industry remains within the “encouraged industries” for foreign investment. China also has various promotional laws and policies in place to promote energy-from-waste and municipal waste disposal projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.

EMPLOYEES

As of December 31, 2011, we employed approximately 3,700 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 10% are represented by organized labor. Currently, we are party to eight collective bargaining agreements: one expires in 2012, five expire in 2013 and two expire in 2014. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2012.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Technology Committee, Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987. Age: 52.

Sanjiv Khattri was appointed as Executive Vice President and Chief Financial Officer in August 2010. Mr. Khattri was a financial and strategic consultant working with major global corporations, private equity firms and hedge funds from 2008 to joining Covanta in August 2010. From 2004 to 2008, Mr. Khattri was a part of the General Motors Acceptance Corporation leadership team where he served in various capacities including Chief Financial Officer and Executive Vice President of Corporate Development. Prior to that, Mr. Khattri held a variety of increasingly responsible positions over a 15 year period working for General Motors with his last position there being Assistant Treasurer. Age: 47.

John M. Klett was appointed as Executive Vice President and Chief Operating Officer in December 2007. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy from May 2006 to December 2007 and as Covanta Energy’s Senior Vice President, Operations from March 2003 to December 2007. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 65.

Seth Myones was appointed as Covanta Energy’s President, Americas, in November 2007, which is comprised principally of Covanta Energy’s domestic business. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, from January 2004 to November 2007. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989. Age: 53.

Timothy J. Simpson was appointed as Executive Vice President, General Counsel and Secretary in December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from October 2004 to December 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992. Age: 53.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 55.

Item 1A. RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Weakness in the economy may have an adverse effect on our revenue, cash flow and our ability to grow our business.

When we experience an economic slowdown and general reduction in demand for goods and services, it is likely to reduce overall demand for waste disposal, recycled metal and energy production. Under such conditions, the pricing we are able to charge for our waste disposal services, and for our energy and recycled metals, may decline and/or experience increased volatility. In addition, many of our customers are municipalities and public authorities which may be adversely affected in an economic downturn. Consequently our clients may seek to reduce expenses which could adversely affect our profitability.

Furthermore, lower prices for waste disposal and energy production, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may also make it more difficult for us to sell waste and energy services at prices sufficient to allow us to grow our business through developing and building new projects. These factors could have a material adverse effect on our profitability and cash flow.

Exposure to energy, waste disposal, scrap metal and commodity prices may affect our results of operations.

Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste disposal capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance.

We may experience volatility in the market prices and availability of commodities we purchase, such as reagents, chemicals and fuel. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair our cash flow and profitability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.

Our waste and energy services businesses are subject to extensive environmental regulation by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our cash flow and profitability. Our businesses may incur significant additional costs to comply with these requirements as they change over time. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines.

Existing environmental laws and regulations have been and could be revised or reinterpreted, and future changes in environmental laws and regulations are expected to occur. This may materially increase the amount we must invest to bring our facilities into compliance, impose additional expense on our operations, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.

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

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. The United States Congress has recently considered the enactment of laws that would encourage electricity generation from renewable technologies and discourage such generation from fossil fuels. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. This structure is sometimes referred to as “cap-and-trade”. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being clean or renewable or greenhouse gas reducing, and therefore not entitled to the benefits of such laws.

Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.

The contracts pursuant to which we operate energy-from-waste projects and sell energy output expire on various dates between 2012 and 2034. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. Furthermore, as existing contracts entered into under Qualifying Facility (“QF”) historic avoided cost rates expire, a significant and increasing portion of our electricity output will be sold at rates determined through our participation in competitive energy markets. The expiration of existing energy sales contracts, if not renewed under similar terms, will require us to sell project energy output either in short-term transactions or on a spot basis or pursuant to new contracts, which may subject us to greater market risk in maintaining and enhancing revenue. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Our revenue and cash flows may decline if we are not successful in retaining rights to operate facilities which we do not own.

We operate some facilities owned by municipal clients, under long-term contracts and we have historically been successful extending the majority of such contracts. If in the future when existing contracts expire, we are unable to reach agreement with our municipal clients on the terms under which they would extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure you that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.

At a limited number of facilities we operate that are owned by municipal clients, our clients have certain rights to terminate such contracts without cause. If any such terminations were to occur, this may adversely affect our revenue, cash flow and profitability. While we have historically been successful in retaining clients and none of our contracts have been terminated in this manner, we cannot assure you that such contract terminations will not occur in the future.

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

Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, the expansion of our existing projects, and the acquisition of certain businesses and the refinancing of our existing debt.

Our business is capital intensive, and we typically borrow money from project lenders to pay for a portion of the cost to construct facilities. Recent dislocations in the credit markets, including for project debt, and increased capital constraints on banks, have resulted in less credit being made available by banks and other lending institutions, and/or borrowing terms that are less favorable than has historically been the case. As a result, we may not be able to obtain financing for new facilities or expansions of our existing facilities, on terms, and/or for a cost, that we find acceptable, which may make it more difficult to grow our business through new and/or expanded facilities.

We also intend to grow our business through opportunistic acquisitions of projects or businesses. Some acquisitions may be large enough to require capital in excess of our cash on hand and availability under our existing credit facilities. Recent dislocations in the capital markets may adversely impact our access to debt or equity capital, and our ability to execute our strategy to grow our business through such acquisitions.

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

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste, produce by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste disposal, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste disposal or power production to a level below our costs and/or provide new or alternative methods of waste disposal or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenues, profitability and the value of our existing facilities.

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

Legislation has been proposed in Congress which would materially change the labor laws in the United States. The proposed changes would, among other things, allow labor unions to organize employees without secret ballot employee protections; require arbitrator-imposed contracts in the event good faith bargaining was not successful within short time periods; and impose significant fines on employers under certain circumstances. The National Labor Relations Board has recently advanced some of these initiatives by rulemaking. Our business depends upon the professionalism, innovation, and hard work of our employees and our ability to maintain a safe workplace where employees are treated fairly, with respect, and where we have the flexibility to make operating decisions. We believe our success may be affected by the degree to which we are able to maintain a direct relationship with our employees without the imposition of third party representatives, such as labor unions. We cannot predict if such legislation will be enacted in its present form or whether and to what extent it or such rulemaking may affect our relationship with our employees, the cost of operating our facilities and our operating discretion.

Our efforts to grow our business will require us to incur significant costs in business development, often over extended periods of time, with no guarantee of success.

Our efforts to grow our waste and energy services business will depend in part on how successful we are in developing new projects and expanding existing projects. The development period for each project may occur over several years, during which we incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing. We have and may continue to capitalize some of these expenses. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return and have potential liability. In addition, we may not recover all costs if we are not successful with the development efforts.

The growth of our operations could strain our resources and cause our business to suffer.

We have experienced growth and intend to further grow our business. This growth has placed, and potential future growth will continue to place, a strain on our management systems, infrastructure and resources. Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand in any of the foregoing areas efficiently and effectively could interfere with the growth and current operation of our business as a whole.

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

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. The economic slowdown and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

Our ability to optimize our operations depends in part on our ability to compete for and obtain fuel for our facilities, and our failure to do so may adversely affect our financial results.

Our energy-from-waste facilities depend on solid waste for fuel, which provides a source of revenue. For most of our facilities, the prices we charge for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of our energy-from-waste facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other energy- from-waste facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation and there may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for disposal at some of our energy-from-waste facilities and market pricing, which could materially and adversely affect our results of operations.

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

We also have credit facilities with a diversified group of financial institutions. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligation when required under our agreements.

Following the expiration of our initial contracts to sell electricity from our projects, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. Consequently, we may enter into futures, forward contracts, swaps or options with financial institutions to hedge our exposure to market risk in energy markets. We can provide no assurances as to the financial stability or viability of these financial and other institutions.

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

The majority of our waste disposal facilities are located in the northeastern United States, primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste disposal services provided by us. Adverse market developments caused by additional waste disposal capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our profitability and cash generation.

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

Any or all of the risks identified above with respect to our international projects could adversely affect our profitability and cash generation. As a result, these risks may have a material adverse effect on our business, consolidated financial condition and results of operations.

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

•	the continued availability of the benefits of our net operating loss carryforwards; and
•	general economic, financial, competitive, legislative, regulatory and other factors.

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, the failure to comply with these covenants in our credit facilities could result in a default thereunder and a default under the 7.25% Senior Notes. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such agreement, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, which could have a material and adverse affect on our financial condition.

We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our net operating loss carryforwards (“NOLs”), which offset our consolidated taxable income, will expire in various amounts, if not used, between 2023 and 2030. The Internal Revenue Service (“IRS”) is currently auditing our tax returns for 2004 to 2009, which includes years during the carryforward period including returns in which some of the losses giving rise to the NOLs were reported. We cannot guarantee that we would prevail if the IRS were to propose adjustments that could impact the availability of the NOLs. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our consolidated taxable income, and/or that we could be required to pay federal income taxes (and potentially interest and penalties) for prior years.

As of December 31, 2011, we had approximately $427 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts is concluded, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

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

Provisions of our certificate of incorporation, our senior credit facility, the 3.25% Cash Convertible Senior Notes and the 7.25% Senior Notes could discourage an acquisition of us by a third party.

Certain provisions of the 3.25% Cash Convertible Senior Notes, our senior credit facility and the 7.25% Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 3.25% Cash Convertible Senior Notes, our senior credit facility and the 7.25% Senior Notes will have the right to require Covanta Holding or Covanta Energy, as the case may be, to repurchase their 3.25% Cash Convertible Senior Notes, 7.25% Senior Notes or repay the facility, as applicable. We may also be required to increase the conversion rate of the 3.25% Cash Convertible Senior Notes provide for conversion based on the acquirer’s capital stock in the event of certain fundamental changes. In addition, provisions of our restated certificate of incorporation and amended and restated bylaws, each as amended, could make it more difficult for a third party to acquire control of us. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. All these provisions could make it more difficult for a third party to acquire us or discourage a third party from acquiring us even if an acquisition might be in the best interest of our stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease approximately 104,000 square feet of office space in Morristown, New Jersey. In addition, we lease various office facilities in California aggregating approximately 22,306 square feet and we own 83 acres of undeveloped land in California. As of December 31, 2011, we owned, had equity investments in and/or operated 71 projects in the Americas segment consisting primarily of 41 energy-from-waste operations, four ash landfills, 13 transfer stations, eight wood waste (biomass) energy projects and four water (hydroelectric) energy projects. Principal projects are described above under Item 1. Business — Americas Segment. Projects in the Americas segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,717 acres, of which approximately 1,360 acres are owned and approximately 357 acres are leased.

We operate our projects outside of our Americas segment through a network of offices located in Shanghai, China; and Birmingham, England, where we lease office space aggregating approximately 18,262 square feet. We hold a long-term lease for 23 acres of undeveloped land in Cheshire, England. As of December 31, 2011, we are the part owner/operator of five international projects with businesses conducted at properties which are either leased or have land rights aggregating approximately 104 acres. Principal projects are described above under Item 1. Business — Other Projects.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 20. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4.	REMOVED AND RESERVED

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On January 27, 2012, there were approximately 1,301 holders of record of our common stock. On January 27, 2012, the closing price of our common stock on the New York Stock Exchange was $14.27 per share. The following table sets forth the high and low stock prices of our common stock for the last two years. We did not pay dividends on our common stock in years prior to 2010.

	000000	000000	000000	000000	000000	000000
	2011			2010
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$17.61	$16.30	$0.075	$19.69	$16.28	$—
Second Quarter	$17.78	$15.97	$0.075	$18.87	$14.43	$1.50
Third Quarter	$17.72	$13.29	$0.075	$16.95	$13.38	$—
Fourth Quarter	$15.56	$12.87	$0.075	$17.66	$15.22	$—

Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that could limit the future payment of dividends on our common stock. However, given our strong cash generation and the status of our various development efforts, we anticipate returning additional capital to our stockholders in 2012. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8. Financial Statements And Supplementary Data — Note 5. Earnings Per Share and Equity for additional information on the special dividend or share repurchase plan. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.

Share Repurchases

Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. The following is a summary of activity under our stock repurchase programs for each year presented (in millions, expect per share amounts):

	00000	00000
	For the Years Ended December 31,
	2011	2010
Total repurchases	$230	$95
Shares repurchased	14.4	6.1
Weighted average cost per share	$15.99	$15.56

The following table provides information as of December 31, 2011 with respect to shares of common stock we repurchased during the fourth quarter of fiscal 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
October 1 - October 31	0.6	$14.52	0.6	$92
November 1 - November 30	0.6	$14.35	0.6	$84
December 1 - December 31	0.6	$13.81	0.6	$75

Total:	1.8	$14.22	1.8

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

During the year ended December 31, 2011, we repurchased 0.2 million shares of our common stock in connection with tax withholdings for vested stock awards.

Item 6. SELECTED FINANCIAL DATA

	00000	00000	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Statements of Operations Data
Operating revenues	$1,650	$1,583	$1,384	$1,402	$1,273
Operating expenses	$(1,432)	$(1,428)	$(1,220)	$(1,169)	$(1,067)
Write-down of assets, net of insurance recoveries	$—	$(34)	$—	$8	$—
Operating income	$218	$155	$164	$233	$206
Loss on extinguishment of debt	$(1)	$(15)	$—	$—	$(32)
Income from continuing operations	$84	$35	$65	$92	$85
Income from discontinued operations, net of taxes	$143	$36	$46	$44	$45
Net income	$227	$71	$111	$136	$130
Net income from continuing operations attributable to noncontrolling interests	$(5)	$(5)	$(4)	$(3)	$(3)
Net income from discontinued operations attributable to noncontrolling interests	$(3)	$(4)	$(5)	$(4)	$(5)
Net income attributable to Covanta Holding Corporation	$219	$62	$102	$129	$122

Amounts attributable to Covanta Holding Corporation stockholders:
Income from continuing operations	$79	$30	$61	$89	$82
Income from discontinued operations, net of taxes	140	32	41	40	40

Net income	$219	$62	$102	$129	$122

Basic Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.56	$0.19	$0.39	$0.58	$0.54
Discontinued operations	0.99	0.21	0.27	0.26	0.26

Covanta Holding Corporation	$1.55	$0.40	$0.66	$0.84	$0.80

Diluted Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.56	$0.19	$0.39	$0.57	$0.53
Discontinued operations	0.98	0.21	0.27	0.26	0.26

Covanta Holding Corporation	$1.54	$0.40	$0.66	$0.83	$0.79

Cash dividend paid per share	$0.30	$1.50	$—	$—	$—

Weighted average common shares outstanding:
Basic	141	153	154	153	153
Diluted	142	154	155	155	154

	00000	00000	00000	00000	00000
	As of December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Balance Sheet Data
Cash and cash equivalents	$232	$126	$418	$168	$127
Restricted funds held in trust	$191	$233	$240	$281	$343
Assets held for sale	$18	$191	$200	$205	$228
Property, plant and equipment, net	$2,423	$2,478	$2,541	$2,485	$2,556
Total assets	$4,385	$4,676	$4,934	$4,280	$4,368
Long-term debt	$1,486	$1,565	$1,438	$949	$937
Project debt	$680	$803	$928	$1,026	$1,209
Liabilities held for sale	$3	$34	$52	$68	$89
Total Covanta Holding Corporation stockholders’ equity	$1,083	$1,126	$1,383	$1,189	$1,073
Book value per share of common stock (A)	$7.96	$7.52	$8.93	$7.71	$6.97
Shares of common stock outstanding	136	150	155	154	154

(A)	Book value per share of common stock is calculated by dividing total Covanta Holding Corporation stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

OVERVIEW

Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste disposal solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service. For a discussion of the energy-from-waste process and the environmental benefits of energy-from waste, see Item. 1. Business.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 19 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States, and produce over 10 million megawatt (“MW”) hours of baseload electricity annually, representing approximately 7% of the nation’s non-hydroelectric renewable power. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 15 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). We also operate a waste management infrastructure that is complementary to our core EfW business.

We hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, primarily in the United Kingdom, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions.

We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance; however these collectively account for less than 1% of our consolidated revenue.

We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million. For additional information, see Liquidity and Capital Resources below.

Strategy

Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Grow the value of our existing portfolio;
•	Grow through development and/or acquisitions in selected attractive markets;
•	Develop and commercialize new technology;
•	Advocate for public policy favorable to energy-from-waste; and
•	Allocate capital efficiently.

For a discussion of each of these strategies, see Item. 1. Business.

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

General Business Conditions

As global populations and consequent economic activity increase, we expect that demand for energy and effective waste management technologies will increase. We expect this to create generally favorable long-term conditions for our existing business and for our efforts to grow our business. See Item. 1. Business — General Business Conditions for a discussion of factors affecting business conditions and financial results.

Business Segments

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. Additional information about our reportable segments is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.

The Americas segment is comprised primarily of energy-from-waste projects. For all of these projects, we earn revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. We sell, recover and recycle materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects in the Americas segment. Revenue from these materials is included within our waste services revenues in our consolidated statements of income. In addition, we own, and in some cases operate, other renewable energy projects primarily in the United States which generate electricity from wood waste (biomass) and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities under contracts or into the regional power pool at short-term rates. For these projects, we receive revenue from sales of energy, capacity and/or cash from equity distributions and additional value from the sale of renewable energy credits. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

Growth and Business Development

We intend to grow our business through expanding the capabilities of our existing business, and adding new projects through development and/or acquisition, all with the goal of maximizing long-term stockholder return. Our growth opportunities include: organic growth, new energy-from-waste and other renewable energy projects, existing project expansions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We will effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs in areas such as metals recovery, and expanding our customer base and service offerings.

We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing acquisition-based growth in the United States, Canada, and the United Kingdom. We will also continue to pursue growth through development opportunities in the same markets, where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.

We have a project development pipeline and continue to pursue several billion dollars worth of energy-from-waste opportunities. However, there is substantial time and uncertainty involved in the bidding and permitting process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for all of our development projects.

The following is a discussion of business development, contract transitions, acquisitions and dispositions, for 2011, 2010, and 2009. See Item 8. Financial Statements And Supplementary Data — Note 3. Business Development, Acquisitions and Dispositions and Note 4. Assets Held for Sale for additional information.

NEWLY CONSTRUCTED ENERGY-FROM-WASTE FACILITIES

Facility/Operating Contract	Year	Summary
Chengdu EfW Facility	2011

We and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate an 1,800 metric tons per day (“tpd”) energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction commenced in 2009 and the facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 480 million (approximately $76 million as of December 31, 2011) in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the project has been constructed and for one year after operations fully commence.

Taixing EfW Facility	2011

We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million (approximately $26 million as of December 31, 2011) in project financing which, together with available cash from existing operations, will fund construction costs. The facility began processing waste during the second quarter of 2011.

PROJECTS UNDER CONSTRUCTION

Facility/Operating Contract	Year	Summary
Durham-York EfW Facility	2011

During 2011, we received the notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations during 2014, after which we will operate the facility under a 20 year contract.

Honolulu EfW Facility	2009

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which is funded and owned by the City and County of Honolulu. The project is expected to begin operations in 2012.

WASTE CONTRACT EXTENSIONS

Facility/Operating Contract	Location	Year	Summary
Alexandria/Arlington County	VA	2012

We entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria energy-from-waste facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.

Union County	NJ	2011

We amended the waste disposal agreement with the Union County Utilities Authority to extend the terms from 2023 to 2031 and to increase the Union County Utilities Authority’s waste disposal commitment.

Fairfax County	VA	2010

Our service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the five year extension period.

Huntington	NY	2010	The service fee contract with the Town of Huntington was extended from 2012 to 2019.
Wallingford	CT	2010

We entered into new tip fee contracts which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Stanislaus County	CA	2009	The service fee contract with Stanislaus County was extended from 2010 to 2016.
Tulsa	OK	2009	We entered into a new tip fee agreement with the City of Tulsa which expires in 2012 and a new steam contract for a term of 10 years expiring in 2019.
Hempstead	NY	2009

We entered into a new tip fee contract for a term of 25 years which commenced upon expiration of the previous contract in August 2009. This contract provides approximately 50% of the facility’s capacity. We also entered into new tip fee contracts with other customers that expire on various dates prior to December 2014. These contracts utilize an additional 40% of the facility’s capacity.

ENERGY CONTRACT EXTENSIONS

Facility/Operating Contract	Location	Year	Summary
Niagara	NY	2011

We extended an existing steam sale contract until 2021 and entered into a new steam sale contract that will run from 2011 to 2024; together these contracts represent 35% of the historical steam sold at the facility.

ACQUISITIONS

Facility/Operating Contract	Year	Summary
Dade Metals Recycling Facility	2011

In May 2011, we acquired a metals processing facility located on our Dade energy-from-waste facility site. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.

EfW Portfolio (Burnaby, Dade, Hudson Valley, Long Beach, MacArthur, Plymouth, York)	2010/2009

In 2009, we acquired six energy-from-waste businesses and one transfer station business and in 2010, we completed the transaction and acquired the seventh energy-from-waste business. The acquired businesses have a combined capacity of approximately 9,600 tpd. Each of the operations acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility.

Philadelphia Transfer Stations	2009	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

DISPOSITIONS

Facility/Operating Contract	Year	Summary
Landfill Gas Projects	2011	We sold two landfill gas projects located in California and received cash proceeds of approximately $12 million.
IPP Projects	2011

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During 2011, we completed the sale of our majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in Tamil Nadu, India (“Samalpatti” and “Madurai”) and we completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. During 2011, we received a combined total of cash proceeds of $255 million, net of transaction costs, for our interests in the three fossil fuel independent power production facilities that we have sold.

Detroit EfW Facility	2009/2010

In June 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. In June 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement. In November 2010, we completed the sale of our entire interest in the Detroit Facility and received consideration of approximately $9 million.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined above under Overview — Growth and Development, our business development initiatives, contract transitions, acquisitions, and dispositions in 2011, 2010, and 2009 resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Our consolidated results of operations are presented in the table below (in millions, except per share amounts):

	000000	000000	000000
	For the Years Ended December 31,		Increase (Decrease)
	2011	2010	2011 vs 2010
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,650	$1,583	$67
Total operating expenses	1,432	1,428	4

Operating income	218	155	63

Other income (expense):
Investment income	1	1	—
Interest expense	(67)	(45)	22
Non-cash convertible debt related expense	(25)	(39)	(14)
Loss on extinguishment of debt	(1)	(15)	(14)
Other expenses, net	(19)	—	19

Total other expenses	(111)	(98)	13

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	107	57	50
Income tax expense	(28)	(24)	4
Equity in net income from unconsolidated investments	5	2	3

Income from continuing operations	84	35	49
Income from discontinued operations, net of income tax expense of $3 and $8, respectively	143	36	107

NET INCOME	227	71	156

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(5)	(5)	—
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(3)	(4)	(1)

Total Net income attributable to noncontrolling interests in subsidiaries	(8)	(9)	(1)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$219	$62	157

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$79	$30	49
Discontinued operations, net of tax expense	140	32	108

Covanta Holding Corporation	$219	$62	157

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.56	$0.19	0.37
Discontinued operations	0.99	0.21	0.78

Covanta Holding Corporation	$1.55	$0.40	1.15

Weighted Average Shares	141	153	(12)

Diluted:
Continuing operations	$0.56	$0.19	0.37
Discontinued operations	0.98	0.21	0.77

Covanta Holding Corporation	$1.54	$0.40	1.14

Weighted Average Shares	142	154	(12)

Cash Dividend Paid Per Share	$0.30	$1.50	(1.20)

Adjusted EPS — Non-GAAP: (A)	$0.52	$0.42	0.10

(A)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion)

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

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2011 vs. Results for the Year Ended December 31, 2010

Operating revenues increased by $67 million primarily due to: $19 million increased recycled metals revenues from higher pricing, increased volume and increased quality of metal as a result of the processing facility we acquired in 2011 located on our Dade energy-from-waste facility site; $37 million increased waste and service revenues primarily driven by service fee contract escalations, increased tip fee pricing and increased volume; and $44 million increased construction revenue related to the Honolulu expansion and Durham-York EfW projects. These increases were offset by: $15 million of lower electricity sales related to our biomass facilities; $13 million of lower debt service pass through revenue resulting from project debt repayments, and $5 million due to lower energy pricing at our EfW facilities.

Excluding the non-cash write-down of assets of $34 million for the year ended December 31, 2010 discussed below, operating expenses increased by $38 million primarily due to normal cost escalations; higher fuel related costs; lower Renewable Energy Credits; and increased construction expense related to the Honolulu expansion project. These increases were partially offset by lower costs at certain biomass facilities that were economically dispatched off-line.

Excluding the write-down of assets of $34 million for the year ended December 31, 2010 discussed below, operating income increased by $29 million or 15% primarily due to higher recycled metal revenues and various operational improvements, partially offset by lower debt service pass through revenue and lower contribution from our biomass facilities.

Interest expense increased by $22 million primarily due to the issuance of the 7.25% Senior Notes in December 2010, offset by lower interest expense for the Debentures, the majority of which were tendered during the fourth quarter of 2010. Non-cash convertible debt related expense decreased by $14 million primarily due to lower amortization of the debt discount for the Debentures and the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes. For a discussion of the Loss on extinguishment of debt, see the Results of Operations —Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009 below.

Other expense increased by $19 million primarily due to a $15 million recorded contractual liability to pay pre-petition claimants from restricted funds and foreign currency exchange losses related to intercompany loans. The contractual obligation to pre-petition claimants was triggered by the release of uncertain tax positions resulting from the expiration of related statutes of limitations and was reflected as tax benefit of $24 million as discussed below. For additional information, see income tax expense discussion below and see Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes.

Income tax expense increased by $4 million primarily due to an increase in pre-tax operating income, net of a tax benefit resulting from the reversal of uncertain tax positions related to pre-emergence tax matters in the Covanta Energy bankruptcy that were subject to an expiration of the applicable statutes of limitations. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes of the Notes.

In 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations. See Item 8. Financial Statements And Supplementary Data — Note 3. Business Development, Acquisitions and Dispositions and Note 4. Assets Held for Sale for additional information.

In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million. In 2010, we declared a special cash dividend of $1.50 per share and we repurchased 6.1 million shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95 million.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2011 vs. Results for the Year Ended December 31, 2010

The Americas segment results of operations are presented in the table below (in millions):

	000000	000000	000000
	For the Years Ended December 31,		Increase (Decrease)
	2011	2010	2011 vs 2010
Waste and service revenues	$1,080	$1,035	$45
Electricity and steam sales	376	398	(22)
Other operating revenues	152	108	44

Total operating revenues	1,608	1,541	67

Plant operating expenses	934	917	17
Other operating expenses	128	99	29
General and administrative expenses	75	75	—
Depreciation and amortization expense	191	188	3
Net interest expense on project debt	31	38	(7)
Write-down of assets	—	11	(11)

Total operating expenses	1,359	1,328	31

Operating income	$249	$213	36

Operating Revenues

Operating revenues for the Americas segment increased by $67 million.

•

Waste and service revenues, excluding recycled metals revenues, increased by $26 million primarily due to service fee contract escalations, increases in tip fee volume, higher special waste revenue, and higher earned Additional Waste Service Fee, offset by lower revenues earned explicitly to service project debt.

•

Recycled metal revenues increased by $19 million primarily due to higher pricing, increased volume and increased quality of metal as a result of the processing facility we acquired in 2011 located on our Dade energy-from-waste facility site.

	000000	000000	000000
	For the Quarters Ended
Total Recycled Metal Revenues (in millions)	2011	2010	2009
March 31,	$17	$13	$5
June 30,	18	15	6
September 30,	20	13	9
December 31,	19	14	9

Total for the Year Ended December 31,	$74	$55	$29

•	Electricity and steam sales decreased by $22 million due to lower pricing and lower energy revenue related to our biomass facilities.

•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion and Durham York construction projects.

Operating Expenses

Plant operating expenses increased by $17 million primarily due to normal cost escalations, higher fuel related costs, and lower Renewable Energy Credits, partially offset by lower costs related to certain biomass facilities being economically dispatched off-line.

Other operating expenses increased by $29 million primarily due to increased construction expense related to the Honolulu expansion and Durham York construction projects.

For a discussion of the Write-down of assets for the year ended December 31, 2010, see the Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009 below.

Operating Income

Excluding the write-down of assets of $11 million for the year ended December 31, 2010, operating income increased by $25 million or 11% primarily due to higher recycled metal revenues, service fee contract escalation, higher tip fee volume, and various operational improvements, partially offset by lower debt service pass through revenue, lower operating income at our biomass facilities, and lower energy pricing.

RESULTS OF OPERATIONS — Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Our consolidated results of operations are presented in the table below (in millions, except per share amounts):

	000000	000000	000000
	For the Years Ended December 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,583	$1,384	$199
Total operating expenses	1,428	1,220	208

Operating income	155	164	(9)

Other income (expense):
Investment income	1	2	(1)
Interest expense	(45)	(38)	7
Non-cash convertible debt related expense	(39)	(24)	15
Loss on extinguishment of debt	(15)	—	15

Total other expenses	(98)	(60)	38

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	57	104	(47)
Income tax expense	(24)	(42)	(18)
Equity in net income from unconsolidated investments	2	3	(1)

Income from continuing operations	35	65	(30)
Income from discontinued operations, net of income tax expense of $8 and $7, respectively	36	46	(10)

NET INCOME	71	111	(40)

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(5)	(4)	1
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(4)	(5)	(1)

Total Net income attributable to noncontrolling interests in subsidiaries	(9)	(9)	—

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$62	$102	(40)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$30	$61	(31)
Discontinued operations, net of tax expense	32	41	(9)

Covanta Holding Corporation	$62	$102	(40)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.19	$0.39	(0.20)
Discontinued operations	0.21	0.27	(0.06)

Covanta Holding Corporation	$0.40	$0.66	(0.26)

Weighted Average Shares	153	154	(1)

Diluted:
Continuing operations	$0.19	$0.39	(0.20)
Discontinued operations	0.21	0.27	(0.06)

Covanta Holding Corporation	$0.40	$0.66	(0.26)

Weighted Average Shares	154	155	(1)

Cash Dividend Paid Per Share	$1.50	$—	1.50

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

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009

Operating revenues increased by $199 million primarily due to increased waste and services revenues due to the acquisition of EfW businesses in 2009; increased recycled metal revenues due primarily to higher market prices; and increased construction revenue due to the Honolulu expansion project. These increases were offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities.

Operating expenses increased by $208 million primarily due to increased operating costs related to the acquisition of EfW businesses in 2009; increased construction expenses due to the Honolulu expansion project; and the non-cash write-down of certain assets. See Item 8. Financial Statements And Supplementary Data — Note 15. Supplementary Information for additional information.

Excluding the write-downs noted above, operating income increased by $25 million or 15% primarily due to the benefit of the acquisition of EfW businesses in 2009 and higher market prices for recycled metals, which was offset by contract transitions at our Hempstead, Union and Detroit facilities.

Interest expense increased by $7 million primarily due to the issuance of the 3.25% Cash Convertible Senior Notes which were issued in May 2009 and the 7.25% Senior Notes which were issued in December 2010, offset by lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $15 million primarily due to the amortization of the debt discount for the 3.25% Cash Convertible Senior Notes which were issued in mid 2009, offset by the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.

During 2010, we recorded a loss on extinguishment of debt of $15 million, pre-tax, resulting from the tender offer to purchase outstanding Debentures. The loss on extinguishment of debt is comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, deferred financing costs and fees incurred in conjunction with the tender offer.

Income tax expense decreased by $18 million primarily due to lower pre-tax operating income. No tax benefit is being recognized at this time associated with the non-cash impairment of the investment in Dublin. See Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes for additional information.

During the fourth quarter of 2010, our disposal groups, which included our non-controlling interests in the Quezon and Haripur projects, the related operation and maintenance companies, and our controlling equity interests in the India projects met the criteria for classification as Assets Held for Sale and Discontinued Operations. See Item 8. Financial Statements And Supplementary Data — Note 3. Business Development, Acquisitions and Dispositions and Note 4. Assets Held for Sale for additional information.

In 2010, we declared a special cash dividend of $1.50 per share (approximately $233 million in aggregate). In 2010, we repurchased 6.1 million shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95 million. For additional information, see Liquidity below.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2010 vs. Results for the Year Ended December 31, 2009

The Americas segment results of operations are presented in the table below (in millions):

	0000	0000	0000
	For the Years Ended December 31,		Increase (Decrease)
	2010	2009	2010 vs 2009
Waste and service revenues	$1,035	$915	$120
Electricity and steam sales	398	400	(2)
Other operating revenues	108	31	77

Total operating revenues	1,541	1,346	195

Plant operating expenses	917	803	114
Other operating expenses	99	27	72
General and administrative expenses	75	82	(7)
Depreciation and amortization expense	188	195	(7)
Net interest expense on project debt	38	44	(6)
Write-down of assets	11	—	11

Total operating expenses	1,328	1,151	177

Operating income	$213	$195	18

Operating Revenues

Operating revenues for the Americas segment increased by $195 million.

•	Revenues from waste disposal and facility operations increased by $91 million primarily due to the acquisition of EfW businesses in 2009 and service fee contract increases.

•

Recycled metal revenues increased by $25 million primarily due to higher pricing and the acquisition of the EFW businesses in 2009. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table as follows (in millions):

	For the Quarters Ended
Total Recycled Metal Revenues	2010	2009	2008
March 31,	$13	$5	$12
June 30,	15	6	19
September 30,	13	9	17
December 31,	14	9	6

Total for the Year Ended December 31,	$55	$29	$54

•

Electricity and steam sales decreased by $1 million due to contract transitions at our Hempstead, Union and Detroit facilities and lower production primarily due to economically dispatching some of our biomass facilities offset by the acquisition of EfW businesses in 2009 and higher pricing at other facilities.

•	Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion project.

Operating Expenses

Plant operating expenses increased by $114 million primarily due to the acquisition of EfW businesses in 2009 and the Philadelphia Transfer Stations, normal cost escalations, and higher costs related to the Hempstead facility’s contract transition, partially offset by the Detroit facility’s contract transition and lower costs related to some biomass facilities being economically dispatched off-line.

Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion project.

General and administrative expenses decreased primarily due to transaction costs related to the acquisition of EfW businesses in 2009 and lower growth spending.

During the year ended December 31, 2010, we recorded a non-cash impairment of $7 million related to funds advanced for certain facility improvements required to enhance facility performance at the Harrisburg EfW facility and a non-cash impairment of $5 million related to the write-down to fair value for corporate real estate and certain other project assets. See Item 8. Financial Statements And Supplementary Data — Note 15. Supplementary Information for additional information.

Operating Income

Excluding the write-down of assets of $11 million for the year ended December 31, 2010, operating income increased by $29 million or 15% primarily due to the benefit of the acquisition of EfW businesses, higher recycled metal revenues and improved performance at recently acquired facilities. These amounts were partially offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities, the write-down of assets and normal cost escalations.

Supplementary Financial Information — Adjusted Earnings Per Share (“Adjusted EPS”) (Non-GAAP Discussion)

We use a number of different financial measures, both United States generally accepted accounting principles (“GAAP”) and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EPS, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (“SEC”). The non-GAAP financial measure of Adjusted EPS is not intended as a substitute or as an alternative to diluted earnings (loss) per share, as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings (loss) per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include write-down of assets, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.

We use the non-GAAP financial measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the years ended December 31, 2011 and 2010, reconciled for each such period to diluted earnings (loss) per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts and percentages):

	00000	00000
	Twelve Months Ended December 31,
	2011	2010
Diluted Earnings Per Share from Continuing Operations	$0.56	$0.19
Reconciling Items (A)	(0.04)	0.23

Adjusted EPS	$0.52	$0.42

(A) Additional information is provided in the Reconciling Items table below.
	Twelve Months Ended December 31,
Reconciling Items	2011	2010
Loss on extinguishment of debt (A)	$1	$15
Effect on income of derivative instruments not designated as hedging instruments	(2)	(1)
Effect of foreign exchange loss on indebtedness	4	—
Gain on sale of business (B)	(9)	—
Development costs	5	—
Contractual liability to pre-petition creditors (C)	15	—
Non-cash write-down of loan issued for the Harrisburg EfW facility to fund certain facility improvements (D)	—	7
Non-cash write-down of capitalized costs related to the Dublin development project (D)	—	23
Non-cash write-down of other assets (D)	—	3

Total reconciling items, pre-tax	14	47
Proforma income tax impact (E)	3	(9)
Grantor trust activity	1	(2)
Reversal of uncertain tax positions related to pre-emergence matters (C)	(24)	—

Total reconciling items, net of tax	$(6)	$36

Diluted Earnings Per Share Impact	$(0.04)	$0.23

Weighted Average Diluted Shares Outstanding	142	154

(A)

As a result of the purchase of outstanding Debentures, we recorded a loss on extinguishment of debt which is comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered the write-off of financing costs and fees incurred in conjunction with the tender offer.

(B)	In 2011, we recorded a $9 million gain on the sale of two landfill gas projects. We received cash proceeds of approximately $12 million.
(C)

For the year ended December 31, 2011, the income tax provision includes a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. Since March 2004, we had held $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the year ended December 31, 2011. As of December 31, 2011, $12 million was paid to pre-petition claimants and $3 million of the non-current restricted funds was reclassified to other current assets on our consolidated balance sheet and is expected to be paid to third party claimants in the first half of 2012. The remaining $5 million was reclassified to cash and cash equivalents on our consolidated balance sheet as of December 31, 2011. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes of the Notes.

(D)	See discussion in Management Discussion and Analysis – Results of Operations above.
(E)

There is minimal tax benefit from the contractual liability to pre-petition creditors and the non-cash write-down related to the Dublin assets. Accordingly, we are presenting this pro forma calculation of the income tax effect on all reconciling items for each period to illustrate the pro forma impact on income tax expense and net income. The pro forma income tax impact represents the tax provision amount related to the overall tax provision calculated without the reconciling items when compared to the tax provision reported under GAAP in the consolidated statement of income.

	00000	00000
	Twelve Months Ended December 31,
Effective Tax Rate	2011	2010
Effective Tax Rate (A)	26.8%	41.3%

(A)	Our full year estimated effective tax rate decreased for 2011 primarily due to the reversal of uncertain tax positions related to pre-emergence tax matters.

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP financial measure as defined by the SEC. This non-GAAP financial measure is described below and is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as an additional way of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2011. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2011 and 2010, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations — Adjusted EBITDA (in millions):

	000000	000000
	Twelve Months Ended December 31,
	2011	2010
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$79	$30

Depreciation and amortization expense	193	190

Debt service:

Net interest expense on project debt	31	38
Interest expense	67	45
Non-cash convertible debt related expense	25	39
Investment income	(1)	(1)

Subtotal debt service	122	121

Income tax expense (adjusted for reversal of uncertain tax positions related to pre-emergence tax matters) (A)	52	24

Reversal of uncertain tax positions related to pre-emergence tax matters (A)	(24)	—

Contractual liability to pre-petition creditors (A)	15	—

Write-down of assets (A)	—	34

Loss on extinguishment of debt (A)	1	15

Development costs (A)	5	—

Gain on sale of business (A)	(9)	—

Net income attributable to noncontrolling interests in subsidiaries	5	5

Other adjustments:
Debt service billing in excess of revenue recognized (B)	22	29
Non-cash compensation expense	18	17
Other non-cash items (C)	13	5

Subtotal other adjustments	53	51

Total adjustments	413	440

Adjusted EBITDA – Continuing Operations	$492	$470

(A)	See Adjusted EPS above.
(B)

Formally labeled “Decrease in Unbilled Service Receivables.” This amount represents a true-up between (a) revenue recognized in the period for client payments of project debt principal under service fee contract structures, which is accounted for on a straight-line basis over the term of the project debt, and (b) actual billings to clients for debt principal payments in the period. As a result of this adjustment, Adjusted EBITDA reflects the actual amounts billed to clients for debt service principal, not the straight-lined revenue as recognized.

(C)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	0000	0000
	For the Years Ended December 31,
	2011	2010
Cash flow provided by operating activities from continuing operations	$360	$392

Debt service	122	121

Change in working capital	(5)	(21)
Change in restricted funds held in trust	(4)	(11)
Non-cash convertible debt related expense	(25)	(39)
Equity in net income from unconsolidated investments	5	2
Dividends from unconsolidated investments	(8)	(5)
Current tax provision	(2)	4
Reversal of uncertain tax positions related to pre-emergence tax matters (A)	24	—
Contractual liability to pre-petition creditors (A)	(15)	—
Change in restricted funds – other related to contractual liability to pre-petition creditors (A)	(5)	—
Other	45	27

Sub-total:	$10	$(43)

Adjusted EBITDA – Continuing Operations	$492	$470

(A)	See Adjusted EPS above.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of December 31, 2011, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $232 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, as of December 31, 2011, we had restricted cash of $191 million, of which $113 million was designated for future payment of project debt principal.

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

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments, grow our business through organic growth, acquisitions and business development, and return surplus capital to stockholders. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven.

We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders through dividends and share repurchases. In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million. In 2010, we declared a special cash dividend of $1.50 per share and we repurchased 6.1 million shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95 million.

Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws.

Sources and Uses of Cash Flow from Continuing Operations

	0000	0000	0000	0000	0000
	For the Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	(In millions)
Net cash provided by operating activities	$360	$392	$352	$(32)	$40
Net cash used in investing activities	(136)	(275)	(387)	(139)	(112)
Net cash (used in) provided by financing activities	(381)	(409)	285	(28)	(694)
Effect of exchange rate changes on cash and cash equivalents	1	—	—	1	—

Net (decrease) increase in cash and cash equivalents	$(156)	$(292)	$250	(136)	(542)

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Net cash provided by operating activities from continuing operations for the year ended December 31, 2011 was $360 million, a decrease of $32 million from the prior year period. The decrease was primarily due to the interest payments for the 7.25% Senior Notes that were issued in December 2010.

Net cash used in investing activities from continuing operations for the year ended December 31, 2011 was $136 million, a decrease of $139 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $128 million related to the acquisition of the Dade energy-from-waste facility in 2010.

Net cash used in financing activities from continuing operations for the year ended December 31, 2011 was $381 million, a net decrease of $28 million from the prior year period. The net change was primarily driven by lower cash dividends of $201 million in 2011, offset by the increased use of cash paid for common stock repurchases of $134 million.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Net cash provided by operating activities from continuing operations for the year ended December 31, 2010 was $392 million, an increase of $40 million from the prior year period. The increase was primarily due to the acquisition of EfW businesses in 2009 in the Americas segment and the timing of working capital.

Net cash used in investing activities from continuing operations for the year ended December 31, 2010 was $275 million, a decrease of $112 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $135 million related to the acquisition of businesses offset by $41 million of higher cash outflows for increased capital expenditures largely related to businesses acquired.

Net cash used in financing activities from continuing operations for the year ended December 31, 2010 was $409 million, a net increase of $694 million. Net cash used in financing activities from continuing operations for the year ended December 31, 2010 was primarily comprised of cash dividends paid of $233 million, repurchases of common stock of $95 million and principal payments on project debt, net of proceeds of borrowings on project debt and restricted funds, of $161 million. These uses of cash were partially offset by net proceeds received of $390 million from the issuance of the 7.25% Notes, less $313 million paid to purchase 85% of the outstanding Debentures and $2 million in fees paid in connection with the tender offer.

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

We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the year ended December 31, 2011 and 2010, reconciled for each such period to cash flow provided by operating activities, which is believed to be the most directly comparable measure under GAAP.

The following is a summary of Free Cash Flow and its primary uses (in millions):

	0000	0000
	For the Years Ended December 31,
	2011	2010
Cash flow provided by operating activities of continuing operations	$360	$392
Less: Maintenance capital expenditures (A)	(80)	(74)

Continuing Operations Free Cash Flow	$280	$318

Weighted Average Diluted Shares Outstanding	142	154

Uses of Continuing Operations Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired	$(10)	$(130)
Non-maintenance capital expenditures	(38)	(41)
Acquisition of land use rights	(8)	(19)
Acquisition of noncontrolling interests in subsidiaries	—	(2)
Other investment activities, net (B)	(12)	(21)

Total investments	$(68)	$(213)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(32)	$(233)
Common stock repurchased	(229)	(95)

Total return of capital to stockholders	$(261)	$(328)

Capital raising activities:
Net proceeds from issuance of corporate debt (C)	$—	$390
Net proceeds from issuance of project debt (D)	15	10
Net proceeds from asset sales	12	12
Other financing activities, net	(1)	27

Net proceeds from capital raising activities	$26	$439

Debt repayments:
Net cash used for principal payments on project debt (E)	$(99)	$(170)
Net cash used for principal payments on long-term debt	(7)	(7)
Optional repayment of corporate debt	(32)	(313)
Fees incurred for debt redemption	—	(2)

Total debt repayments	$(138)	$(492)

	0000	0000
	For the Years Ended December 31,
	2011	2010

Short-term borrowing activities - Financing of insurance premiums, net	$10	$(10)

Distribution to partners of noncontrolling interests in subsidiaries	$(6)	$(6)

Effect of exchange rate changes on cash and cash equivalents	$1	$—

Net change in cash and cash equivalents from continuing operations	$(156)	$(292)

(A) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	0000	0000
Maintenance capital expenditures	$(80)	$(74)
Capital expenditures associated with construction	(16)	(21)
Capital expenditures associated with technology development	(6)	(6)
Capital expenditures – associated with organic growth initiatives	(4)	—
Capital expenditures - other	(12)	(14)

Total purchases of property, plant and equipment	$(118)	$(115)

(B) Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(C) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	0000	0000
Proceeds from borrowings on long-term debt	$—	$400
Less: Financing costs related to issuance of long-term debt	—	(10)

Net proceeds from issuance of corporate debt	$—	$390

(D) Excludes borrowings under project working capital facilities. Calculated as follows:

	0000	0000
Proceeds from issuance of project debt	$15	$39
Less: Proceeds used to repay project debt (refinancing)	—	(29)

Net proceeds from issuance of project debt	$15	$10

(E) Calculated as follows:

	0000	0000
Total principal payments on project debt	$(137)	$(202)
Decrease in related restricted funds held in trust	38	3
Less: Repayments from cash prior to scheduled amortization, final maturity or investor put	—	29

Net cash used for principal payments on project debt	$(99)	$(170)

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2011, we had unrestricted cash and cash equivalents of $232 million (of which approximately $174 million and $9 million was held by our international and insurance subsidiaries, respectively, which are not generally available for near-term liquidity in our domestic operations). A substantial majority of our cash held outside the United States is denominated in US dollars.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Credit Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”).

As of December 31, 2011, we had available credit for liquidity as follows (in millions):

	00000	00000	00000	00000
	Total Available Under Facility	Maturing	Outstanding Letters of Credit as of December 31, 2011	Available as of December 31, 2011
Revolving Credit Facility (A)	$300	2013	$—	$300
Funded L/C Facility	$320	2014	$277	$43

(A)	Up to $200 million of which may be utilized for letters of credit.

The Revolving Credit Facility matures in February 2013, therefore we intend to refinance the facility in 2012.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt. As of December 31, 2011, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that could be incurred in 2011 to maintain existing operating businesses was approximately $230 million as of December 31, 2011.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•

maximum Covanta Energy leverage ratio of 3.50 to 1.00 for the four quarter period ended December 31, 2011 and thereafter, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period.

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

Long-Term Debt

Long-term debt is as follows (in millions):

	0000	0000
	As of December 31,
	2011	2010
7.25% Senior Notes due 2020	$400	$400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(67)	(91)
Cash conversion option derivative at fair value	49	116

3.25% Cash Convertible Senior Notes, net	442	485

1.00% Senior Convertible Debentures due 2027	25	57
Debt discount related to 1.00% Senior Convertible Debentures	—	(3)

1.00% Senior Convertible Debentures, net (A)	25	54

Term Loan Facility due 2014	619	626

Total	1,486	1,565
Less: current portion	(32)	(7)

Total long-term debt	$1,454	$1,558

(A)

On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures.

7.25% Senior Notes due 2020 (the “7.25% Notes”)

In 2010, we sold $400 million aggregate principal amount of 7.25% Senior Notes due 2020. Interest on the 7.25% Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2011 and the 7.25% Notes will mature on December 1, 2020 unless earlier redeemed or repurchased. In 2010, we used $317 million of the net proceeds of the 7.25% Notes offering to purchase 85% of the total outstanding 1.00% Senior Convertible Debentures due 2027 (described below), for an aggregate purchase price of $313 million plus $1 million in accrued and unpaid interest. The remaining net proceeds were used for general corporate purposes. Net proceeds from the sale of the 7.25% Notes were $390 million, consisting of gross proceeds of $400 million net of $10 million in offering expenses.

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

For a detailed description of the terms of the 7.25% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate of 60.3521 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.57 per share) and became effective on December 19, 2011. We will not deliver common stock (or any other securities) upon conversion under any circumstances. The Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly in our consolidated balance sheets as a component of our long-term debt.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) for a net cash outflow of $58 million.

•

We purchased, for $112 million, cash-settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in other noncurrent assets in our consolidated balance sheets. The strike price of the call options is approximately $16.57 per share ($18.55 prior to the adjustment made on July 8, 2010 in connection with the special cash dividend declared on June 17, 2010) and is subject to customary adjustments.

•

We sold, for $54 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $22.99 per share ($25.74 prior to July 8, 2010) and is subject to customary adjustments. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital in our consolidated balance sheets.

When combined with the Note Hedge and the Warrants, we believe that the net financial impact upon maturity of the 3.25% Notes will consist of cash payments of the face value of $460 million 3.25% Notes and net share settlement of the Warrants to the extent that the stock price exceeds $22.99 at that time.

Net proceeds from the above transactions were $387 million, consisting of gross proceeds of $460 million from the 3.25% Notes and $54 million of proceeds from the Warrants, less the $112 million purchase price for the Note Hedge and $14 million of purchase discounts and other offering expenses.

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

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures, plus accrued and unpaid interest. During the year ended December 31, 2011 and 2010, $32 million and $317 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures. As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012.

As a result of the tender offer to purchase outstanding Debentures, we recorded a loss on extinguishment of debt of $1 million and $15 million, pre-tax, for the year ended December 31, 2011 and 2010, respectively, which was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write off of deferred financing costs and fees incurred in conjunction with the tender offer. In 2010, we also reduced additional paid-in-capital by $8 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability.

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

Certain subsidiaries had recourse liability for project debt which is recourse to certain Covanta ARC Holdings, Inc. subsidiaries, but is non-recourse to us and as of December 31, 2011 was as follows (in millions):

Covanta Niagara, L.P. Series 2001 Bonds	$165
Covanta Southeastern Connecticut Company Corporate Credit Bonds	44

Total	$209

On December 1, 2010, one of our client communities refinanced project debt ($30 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $28 million tax exempt bonds bearing interest from 2% to 4% due 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

On June 1, 2010, we elected to repurchase $43 million of project bonds (issued in connection with our Hempstead facility) under a mandatory tender. The bonds were simultaneously amended to extend their final maturity from December 1, 2010 to June 1, 2015. As a result of this transaction, the bonds have been reflected as repaid in the consolidated financial statements, but may be remarketed to third party investors at any time. In the event we effect such a remarketing, the aggregate amount of our project debt would be increased accordingly.

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

	000000	000000	000000	000000
	As of December 31,
	2011		2010
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$56	$57	$85	$72
Debt service funds - interest	8	—	6	—

Total debt service funds	64	57	91	72
Revenue funds	16	—	18	—
Other funds	21	33	17	35

Total	$101	$90	$126	$107

Of the $191 million in total restricted funds as of December 31, 2011, approximately $113 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Item 8. Financial Statements And Supplementary Data — Note 15. Supplementary Information.

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

The investment portfolio for our insurance business was as follows as of December 31, 2011 (in millions):

	00000	00000
	Amortized Cost	Fair Value
Investments by grade:
Fixed maturities:
U.S. government obligations and agencies	$8	$8
Residential mortgage-backed securities	7	7
Corporate investments (AAA to A)	13	13
Corporate investments (B)	—	—
Other government obligations	3	3

Total fixed maturities	31	31
Equity securities	1	1

Total	$32	$32

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2011 (in millions; references to Notes in the table are references to the Notes in Item 8. Financial Statements And Supplementary Data):

	0000	0000	0000	0000	0000
	Total	Payments Due by Period
		2012	2013 and 2014	2015 and 2016	2017 and Beyond
Project debt (Note 12)	$673	$144	$249	$137	$143
Term Loan Facility (Note 11)	619	7	612	—	—
7.25% Senior Notes (Note 11) (A)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (Note 11) (B)	460	—	460	—	—
1.00% Senior Convertible Debentures (Note 11) (C)	25	25	—	—	—

Total debt obligations (D)	2,177	176	1,321	137	543
Less: Non-recourse debt (E)	(672)	(144)	(249)	(137)	(142)

Total recourse debt	$1,505	$32	$1,072	$—	$401

Operating leases	273	35	51	48	139
Less: Non-recourse rental payments	(164)	(21)	(24)	(23)	(96)

Total recourse rental payments	$109	$14	$27	$25	$43

Interest payments (F)	495	98	151	71	175
Less: Non-recourse interest payments	(136)	(34)	(47)	(23)	(32)

Total recourse interest payments	$359	$64	$104	$48	$143

Retirement plan obligations (G)	$19	$1	$10	$2	$6
Uncertainty in income tax obligations (H)	$121	$1	$2	$8	$110

Total obligations	$2,113	$112	$1,215	$83	$703

(A)

Interest on the 7.25% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2011 and will mature on December 1, 2020 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

(B)

Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on a conversion rate of 60.3521 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represents a conversion price of approximately $16.57 per share). See Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

(C)

On February 1, 2012, holders of $23 million of Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

(D)	Excludes $7 million of unamortized debt premium.

(E)

Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(F)

Interest payments on the Term Loan Facility and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments. Interest payments represent accruals for cash interest payments.

(G)

Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2011. In 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. As of December 2011, the fair value of plan assets exceeded accumulated benefit obligations for the pension plan. The actual settlement amount will fluctuate based on future market performance, such as interest costs and actual return on plan assets, and employees’ disbursement elections. We anticipate the actual settlement will take place following receipt of IRS approval.

(H)	Accounting for uncertainty in income tax obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

Other Commitments

Other commitments as of December 31, 2011 were as follows (in millions):

	00000	00000	00000
	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$277	$6	$271
Surety bonds	354	—	354

Total other commitments — net	$631	$6	$625

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

For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes, or 3.25% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

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

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to repurchase interests of project investors under limited circumstances, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such performance guarantees. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects.

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

Off-Balance Sheet Arrangements

We are party to lease arrangements at our Union County, New Jersey, Alexandria, Virginia and Delaware Valley, Pennsylvania energy-from-waste facilities. At our Union County facility, we lease the facility from the Union County Utilities Authority, referred to as the “UCUA,” We amended the facility site lease with the Union County Utilities Authority to extend their terms from 2023 to 2031. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2031.

At our Alexandria facility, we are a party to a lease which expires in 2019 related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which was financed by the City of Alexandria and by Arlington County, Virginia. We own this facility, and the rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.

Our Delaware Valley facility is a party to a lease for the facility that expires in 2019. We are obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, we have guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by our subsidiary. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2011, the estimated Stipulated Loss would have been $86 million.

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

Policy	Judgments and estimates	Effect if actual results differ from assumptions

Revenue Recognition

Construction contracts are typically signed in conjunction with agreements to operate a newly constructed project. Upon completion of the construction element of these contracts, we recognize service revenue over the term of the service element of the contract.

Revenues under existing fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method.

On January 1, 2011, we adopted an accounting standard related to multiple-deliverable revenue arrangements. The standard provides amendments to criteria for separating consideration in multiple element arrangements. We did not enter or materially modify any existing construction contracts on or after January 1, 2011. For any such future contracts, revenue will be allocated between construction revenue and other project revenue (waste disposal revenue and electricity and steam sales) based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

We estimate our total construction costs for the contract throughout the project. As the project progresses, revisions to our estimated costs may be necessary.

Given the unique nature of our business, we are likely to use our best estimate of selling price in allocating revenues between construction, and other project revenue (waste and service revenue, and electricity and steam sales). This allocation would be performed at the inception of the new contracts and when a material modification occurs.

If a revision to our estimated construction costs is required, the amount of revenue and the related operating income recognized will also fluctuate.

The allocation of revenue will impact the timing of revenue recognized for each unit, where the amount allocated to construction will be recognized in earlier periods followed by the remainder over the service period. Any subsequent modification to the contracts that are considered material could result in a change in the amount and timing of revenue to be recognized.

Policy	Judgments and estimates	Effect if actual results differ from assumptions

Purchase Accounting

We allocate acquisition purchase prices to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The fair value estimates used reflect our best estimates for the highest and best use by market participants.

These estimates are subject to uncertainties and contingencies. For example, we used the discounted cash flow method to estimate the value of many of our assets, which entailed developing projections of future cash flows.

If the cash flows from the acquired net assets differ significantly from our estimates, the amounts recorded could be subject to impairments. Furthermore, to the extent we change our initial estimates of the remaining useful life of the assets or liabilities, future depreciation and amortization expense could be impacted.

Goodwill and Indefinite Lived

Intangibles

As of December 31, 2011, we had $232 million of goodwill, all of which is recorded on our Americas reporting unit. We evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist.

We early adopted guidance issued in 2011 related to the testing of goodwill for impairment for our annual review as of October 1, 2011. The amendments provide an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative assessment takes into consideration both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). If we conclude it is more likely than not that the fair value of the reporting unit is not less than its carrying amount based on that qualitative assessment, then we are no longer required to calculate its fair value. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a qualitative assessment as of October 1, 2011 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary.

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

The impairment assessments of goodwill and indefinite lived intangible assets performed in the periods presented resulted in the conclusion that it was more likely than not that the fair value was not less than the carrying value.

In future years, if there is a significant change in the estimated cash flows, discount rates or other factors that cause the fair values to significantly decrease, there could be impairments which could materially impact our results of operations.

Policy	Judgments and estimates	Effect if actual results differ from assumptions

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

A 1% change in the discount rate would change pension and other post-retirement benefit expense and the obligations by approximately $0.2 million and $18 million, respectively. A 1% change in the return on plan assets would change pension and other post-retirement benefit expense by approximately $0.7 million.

Insurance/Self-Insurance for

Employee Benefit Plans

We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. We record our workers’ compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Other liabilities referred to above are not discounted. Our workers’ compensation and medical liability accrual was $13 million and $8 million as of December 31, 2011 and 2010, respectively.

We believe that the amounts accrued are adequate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our estimates of both claims filed and losses incurred but not yet reported.

For example, a 1% change in average claim costs would impact our self-insurance expense by less than $1 million in 2011.

Policy	Judgments and estimates	Effect if actual results differ from assumptions

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

The conversion feature and note hedge have similar terms and therefore the changes in their fair values offset each other, before taking into account the credit valuation adjustment. We are subject to variability in our results of operations related to the changes in the credit valuation adjustment, which is dependent on the fair value of the hedge and on observed credit spreads. A 10% change in the note hedge valuation would change the credit valuation adjustment by approximately $0.1 million, and a change in credit spreads of 1% would change the credit valuation adjustment by approximately $1 million.

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

We estimated that we have NOLs of approximately $427 million for federal income tax purposes and $223 million for state income tax purposes as of the end of 2011. We also estimated our tax credits as approximately $51 million and our deferred tax assets are offset by a valuation allowance of approximately $22 million.

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

The Internal Revenue Service (“IRS”) is auditing our tax returns for the tax years 2004 to 2009, which includes tax returns for years in which the losses giving rise to the NOLs were reported. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our future consolidated taxable income.

Policy	Judgments and estimates	Effect if actual results differ from assumptions

Unpaid Loss Reserves and Loss Adjustment Expenses

Our insurance subsidiaries establish loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Our unpaid loss reserve and loss adjustment expenses, including reinsurance recoverable on unpaid losses, was $34 million for both December 31, 2011 and 2010.

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

RELATED-PARTY TRANSACTIONS

One member of our current Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. We paid this law firm approximately $3 million, $2 million, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2011. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 13. Financial Instruments and Note 14. Derivative Instruments.

Commodity Price Risk

Waste Price Risk

Municipal Solid Waste

Generally, we are protected against fluctuations in fuel (municipal waste) price risk in our Americas segment energy-from-waste business because most of our municipal waste is provided under long-term contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. Waste disposal fees declined slightly in 2010 and 2009 primarily due to lower waste generation rates. The decline in waste disposal fees at our energy-from-waste facilities is mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States, where we have over one million tons of available capacity. Waste disposal fees increased in 2011 due to annual contract price escalations intended to reflect changes in our costs.

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

Wood Waste

We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that float with the market.

At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. Since 2009, this margin has been negative at certain of our biomass facilities. At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities. In 2011, 2010 and 2009, revenue from our biomass projects represented approximately 4%, 5% and 6%, respectively, of our Americas segment revenue.

Energy Price Risk

Energy-from-Waste Energy Price Risk

We are protected against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At some of our projects, we enter into short-term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations.

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. As of December 31, 2011, a change in natural gas prices by $1 per million metric British thermal units (“MMBtu”) would change our pre-tax income by approximately $10 million to $15 million in 2012. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2011, the fair value of the energy derivatives of $3 million, pre-tax, was recorded as a current asset and as a component of Accumulated Other Comprehensive Income (“AOCI”).

Biomass Energy Price Risk

At our biomass projects, we plan to minimize risk by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.

Recycled Metals Price Risk

We sell, recover and recycle materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects in the Americas segment, and have exposure to market fluctuations with respect to such sales. Revenue from these materials is included within our waste services revenues in our consolidated statements of income.

Interest Rate Risk

Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt. As of December 31, 2011, the outstanding balance of the Term Loan was $619 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1.00% in the underlying December 31, 2011 market interest rates would result in a potential reduction to twelve month future earnings of $6 million, pre-tax.

Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 60.3521 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.57 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”). We purchased cash settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. We sold warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $22.99 per share and is subject to customary adjustments.

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $49 million as of December 31, 2011. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Note Hedge was $47 million as of December 31, 2011. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2011.

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

As of December 31, 2011, we also had net investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.

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

Fixed Maturities

With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiaries to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio was 2 years and 3 years as of December 31, 2011 and 2010. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto and surety programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 3% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 2% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include $7 million and $5 million of residential mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2011 and 2010, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated AAA by Moody’s Investors Services.

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

Equity Securities

Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2011, equity securities represented 3% of our insurance company’s total investment portfolio. During 2011, the insurance subsidiary did not permanently impair any equity securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 15, 2012

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	0000000	0000000	0000000
	For the Years Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$1,082	$1,036	$916
Electricity and steam sales	400	420	417
Other operating revenues	168	127	51

Total operating revenues	1,650	1,583	1,384

OPERATING EXPENSES:
Plant operating expenses	962	943	821
Other operating expenses	143	120	48
General and administrative expenses	103	103	109
Depreciation and amortization expense	193	190	197
Net interest expense on project debt	31	38	45
Write-down of assets	—	34	—

Total operating expenses	1,432	1,428	1,220

Operating income	218	155	164

Other income (expense):
Investment income	1	1	2
Interest expense	(67)	(45)	(38)
Non-cash convertible debt related expense	(25)	(39)	(24)
Loss on extinguishment of debt	(1)	(15)	—
Other expenses, net	(19)	—	—

Total other expenses	(111)	(98)	(60)

Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	107	57	104
Income tax expense	(28)	(24)	(42)
Equity in net income from unconsolidated investments	5	2	3

Income from continuing operations	84	35	65

Income from discontinued operations, net of income tax expense of $3, $8, and $7 million, respectively	143	36	46

NET INCOME	227	71	111

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(5)	(5)	(4)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	(3)	(4)	(5)

Total net income attributable to noncontrolling interests in subsidiaries	(8)	(9)	(9)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$219	$62	$102

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$79	$30	$61
Discontinued operations, net of tax expense	140	32	41

Net Income Attributable to Covanta Holding Corporation	$219	$62	$102

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.56	$0.19	$0.39
Discontinued operations	0.99	0.21	0.27

Covanta Holding Corporation	$1.55	$0.40	$0.66

Weighted Average Shares	141	153	154

Diluted
Continuing operations	$0.56	$0.19	$0.39
Discontinued operations	0.98	0.21	0.27

Covanta Holding Corporation	$1.54	$0.40	$0.66

Weighted Average Shares	142	154	155

Cash Dividend Paid Per Share:	$0.30	$1.50	$—

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	0000	0000
	As of December 31,
	2011	2010
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$232	$126
Restricted funds held in trust	101	126
Receivables (less allowances of $5 and $3, respectively)	260	272
Unbilled service receivables	20	23
Deferred income taxes	28	27
Prepaid expenses and other current assets	105	110
Assets held for sale	18	191

Total Current Assets	764	875
Property, plant and equipment, net	2,423	2,478
Investments in fixed maturities at market (cost: $31 and $29, respectively)	31	29
Restricted funds held in trust	90	107
Unbilled service receivables	25	32
Waste, service and energy contracts, net	434	472
Other intangible assets, net	78	79
Goodwill	232	230
Investments in investees and joint ventures	43	46
Other assets	265	328

Total Assets	$4,385	$4,676

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$32	$7
Current portion of project debt	147	141
Accounts payable	25	23
Deferred revenue	61	72
Accrued expenses and other current liabilities	211	186
Liabilities held for sale	3	34

Total Current Liabilities	479	463
Long-term debt	1,454	1,558
Project debt	533	662
Deferred income taxes	633	605
Waste and service contracts	76	89
Other liabilities	122	140

Total Liabilities	3,297	3,517

Commitments and Contingencies (Note 20)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 158 and 157 shares; outstanding 136 and 150 shares)	16	16
Additional paid-in capital	824	893
Accumulated other comprehensive income	1	5
Accumulated earnings	244	213
Treasury stock, at par	(2)	(1)

Total Covanta Holding Corporation stockholders’ equity	1,083	1,126
Noncontrolling interests in subsidiaries	5	33

Total Equity	1,088	1,159

Total Liabilities and Equity	$4,385	$4,676

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
OPERATING ACTIVITIES:
Net income	$227	$71	$111
Less: Income from discontinued operations, net of tax expense	143	36	46

Income from continuing operations	84	35	65

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	193	190	197
Amortization of long-term debt deferred financing costs	6	7	5
Amortization of debt premium and discount	(5)	(8)	(9)
Write-down of assets	—	34	—
Loss on extinguishment of debt	1	15	—
Non-cash convertible debt related expense	25	39	24
Provision for doubtful accounts	2	3	2
Stock-based compensation expense	18	17	14
Equity in net income from unconsolidated investments	(5)	(2)	(3)
Dividends from unconsolidated investments	8	5	1
Deferred income taxes	30	20	32
Change in restricted funds held in trust	4	11	19
Reversal of uncertain tax positions related to pre-emergence tax matters	(24)	—	—
Contractual liability to pre-petition creditors	15	—	—
Change in restricted fund-other related to contractual liability to pre-petition creditors	5	—	—
Other, net	(2)	5	7
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	13	27	(7)
Debt service billings in excess of revenue recognized	23	24	19
Accounts payable and accrued expenses	(4)	(19)	(1)
Other, net	(27)	(11)	(13)

Total adjustments for continuing operations	276	357	287

Net cash provided by operating activities from continuing operations	360	392	352
Net cash provided by operating activities from discontinued operations	1	39	45

Net cash provided by operating activities	361	431	397

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(10)	(130)	(266)
Proceeds from the sale of investment securities	12	14	7
Purchase of investment securities	(15)	(17)	(8)
Acquisition of noncontrolling interests in subsidiaries	—	(2)	(24)
Purchase of equity interests	—	—	(9)
Proceeds from the sale of assets	12	12	—
Purchase of property, plant and equipment	(118)	(115)	(74)
Acquisition of land use rights	(8)	(19)	—
Loans issued to fund certain facility improvements, net of repayments	—	—	(11)
Other, net	(9)	(18)	(2)

Net cash used in investing activities from continuing operations	(136)	(275)	(387)
Net cash provided by investing activities from discontinued operations	243	—	—

Net cash provided by (used in) investing activities	107	(275)	(387)

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	400	460
Proceeds from issuance of warrants	—	—	54
Purchase of convertible note hedge	—	—	(112)
Payments of deferred financing costs	—	(10)	(14)
Payment of interest rate swap termination costs	—	—	(11)
Principal payments on long-term debt	(7)	(7)	(7)
Principal payments on project debt	(137)	(202)	(230)
Convertible debenture repurchases	(32)	(313)	—
Payments of fees related to tender offer	—	(2)	—
Proceeds from borrowings on project debt	15	39	70
Proceeds from borrowings on revolving credit facility	—	79	—
Payments on borrowings on revolving credit facility	—	(79)	—
Change in restricted funds held in trust	38	3	45
Cash dividends paid to stockholders	(32)	(233)	—
Common stock repurchased	(229)	(95)	—
Distributions to partners of noncontrolling interests in subsidiaries	(6)	(6)	(6)
Proceeds from the exercise of options for common stock, net	—	1	1
Financings of insurance premiums, net	10	(10)	—
Payments to pre-petition creditors	(12)	—	—
Decrease in restricted funds for pre-petition creditors	12	—	—
Other financing, net	(1)	26	35

Net cash (used in) provided by financing activities from continuing operations	(381)	(409)	285
Net cash provided by (used in) financing activities from discontinued operations	8	(40)	(54)

Net cash (used in) provided by financing activities	(373)	(449)	231

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)	1

Net increase (decrease) in cash and cash equivalents	94	(294)	242
Cash and cash equivalents at beginning of year	140	434	192

Cash and cash equivalents at end of year	234	140	434
Less: Cash and cash equivalents of discontinued operations at end of year	2	14	16

Cash and cash equivalents of continuing operations at end of year	$232	$126	$418

Cash Paid for Interest and Income Taxes:
Interest	$101	$84	$86
Income taxes, net of refunds	$13	$4	$2

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	0000	0000	0000	0000	0000	0000	0000	0000	0000
	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2008	155	$15	$841	$(8)	$342	1	$(1)	$35	$1,224
Stock-based compensation expense			14						14
Issuance of Warrants			54						54
Shares repurchased for tax withholdings for vested stock awards			(2)						(2)
Exercise of options to purchase common stock			1						1
Shares issued in non-vested stock award	1	1	(1)						—
Purchase price allocation for noncontrolling interests								33	33
Acquisition of noncontrolling interests in subsidiaries			10					(33)	(23)
Distributions to partners of noncontrolling interests in subsidiaries								(11)	(11)
Comprehensive income, net of income taxes:
Net income					102			9	111
Foreign currency translation				6				1	7
Pension and other postretirement plan unrecognized net gain, net of income tax expense of $6				9					9

Total comprehensive income				15	102			10	127

Balance as of December 31, 2009	156	16	917	7	444	1	(1)	34	1,417
Stock-based compensation expense			17						17
Dividend declared					(233)				(233)
Common stock repurchased			(35)		(60)	6			(95)
Repurchase of equity related to Debenture tender offer			(6)						(6)
Exercise of options to purchase common stock			1						1
Shares issued in non-vested stock award	1								—
Acquisition of noncontrolling interests in subsidiaries			(1)					(1)	(2)
Distributions to partners of noncontrolling interests in subsidiaries								(10)	(10)
Comprehensive income, net of income taxes:
Net income					62			9	71
Foreign currency translation				1				1	2
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $1				(3)					(3)

Total comprehensive (loss) income				(2)	62			10	70

Balance as of December 31, 2010	157	16	893	5	213	7	(1)	33	1,159
Stock-based compensation expense			18						18
Deferred tax adjustment on stock-based compensation			(1)						(1)
Dividend declared					(42)				(42)
Dividend for vested stock awards			1		(1)				—
Common stock repurchased			(86)		(143)	14	(1)		(230)
Shares repurchased for tax withholdings for vested stock awards			(1)		(2)	1			(3)
Shares issued in non-vested stock award	1								—
Elimination due to sale of controlling interests in subsidiaries								(28)	(28)
Distributions to partners of noncontrolling interests in subsidiaries								(6)	(6)
Comprehensive income, net of income taxes:
Net income					219			8	227
Foreign currency translation				2				(2)	—
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $5				(8)					(8)
Net unrealized gain on derivative instruments				2					2

Total comprehensive (loss) income				(4)	219			6	221

Balance as of December 31, 2011	158	$16	$824	$1	$244	22	$(2)	$5	$1,088

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

Organization

Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste disposal solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 19 million tons of solid waste annually and produce over 10 million megawatt (“MW”) hours of baseload electricity annually. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 15 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). We also operate waste management infrastructure that is complementary to our core EfW business.

We own and hold equity interests in energy-from-waste facilities in China and Italy. We are pursuing additional growth opportunities in parts of Europe, primarily in the United Kingdom, where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas emissions.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of our operations, cash flows and financial position of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

4)	Tipping fees earned under waste disposal agreements are recognized as revenue in the period the waste is received; and

5)

Other miscellaneous fees, such as revenue for ferrous and non-ferrous metal recovered and recycled, are generally recognized as revenue when ferrous and non-ferrous metal is delivered to metals processors.

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

Construction Revenues — Revenues under current fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Construction revenues are recorded as other operating revenues in the consolidated statements of income. These contracts are typically signed in conjunction with agreements to operate the project constructed and are therefore multiple element arrangements. The contractual price of the undelivered service element has been determined to be its fair value. We expect to earn revenue for our current construction contracts over the next 3 years. Upon completion of the construction element of these contracts, we will begin to recognize service revenue over the term of the service element of the contract.

On January 1, 2011, we adopted an accounting standard related to multiple-deliverable revenue arrangements. The standard provides amendments to criteria for separating consideration in multiple element arrangements. We did not enter or materially modify any existing construction contracts on or after January 1, 2011. For any such future contracts, revenue will be allocated between construction revenue and other project revenue (waste disposal revenue and electricity and steam sales) based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2011, 2010, and 2009 were $88 million, $90 million, and $72 million, respectively.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	000000	000000	000000	000000
	As of December 31,
	2011		2010
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$56	$57	$85	$72
Debt service funds - interest	8	—	6	—

Total debt service funds	64	57	91	72
Revenue funds	16	—	18	—
Other funds	21	33	17	35

Total	$101	$90	$126	$107

Of the $191 million in total restricted funds as of December 31, 2011, approximately $113 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Note 15. Supplementary Information.

Restricted Funds — Other

As of December 31, 2011 and 2010, we had $13 million and $36 million, respectively, in restricted accounts. These restricted funds were held to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, and for surety and bail bond collateral related to our insurance subsidiary. As of December 31, 2011, $12 million was paid to pre-petition claimants and $3 million of the non-current restricted funds was reclassified to other current assets on our consolidated balance sheet and is expected to be paid to third party claimants in the first half of 2012. The remaining $5 million was reclassified to cash and cash equivalents on our consolidated balance sheet as of December 31, 2011. See Note 16. Income Taxes for additional information. Restricted funds are invested principally in money market funds, bank deposits and certificates of deposit, and are not available for general corporate purposes.

Deferred Financing Costs

As of December 31, 2011 and 2010, we had $19 million and $25 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.

Deferred Revenue

Deferred revenue consisted of the following (in millions):

	000000	000000	000000	000000
	As of December 31,
	2011		2010
	Current	Noncurrent	Current	Noncurrent
Advance billings to municipalities	$8	$—	$10	$—
Unearned insurance premiums	1	—	2	—
Other	52	3	60	3

Total	$61	$3	$72	$3

Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Other current deferred revenue relates primarily to pre-construction billings for the expansion project at our Honolulu, Hawaii energy-from-waste facility. Noncurrent deferred revenue relates to electricity contract levelization and is included in other noncurrent liabilities in the consolidated balance sheets.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant, and equipment acquired in business acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 34 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of income.

Property, plant and equipment consisted of the following (in millions):

	000000	000000	000000
		As of December 31,
	Useful Lives	2011	2010
Land		$25	$25
Facilities and equipment	3-34 years	3,353	3,244
Landfills (primarily ash)	3-37 years	44	45
Construction in progress		41	55

Total		3,463	3,369
Less: accumulated depreciation and amortization		(1,040)	(891)

Property, plant, and equipment — net		$2,423	$2,478

Depreciation and amortization expense related to property, plant and equipment was $165 million, $160 million, and $163 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations, we recognize a liability for asset retirement obligations when it is incurred which is generally upon acquisition, construction, or development. Our liabilities include closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows. Any changes are incorporated into the carrying amount of the liability and will result in an adjustment to the amount of asset retirement cost allocated to expense in subsequent periods.

Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2011	2010
Beginning of period asset retirement obligation	$29	$26
Accretion expense	2	2
Deductions (1)	(5)	(1)
Additions (2)	—	2

End of period asset retirement obligation	$26	$29
Less: current portion	(5)	(4)

Noncurrent Asset retirement obligation	$21	$25

(1)

Deductions in 2011 and 2010 related to expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

(2)	Additions in 2010 related primarily to expansion projects for an existing landfill. See Note 3. Business Development, Acquisitions and Dispositions.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The evaluation of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. The goodwill is related to the Americas reporting unit. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. As the components of the Americas reporting unit share similar economic characteristics, we have aggregated them into one reporting unit as permitted by the accounting standard related to goodwill and intangible assets. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the testing of goodwill for impairment which we have applied in our annual review as of October 1, 2011. The amendments provide an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative assessment takes into consideration both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). If we conclude it is more likely than not that the fair value of the reporting unit is not less than its carrying amount based on that qualitative assessment, then we are no longer required to calculate its fair value. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a qualitative assessment as of October 1, 2011 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized to reduce the carrying value of the asset to its fair value. As of December 31, 2011, the fair value of all indefinite-lived intangible assets exceeded their carrying value.

Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. As of December 31, 2011, there were no indicators of impairment identified.

There were no impairment charges recognized related to our evaluation of goodwill, indefinite-lived intangible assets, or intangible assets for the years ended December 31, 2011, 2010, and 2009. During the year ended, December 31, 2010, we recorded a write- down of assets related to other long-lived assets of $34 million, pre-tax. For additional information, see Note 15. Supplementary Information.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations

In accordance with accounting standards for business combinations, we recognize at fair value the assets acquired and liabilities assumed in the transaction including any noncontrolling interest of the acquired entity; recognize any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value based on the highest and best use by market participants for the asset as the measurement objective; and disclose information needed to evaluate and understand the nature and financial effect of the business combination. We expense direct transaction costs as incurred; capitalize in-process research and development costs, if any; and record a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. Any costs for business restructuring and exit activities related to the acquired company are included in the post-combination results of operations. Tax adjustments related to previously recorded business combinations, if any, will be recognized in the results of operations.

Accumulated Other Comprehensive Income

AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities, and net unrealized gains and losses on derivatives. AOCI, net of income taxes, consists of the following (in millions):

	00000	00000
	As of December 31,
	2011	2010
Foreign currency translation	$3	$1
Pension and other postretirement plan unrecognized net (loss) gain	(5)	3
Net unrealized gain on derivatives	2	—
Net unrealized gain on securities	1	1

Accumulated other comprehensive income	$1	$5

Derivative Instruments

We recognize derivative instruments not designated as hedging instruments on the balance sheet at their fair value. The Cash Conversion Option and Note Hedge are derivative instruments which are recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk. Changes in the fair value of the energy derivatives are recognized as a component of AOCI. For additional information, see Note 14. Derivative Instruments.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in millions):

	00000	00000	00000
	As of December 31,
	2011	2010	2009
Net unpaid losses and LAE at beginning of year	$25	$22	$20
Incurred, net, related to:
Current year	9	10	12
Prior years	3	7	3

Total net incurred	12	17	15
Paid, net, related to:
Current year	(5)	(6)	(7)
Prior years	(8)	(8)	(5)

Total net paid	(13)	(14)	(12)
Effect of deconsolidation of subsidiary	—	—	(1)

Net unpaid losses and LAE at end of year	24	25	22
Plus: Reinsurance recoverable on unpaid losses	10	9	12

Gross unpaid losses and LAE at end of year	$34	$34	$34

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, asset retirement obligations, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, deferred taxes, unpaid losses and LAE, allowances for uncollectible receivables, and liabilities related to pension obligations, employee medical benefit obligations, workers’ compensation, severance and certain litigation.

Reclassifications

During the year ended December 31, 2011, we corrected our presentation of the consolidated balance sheet at December 31, 2010 to adjust a portion of the excess of purchase price over par value for treasury stock transactions from additional paid-in capital to retained earnings in the years ended December 31, 2010, 2009, and 2008. At December 31, 2010, an aggregate of $80 million increased additional paid-in capital and decreased retained earnings. This change had no impact on total equity.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance related to amendments to disclosures about fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). We are required to adopt this standard for the first quarter of 2012. Early adoption is not permitted. We do not expect this accounting standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all other comprehensive income changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued additional guidance which deferred indefinitely the requirement for companies to present reclassification adjustments out of accumulated comprehensive income by component in both the statement where net income is presented and the statement where comprehensive income is presented. The guidance does not affect how earnings per share is calculated

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or presented. We are required to adopt this standard for the first quarter of 2012, however early adoption is permitted. The amendments should be applied retrospectively. We are currently evaluating the presentational changes to our consolidated financial statements required by this guidance.

In September 2011, the FASB issued guidance related to testing goodwill for impairment. The amendments provide an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We are required to adopt this standard for the first quarter of 2012. We early adopted this guidance, as permitted, during the fourth quarter of 2011. For additional information, see Note 1. Organization and Summary of Significant Accounting Policies.

In December 2011, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. Disclosures are required to be retrospective for all comparative periods presented. We are required to adopt this standard for the first quarter of 2013. We do not expect this accounting standard to have an impact on our consolidated financial statements.

NOTE 3. BUSINESS DEVELOPMENT, ACQUISITIONS AND DISPOSITIONS

Our growth opportunities include: organic growth, new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Development Projects

China Energy-from-Waste Facilities and Joint Ventures

We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. which, in 2009, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tons per day (“tpd”) energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 (approximately $26 million as of December 31, 2011) million in project financing which, together with available cash from existing operations, funded construction costs. The facility began processing waste during the second quarter of 2011.

In 2008, we and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction commenced in 2009 and the facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 480 million (approximately $76 million as of December 31, 2011) in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. for one year after operations fully commence.

Durham-York Energy-from-Waste Facility

During 2011, we received the notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations during 2014, after which we will operate the facility under a 20 year contract.

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which is funded and owned by the City and County of Honolulu. The project is expected to begin operations in 2012.

Business Development

Americas

Union County Energy-from-Waste Facility

In December 2011, we amended the waste disposal agreement with the Union County Utilities Authority to extend their terms from 2023 to 2031 and to increase the Union County Utilities Authority’s waste disposal commitment.

Niagara Energy-from-Waste Facility

We extended an existing steam sale contract until 2021 and entered into a new steam sale contract that will run from 2011 to 2024; together these contracts represent 35% of the historical steam sold at the facility.

Fairfax County Energy-from-Waste Facility

In August 2010, our service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the five year extension period.

Huntington Energy-from-Waste Facility

In December, 2010, our service fee contract with the Town of Huntington was extended from 2012 to 2019.

In March 2010, for cash consideration of $2 million, we acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Wallingford Energy-from-Waste Facility

We entered into new tip fee contracts which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Stanislaus County, California Energy-from-Waste Facility

In May 2009, our service fee contract with Stanislaus County was extended from 2010 to 2016.

Tulsa Energy-from-Waste Facility

In 2009, we entered into a new tip fee agreement with the City of Tulsa which expires in 2012 and a new steam contract for a term of 10 years expiring in 2019.

Hempstead Energy-from-Waste Facility

We entered into a new tip fee contract with the Town of Hempstead, New York for a term of 25 years which commenced upon expiration of the previous contract in August 2009. This contract provides approximately 50% of the facility’s waste capacity. We also entered into new tip fee contracts with other customers that expire on various dates prior to December 2014. These contracts utilize an additional 40% of the facility’s waste capacity.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions

Dade Metals Recycling Facility

In May 2011, we acquired a metals processing facility located on our Dade energy-from-waste facility site. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.

Portfolio of Energy-from-Waste Businesses

We completed the following transactions and acquired businesses which have a combined capacity of 9,600 tpd. Each of the operations acquired included a long-term operating contract with their respective municipal client.

•

Between August 2009 and February 2010, we acquired one transfer station business and seven energy-from-waste businesses (Burnaby, Dade, Hudson Valley, Long Beach, MacArthur, Plymouth, and York) located in New York, Pennsylvania, California, Florida and British Columbia. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We paid cash consideration of $259 million in August 2009 for six energy-from-waste businesses and one transfer station, and in February 2010, we paid $128 million for the seventh energy-from-waste business. During the fourth quarter of 2010, we paid $2 million as a final post-closing purchase price adjustment.

•

The businesses acquired in August 2009 included a majority ownership stake in one energy-from-waste facility and in November 2009, we acquired the remaining ownership stake in that facility for cash consideration of $24 million.

The final purchase price allocation included $140 million of property, plant and equipment, $329 million of intangible assets related to long-term operating contracts at each acquired EfW business except for the facility which we own, $27 million related to goodwill and $114 million of assumed debt. The acquired intangible assets will be amortized over an initial average remaining useful facility life of 31 years.

Philadelphia Transfer Stations

In May 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of approximately $18 million, inclusive of final working capital adjustments. The final purchase price allocation included $6 million of identifiable intangible assets related primarily to customer relationships and goodwill of $1 million.

Dispositions

Landfill Gas Projects

In 2011, we sold two landfill gas projects located in California and received cash proceeds of approximately $12 million and recorded a gain of $9 million.

Discontinued Operations – Independent Power Production Facilities

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. In 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”) and our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets sold included our entire interest in Covanta Madurai Operating Private Limited, which provided operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. We also completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. During 2011, we received a combined total of cash proceeds of $255 million, net of transaction costs, for our interests in the three fossil fuel independent power production facilities that we have sold. See Note 4. Assets Held for Sale for additional information.

Detroit Energy-from-Waste Facility

In June 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 30 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility for total cash consideration of approximately $8 million and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement.

In November 2010, we completed the sale of our entire interest in the Detroit Facility and received consideration of $9 million. We recorded a pre-tax gain of approximately $1 million in connection with this transaction.

NOTE 4. ASSETS HELD FOR SALE

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. As of December 31, 2011, the remaining asset held for sale was our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In October 2011, we entered into an agreement to sell our interest in the Haripur project and expect the sale to close in the first quarter of 2012.

The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as “Current Assets Held for Sale” and “Current liabilities Held for Sale”. The results of operations of these businesses are included in the consolidated statements of income as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows.

The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	0000	0000	0000
	As of December 31,
	2011	2010	2009
Revenues	$84	$152	$167
Operating expenses, including net gain on disposal of assets held for sale and loss on assets held for sale (1)	$54	$(134)	$(135)
Income before income tax expense and equity in net income from unconsolidated investments	$138	$20	$34
Equity in net income from unconsolidated investments	$8	$24	$20
Income from discontinued operations, net of income tax expense of $3, $8, and $7, respectively	$143	$36	$46

(1)	During the years ended December 31, 2011 and 2010, we recorded a net after-tax gain (loss) on assets held for sale of $119 million and $(8) million, respectively.

The following table sets forth the assets and liabilities of the asset held for sale included in the consolidated balance sheets as of the dates indicated (in millions):

	As of December 31,
	2011	2010
Cash and cash equivalents	$2	$14
Restricted funds held in trust	—	19
Accounts receivable	1	20
Prepaid expenses and other assets	—	26
Property, plant and equipment	—	30
Investments in investees and joint ventures	15	81
Other long-term assets	—	1

Assets held for sale	$18	$191

Accounts payable	$—	$3
Accrued expenses and other	3	11
Project debt	—	16
Other noncurrent liabilities	—	4

Liabilities held for sale	$3	$34

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	0000	0000	0000
	For the Years Ended December 31,
	2011	2010	2009
Net income from continuing operations	$79	$30	$61
Net income from discontinued operations	140	32	41

Net income attributable to Covanta Holding Corporation	$219	$62	$102

Basic earnings per share:
Weighted average basic common shares outstanding	141	153	154

Continuing operations	$0.56	$0.19	$0.39
Discontinued operations	0.99	0.21	0.27

Covanta Holding Corporation	$1.55	$0.40	$0.66

Diluted earnings per share:
Weighted average basic common shares outstanding	141	153	154
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	1	1	1
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—

Weighted average diluted common shares outstanding	142	154	155

Continuing operations	$0.56	$0.19	$0.39
Discontinued operations	0.98	0.21	0.27

Covanta Holding Corporation	$1.54	$0.40	$0.66

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	2	2	2

Restricted stock	—	—	—

Restricted stock units	—	—	—

Warrants	28	27	25

In 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures were convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price ($28.20 in any of the periods presented) before February 1, 2025. In connection with the quarterly cash dividend payable on January 5, 2012, the conversion rate for the Debentures was adjusted to 39.7608 shares of our common stock per $1,000 principal amount of the Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.15 per share and became effective on December 19, 2011. As of December 31, 2011, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.99. As of December 31, 2011, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

Equity

During the year ended December 31, 2011, we granted 0.8 million restricted stock awards. For information related to stock-based award plans, see Note 18. Stock-Based Award Plans.

In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million. In 2010, we declared a special cash dividend of $1.50 per share and we repurchased 6.1 million shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95 million.

As of December 31, 2011, there were 158 million shares of common stock issued of which 136 million shares were outstanding; the remaining 22 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2011, there were 3 million shares of common stock reserved and available for future issuance under equity plans.

As of December 31, 2011, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	00000	00000	00000
	Americas	All Other (1)	Total
Year Ended December 31, 2011:
Operating revenues	$1,608	$42	$1,650
Depreciation and amortization expense	191	2	193
Operating income (loss)	249	(31)	218
Interest expense, net	38	53	91
Equity in net income from unconsolidated investments	—	5	5
As of December 31, 2011:
Total assets (includes goodwill of $232 in the Americas segment)	$3,955	$430	$4,385
Capital additions	100	18	118
Year Ended December 31, 2010:
Operating revenues	$1,541	$42	$1,583
Depreciation and amortization expense	188	2	190
Write-down of assets	11	23	34
Operating income (loss)	213	(58)	155
Interest expense, net	42	41	83
Equity in net income from unconsolidated investments	—	2	2
As of December 31, 2010:
Total assets (includes goodwill of $230 in the Americas segment)	$4,235	$441	$4,676
Capital additions	89	26	115
Year Ended December 31, 2009:
Operating revenues	$1,346	$38	$1,384
Depreciation and amortization expense	195	2	197
Operating income (loss)	195	(31)	164
Interest expense, net	40	20	60
Equity in net (loss) income from unconsolidated investments	(1)	4	3

(1)

All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale (See Note 4. Assets Held for Sale).

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our operations are principally in the United States. See the list of projects for the Americas segment in Item 1. Business. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. A summary of revenues and total assets by geographic area is as follows (in millions):

	0000	0000	0000
	United States	Other	Total
Operating Revenues:
Year Ended December 31, 2011	$1,592	$58	$1,650
Year Ended December 31, 2010	$1,541	$42	$1,583
Year Ended December 31, 2009	$1,358	$26	$1,384

	0000	0000	0000	0000
	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2011	$4,010	$18	$357	$4,385
As of December 31, 2010	$4,383	$191	$102	$4,676

NOTE 7. AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS

Waste, Service and Energy Contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives, which average approximately 23 years for the waste, service and energy intangible contract assets and 7 years for the waste and service intangible contract liabilities.

Waste, Service and Energy contracts consisted of the following (in millions):

	00000	00000	00000	00000	00000	00000	00000
		As of December 31, 2011			As of December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	1 — 36 years	$632	$198	$434	$654	$182	$472
Waste and service contracts (liability)	1 — 11 years	$(155)	$(79)	$(76)	$(155)	$(66)	$(89)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2011 included or expected to be included in our consolidated statements of income for each of the years indicated (in millions):

	00000	00000	00000	00000
	Waste, Service and Energy Contracts (Amortization Expense)		Waste and Service Contracts (Contra-Expense)
Year ended December 31, 2011	$38		$(13)

2012	$36		$(13)
2013	32		(12)
2014	29		(12)
2015	26		(8)
2016	22		(8)
Thereafter	289		(23)

Total	$434		$(76)

The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 9 years.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

Other intangible assets consisted of the following (in millions):

	00000	00000	00000	00000	00000	00000	00000
		As of December 31, 2011			As of December 31, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Lease interest and other	7 –18 years	$85	$21	$64	$80	$17	$63
Landfill (primarily ash)	2 years	18	14	4	18	12	6

Total amortizable intangible assets		103	35	68	98	29	69
Other intangibles	Indefinite	10	—	10	10	—	10

Intangible assets, net		$113	$35	$78	$108	$29	$79

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2011 included or expected to be included in our statements of income for each of the years indicated (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Annual Remaining Amortization	$6	$6	$4	$4	$4	$44	$68

Amortization Expense related to other intangible assets was $6 million, $6 million, and $5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3 million for each of the years ended December 31, 2011, 2010, and 2009.

Goodwill

Goodwill was $232 million and $230 million as of December 31, 2011 and 2010, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a qualitative assessment as of October 1, 2011 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary. As of December 31, 2011, goodwill of approximately $41 million was deductible for federal income tax purposes.

The following table details the changes in carrying value of goodwill for the years ended December 31, 2011 and 2010 (in millions):

0000
Total
Balance as of December 31, 2009	$203
Goodwill related to the acquisition of the EfW businesses (See Note 3)	27

Balance as of December 31, 2010	$230
Goodwill related to the acquisition of the Dade Metals Recycling Facility (See Note 3)	2

Balance as of December 31, 2011	$232

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

As of December 31, 2011 and 2010, investments in investees and joint ventures accounted for under the equity method were as follows (in millions):

	00000	00000	00000	00000
	Ownership Interest as of December 31, 2011	2011	Ownership Interest as of December 31, 2010	2010
Pacific Ultrapower Chinese Station Plant (U.S.)	55%	$3	55%	$5
South Fork Plant (U.S.)	50%	1	50%	1
Koma Kulshan Plant (U.S.)	50%	5	50%	6
Ambiente 2000 (Italy)	40%	1	40%	1
Sanfeng (China) (1)	40%	12	40%	14
Chengdu (China) (1)	49%	21	49%	19

Total investments		$43		$46

(1)	See Note 3. Business Development, Acquisitions and Dispositions for a discussion related to these equity investments.

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities which included our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. For additional information, see Note 3. Business Development, Acquisitions and Dispositions and Note 4. Assets Held for Sale. The following is a summary of the unaudited results of operations and financial position of Quezon for the period of January 1, 2011 to March 25, 2011, the disposal date (in millions):

00000
Condensed Statement of Operations for the period January 1 to March 25, 2011:
Revenues	$74
Operating income	32
Net income	15
Company’s share of net income	4
Condensed Balance Sheet as of March 25, 2011:
Current assets	$161
Noncurrent assets	602
Total assets	763
Current liabilities	107
Noncurrent liabilities	249
Total liabilities	356

NOTE 10. LEASES

Leases are primarily operating leases for leaseholds on energy-from-waste facilities and independent power projects, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $31 million, $30 million, and $31 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 (in millions):

	00000	00000	00000	00000	00000	00000	00000
	2012	2013	2014	2015	2016	Thereafter	Total
Future Minimum Rental Payments	$35	$26	$25	$24	$24	$139	$273
Non-Recourse Portion of Future Minimum Rental Payments	$21	$12	$12	$12	$11	$96	$164

Future minimum rental payment obligations include $164 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $87 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $77 million is related to an energy-from-waste facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Covanta Delaware Valley, L.P. (“Delaware Valley”) leases a facility pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley becomes obligated to pay a contractually specified “stipulated loss” value that declines over time and was approximately $86 million as of December 31, 2011.

NOTE 11. LONG-TERM DEBT

Long-Term Debt

Long-term debt is as follows (in millions):

	00000	00000
	As of December 31,
	2011	2010
7.25% Senior Notes due 2020	$400	$400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(67)	(91)
Cash conversion option derivative at fair value	49	116

3.25% Cash Convertible Senior Notes, net	442	485

1.00% Senior Convertible Debentures due 2027	25	57
Debt discount related to 1.00% Senior Convertible Debentures	—	(3)

1.00% Senior Convertible Debentures, net (1)	25	54

Term Loan Facility due 2014	619	626

Total	1,486	1,565
Less: current portion	(32)	(7)

Total long-term debt	$1,454	$1,558

(1)

On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures.

Credit Facilities

We have the ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally, by utilizing Credit Facilities which are comprised of:

•	a $300 million revolving credit facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Credit Facility”);
•	a $320 million funded letter of credit facility due 2014 (the “Funded L/C Facility”); and
•	a term loan facility, due 2014, in the initial amount of $650 million and of which $619 million was outstanding as of December 31, 2011 (the “Term Loan Facility”).

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, we had available credit for liquidity as follows (in millions):

	00000	00000	00000	00000
	Total Available Under Facility	Maturing	Outstanding Letters of Credit as of December 31, 2011	Available as of December 31, 2011
Revolving Credit Facility (1)	$300	2013	$—	$300
Funded L/C Facility	$320	2014	$277	$43

(1)	Up to $200 million of which may be utilized for letters of credit.

Amortization Terms

The Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments through the date of maturity as follows (in millions):

	0000	0000	0000	0000
	2012	2013	2014	Total
Annual Remaining Amortization	$7	$7	$605	$619

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

The borrowing margins referred to above for the Credit Facilities are as follows:

	000	000	000	000
Leverage Ratio	Borrowing Margin for Revolving Credit (Eurodollar Loans)	Borrowing Margin for Revolving Credit (Base Rate Loans)	Borrowing Margin for Term Loans, Funded Letters of Credit and Credit-Linked Deposits (Eurodollar Loans)	Borrowing Margin for Term Loans, Funded Letters of Credit and Credit-Linked Deposits (Base Rate Loans)
≥ 4.00:1.00	2.00%	1.00%	1.75%	0.75%
< 4.00:1.00 and ≥ 3.25:1.00	1.75%	0.75%	1.50%	0.50%
< 3.25:1.00 and ≥ 2.75:1.00	1.50%	0.50%	1.50%	0.50%
< 2.75:1.00	1.25%	0.25%	1.50%	0.50%

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facilities Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of December 31, 2011.

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

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•

maximum Covanta Energy leverage ratio of 3.50 to 1.00 for the four quarter period ended December 31, 2011 and thereafter, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

7.25% Senior Notes due 2020 (the “7.25% Notes”)

In 2010, we sold $400 million aggregate principal amount of 7.25% Senior Notes due 2020. Interest on the 7.25% Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2011 and the 7.25% Notes will mature on December 1, 2020 unless earlier redeemed or repurchased. In 2010, we used $317 million of the net proceeds of the 7.25% Notes offering to purchase 85% of the total outstanding 1.00% Senior Convertible Debentures due 2027 (described below), for an aggregate purchase price of $313 million plus $1 million in accrued and unpaid interest. The remaining net proceeds were used for general corporate purposes. Net proceeds from the sale of the 7.25% Notes were $390 million, consisting of gross proceeds of $400 million net of $10 million in offering expenses.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)

In 2009, we issued $460 million aggregate principal amount of the 3.25% Notes due in 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. We have used the net proceeds from the offering for general corporate purposes, including capital expenditures, permitted investments or permitted acquisitions.

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

Interest for the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009 until they mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the 3.25% Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required Securities and Exchange Commission documents and reports or if the holders cannot freely trade the 3.25% Notes. When applicable, the contingent interest payable per $1,000 principal amount of 3.25% Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the 3.25% Notes. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2011.

Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 60.3521 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.57 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances. Holders may convert their 3.25% Notes only under the following circumstances:

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

The 3.25% Notes are recognized as long-term debt in our consolidated financial statements. The difference between the face value of the 3.25% Notes ($460 million as of the date of issuance of the 3.25% Notes) and the amount recognized in the financial statements ($336 million as of the date of the issuance of the 3.25% Notes) is the debt discount ($124 million as of the date of the issuance of the 3.25% Notes) which is accreted to the 3.25% Notes over their life and recognized as non-cash convertible debt related expense. For the years ended December 31, 2011, 2010 and 2009, the pre-tax non-cash convertible debt related expense recognized in our consolidated statements of income related to the 3.25% Notes was $24 million, $21 million and $12 million, respectively. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $26 million, $29 million and $13 million for the years ended December 31, 2012, 2013, and 2014, respectively.

The 3.25% Notes are convertible into cash only, and therefore the cash conversion option that is part of the 3.25% Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124 million, which is recognized as long-term debt in our consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2011, the fair value of the Cash Conversion Option was $49 million. See Note 13. Financial Instruments and Note 14. Derivative Instruments for additional information regarding the Cash Conversion Option.

In connection with the 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes that may be required to be made by us upon the cash conversion of the 3.25% Notes. The Note Hedge consisted of our purchase for $112 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge was recorded as a noncurrent asset in our consolidated financial statements for $112 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2011, the fair value of the Note Hedge was $47 million. See Note 13. Financial Instruments and Note 14. Derivative Instruments for additional information regarding the Note Hedge.

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.

In connection with the 3.25% Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the 3.25% Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54 million. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. As a result of cash dividends paid since the Warrants were issued, the conversion rate for the Warrants has been adjusted to $22.99. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants were recorded as additional paid-in capital in our consolidated financial statements for $54 million. The Warrant transactions meet the definition of an equity derivative under current accounting principles because they were indexed to our common stock. As such, the Warrants were recorded at their fair value upon their issuance in 2009 within equity in our consolidated balance sheet and are not re-measured at fair value on a quarterly basis.

Net proceeds from the above transactions were $387 million, consisting of gross proceeds of $460 million from the 3.25% Notes and $54 million of proceeds from the Warrants, less the $112 million purchase price for the Note Hedge and $14 million of purchase discounts and other offering expenses.

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

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures, plus accrued and unpaid interest. During the year ended December 31, 2011 and 2010, $32 million and $317 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures. As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding.

At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unpaid interest (including contingent interest, if any). On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012.

Loss on Extinguishment of Debt

For the years ended December 31, 2011 and 2010, as a result of the tender offer to purchase outstanding Debentures, we recorded a loss on extinguishment of debt of $1 million and $15 million, respectively, pre-tax, which was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write off of deferred financing costs and fees incurred in conjunction with the tender offer. In 2010, we also reduced additional paid-in-capital by $8 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability.

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $6 million, $7 million, and $5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 12. PROJECT DEBT

Project debt is presented below (in millions):

	0000	0000
	As of December 31,
	2011	2010
Americas Project Debt related to Service Fee structures
3.00-6.25% serial revenue bonds due 2012 through 2019	$148	$232
3.7-7.0% term revenue bonds due 2012 through 2022	141	161
5.248% other debt obligations due 2012 through 2020	2	2

Subtotal	291	395
Unamortized debt premium, net	4	7

Total Service Fee structure related project debt	295	402

Americas Project Debt related to Tip Fee structures
5.10-6.70% serial revenue bonds due 2012 through 2019	134	163
5.450-8.375% term revenue bonds due 2012 through 2019	221	223

Subtotal	355	386
Unamortized debt premium, net	4	5

Total Tip Fee structure related project debt	359	391

Other Project Debt	26	10

Total project debt	680	803
Less: Current project debt (includes $3 and $5 of unamortized premium, respectively)	(147)	(141)

Noncurrent project debt	$533	$662

On December 1, 2010, one of our client communities refinanced project debt ($30 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $28 million tax exempt bonds bearing interest from 2% to 4% due 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

On June 1, 2010, we elected to repurchase $43 million of project bonds (issued in connection with our Hempstead facility) under a mandatory tender. The bonds were simultaneously amended to extend their final maturity from December 1, 2010 to June 1, 2015. As a result of this transaction, the bonds have been reflected as repaid in the consolidated financial statements, but may be remarketed to third party investors at any time. In the event we effect such a remarketing, the aggregate amount of our project debt would be increased accordingly.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturities of long-term project debt as of December 31, 2011 are as follows (in millions):

	0000	0000	0000	0000	0000	0000	0000	0000	0000
	2012	2013	2014	2015	2016	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$144	$129	$120	$95	$42	$143	$673	$ (144)	$529
Premium	3	2	1	1	—	—	7	(3)	4

Total	$147	$131	$121	$96	$42	$143	$680	$ (147)	$533

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

Payment obligations for our project debt associated with energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2011, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2 billion and restricted funds held in trust of approximately $167 million.

Other project debt includes $26 million due to financial institutions denominated in Rmb, relating to the construction of a 350 tpd energy-from-waste line in Taixing Municipality, in Jiangsu Province, People’s Republic of China. The debt bears a floating interest rate based on a 5% discount on the benchmark interest rate (for loans with repayment period terms of five years or more) announced by the People’s Bank of China. As of December 31, 2011, the benchmark interest rate is 7.05% and the interest rate applicable to the outstanding loan was 6.70%. The construction related debt is payable in scheduled annual installments until 2019. The entire debt is secured by the project assets for the entire term of the loan and is backed by a guarantee from Covanta Energy Asia Pacific Holdings, Limited (China) effective until one year after maturity date of the loan.

NOTE 13. FINANCIAL INSTRUMENTS

Fair Value Measurements

Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

The estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2011. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2011:

	00000	00000	00000	00000	00000
			Fair Value Measurements at Reporting Date Using
	As of December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$225	$225	$225	$—	$—
Money market funds	7	7	7	—	—

Total cash and cash equivalents:	232	232	232	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5	5	5	—	—
Money market funds	119	119	119	—	—
U.S. Treasury/Agency obligations (1)	15	15	15	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—

Total restricted funds held in trust:	191	191	191	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	5	5	5	—	—
Money market funds (3)	7	7	7	—	—
Residential mortgage-backed securities (3)	1	1	1		—

Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	8	8	8	—	—
Residential mortgage-backed securities (4)	7	7	7	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	13	13	13	—	—
Equity securities (3)	1	1	1	—	—

Total investments:	34	34	34	—	—
Derivative Asset — Note Hedge	47	47	—	47	—
Derivative Asset — Energy Hedges	3	3	—	3	—

Total assets:	$520	$520	$470	$50	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$49	$49	$—	$49	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$49	$49	$—	$49	$—

	00000	00000
	As of December 31, 2011
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$274	$274
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,437	$1,470
Project debt	$680	$693

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(2)	Included in other noncurrent assets in the consolidated balance sheets.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.
(4)	Included in investments in fixed maturities at market in the consolidated balance sheets.
(5)	Includes $17 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets.

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2010:

	00000	00000	00000	00000	00000
			Fair Value Measurements at Reporting Date Using
	As of December 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$48	$48	$48	$—	$—
Money market funds	78	78	78	—	—

Total cash and cash equivalents:	126	126	126	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	4	4	4	—	—
Money market funds	117	117	117	—	—
U.S. Treasury/Agency obligations (1)	56	56	56	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	49	49	49	—	—

Total restricted funds held in trust:	233	233	233	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)	22	22	22	—	—
Money market funds (3)	11	11	11	—	—
Residential mortgage-backed securities (3)	1	1	1	—	—
Other government obligations (3)	1	1	1	—	—
Corporate investments (3)	1	1	1	—	—

Total restricted funds other:	36	36	36	—	—

Investments:
Mutual and bond funds (2)	3	3	3	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	6	6	6	—	—
Residential mortgage-backed securities (4)	5	5	5	—	—
Other government obligations (4)	2	2	2	—	—
Corporate investments (4)	16	16	16	—	—
Equity securities (3)	1	1	1	—	—

Total investments:	33	33	33	—	—
Derivative Asset — Note Hedge	112	112	—	112	—

Total assets:	$540	$540	$428	$112	$—

Liabilities:
Derivative Liability — Energy Hedges	$1	$1	$—	$1	$—
Derivative Liability — Cash Conversion Option	116	116	—	116	—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$117	$117	$—	$117	$—

	00000	00000
	As of December 31, 2010
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$293	$293
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,448	$1,497
Project debt	$803	$823

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Included in other noncurrent assets in the consolidated balance sheets.
(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.
(4)	Included in investments in fixed maturities at market in the consolidated balance sheets.
(5)	Includes $25 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets.

Investments

Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value. For accounting policy information related to investments, see Note 1. Organization and Summary of Significant Accounting Policies.

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in millions):

	00000	00000	00000	00000	00000	00000	00000	00000
	As of December 31, 2011				As of December 31, 2010
	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Current investments:
Fixed maturities	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities - insurance business	1	—	—	1	1	—	—	1

Total current investments	$1	$—	$—	$1	$1	$—	$—	$1

Noncurrent investments:
Fixed maturities - insurance business:
U.S. government obligations	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government agencies	8	—	—	8	6	—	—	6
Residential mortgage-backed securities	7	—	—	7	5	—	—	5
Other government obligations	3	—	—	3	2	—	—	2
Corporate investments	13	—	—	13	15	1	—	16

Total fixed maturities - insurance business	31	—	—	31	28	1	—	29
Mutual and bond funds	2	—	—	2	3	—	—	3

Total noncurrent investments	$33	$—	$—	$33	$31	$1	$—	$32

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in millions):

	00000	00000	00000	00000
	As of December 31, 2011		As of December 31, 2010
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$1	$—
Residential mortgage-backed securities	4	—	2	—
Other government obligations	1	—	1	—
Corporate bonds	6	—	4	—

Total fixed maturities	11	—	8	—
Equity securities	—	—	—	—

Total temporarily impaired investments	$11	$—	$8	$—

As of December 31, 2011, the number of U.S. Treasury and federal agency obligations, other government obligations, mortgage-backed securities, and corporate bonds temporarily impaired are 0, 2, 5 and 17, respectively. As of December 31, 2011, all of the temporarily impaired fixed maturity investments with a fair value of $11 million had maturities greater than 12 months.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 21.8% and 15.4% of the total fixed maturities as of December 31, 2011 and 2010, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	0000000000	0000000000
	As of December 31, 2011
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$4	$4
Over one year to five years	20	20
Over five years to ten years	7	7
More than ten years	—	—

Total fixed maturities	$31	$31

The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of equity was not material for the year ended December 31, 2011, 2010 and 2009.

NOTE 14. DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments on the consolidated statements of income (in millions).

	0000000	0000000	0000000
Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2011	2010
Asset Derivatives:
Note Hedge	Other noncurrent assets	$47	$112
Liability Derivatives:
Cash Conversion Option	Long-term debt	$49	$116
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

	00000	00000	00000	00000
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized In Income on Derivative For the Years Ended December 31,
		2011	2010	2009
Note Hedge	Non-cash convertible debt related expense	$(65)	$(11)	$11
Cash Conversion Option	Non-cash convertible debt related expense	67	12	(4)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—
Interest rate swap	Non-cash convertible debt related expense	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$2	$1	$7

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period commenced on February 1, 2012, and the fair value for the embedded derivative was $0 as of December 31, 2011. See Note 22. Subsequent Events for information related to the repurchase of outstanding Debentures.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2011, the fair value of the energy derivatives of $3 million, pre-tax, was recorded as a current asset and as a component of AOCI.

Interest Rate Swaps

On August 20, 2009, one of our client communities refinanced project debt ($64 million outstanding) and we terminated a related interest rate swap ($10 million liability) with the proceeds from new bonds and cash on hand. Prior to this refinancing, we had an interest rate swap agreement related to the existing project debt that economically fixed the interest rate on the adjustable-rate revenue bonds. Any payments made or received under the swap agreement, including amounts upon termination, were included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement were a pass through to the client community. The swap agreement resulted in increased debt service expense, which is a pass through to the client community, of $2 million for the year ended December 31, 2009.

NOTE 15. SUPPLEMENTARY INFORMATION

Other Operating Expenses

The components of other operating expenses are as follows (in millions):

	000000	000000	000000
	For the Years Ended December 31,
	2011	2010	2009
Construction expense	$143	$101	$27
Insurance subsidiary operating expenses (1)	16	23	21
Gain on the sale of businesses	(9)	—	—
Insurance recoveries	(5)	(1)	—
Development costs	5	—	—
Foreign exchange gain	(5)	(1)	—
Other	(2)	(2)	—

Total other operating expenses	$143	$120	$48

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Write-down of Assets

Americas

Harrisburg Energy-from-Waste Facility

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing, and the City appealed the dismissal. The City’s appeal was denied in February 2012. We intend to continue to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.

Other Assets

During the year ended December 31, 2010, we recorded a non-cash impairment charge of $4 million which is comprised primarily of the write-down of real estate for our corporate office and certain project assets to estimated fair value.

Other

Dublin Joint Venture

In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project was expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired in September 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the current project issues. We recorded a non-cash impairment charge of $23 million, pre-tax, during the year ended December 31, 2010, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value). This charge was comprised of the entire capitalized pre-construction and construction costs for the project, net of approximately $8 million in recoverable assets net of liabilities, of which approximately $6 million remain on the consolidated balance sheet as of December 31, 2011 and primarily related to recoverable premiums under project insurance.

Non-cash convertible debt related expense

The components of non-cash convertible debt related expense are as follows (in millions):

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
Debt discount accretion related to the 3.25% Notes	$24	$21	$12
Debt discount accretion related to the Debentures	3	19	19
Fair value changes related to the Note Hedge	65	11	(11)
Fair value changes related to the Cash Conversion Option	(67)	(12)	4

Total non-cash convertible debt related expense	$25	$39	$24

Other Expenses, Net

For the year ended December 31, 2011, other expenses, net included a $15 million expense for a liability to pre-petition claimants and a $4 million foreign currency loss related to intercompany loans. See Note 16. Income Taxes for additional information related to the liability to pre-petition claimants.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in millions):

	00000	00000
	As of December 31,
	2011	2010
Note Hedge (Note 11)	$47	$112
Prepaid expenses	86	61
Land use rights and capitalized development costs (1)	65	53
Reinsurance recoverable on unpaid losses (Note 1)	10	9
Other	57	93

Total other noncurrent assets	$265	$328

Operating expenses, payroll and related expenses	$121	$111
Accrued liabilities to client communities	27	32
Interest payable	12	16
Dividends payable	11	1
Other	40	26

Total accrued expenses and other current liabilities	$211	$186

(1)

During the year ended December 31, 2011, we recorded a non-cash write-off of $5 million of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom.

NOTE 16. INCOME TAXES

We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(12)	$(11)	$(1)
State	6	13	10
Foreign	4	2	1

Total current	(2)	4	10
Deferred:
Federal	22	38	18
State	8	(17)	14
Foreign	—	(1)	—

Total deferred	30	20	32

Total income tax expense	$28	$24	$42

Domestic and foreign pre-tax income was as follows (in millions):

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
Domestic	$121	$89	$117
Foreign	(14)	(32)	(13)

Total	$107	$57	$104

The effective income tax rate was 26.8%, 41.3%, and 41.1% for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in the effective tax rate for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily a result of the release of the liability for uncertain tax positions related to the lapse of the statute of limitations with respect to tax issues arising at the time Covanta Energy emerged from bankruptcy.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in millions):

	00000	00000	00000
	For the Years Ended December 31,
	2011	2010	2009
Income tax expense at the federal statutory rate	$37	$20	$36
State and other tax expense	8	(2)	17
Change in valuation allowance	(3)	(2)	(5)
Grantor trust income(loss)	1	(2)	1
Subpart F income and foreign dividends	1	1	2
Tax impact of Dublin impairment	—	8	—
Taxes on foreign earnings	9	4	5
Production tax credits/R&E tax credits	(5)	(5)	(13)
Liability for uncertain tax positions	(22)	(2)	(1)
Stock-based compensation	—	4	—
Non-deductible expense incurred to pre-petition claimants from Covanta Energy’s bankruptcy	5	—	—
Other, net	(3)	—	—

Total income tax expense	$28	$24	$42

We had consolidated federal NOLs estimated to be approximately $427 million for federal income tax purposes as of the end of 2011. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2023	$56
2024	1
2025	6
2026	2
2027	1
2028	333
2029	—
2030	28

$427

In addition to the consolidated federal NOLs, as of December 31, 2011, we had state NOL carryforwards of approximately $223 million, which expire between 2012 and 2031, capital loss carryforwards of $4 million expiring between 2012 and 2015, net foreign NOL carryforwards of approximately $2 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits and minimum tax credits, of $51 million. These deferred tax assets are offset by a valuation allowance of approximately $22 million.

During 2011, we increased our valuation allowance by $2 million primarily related to an increase for state net operating losses offset by the related federal effect and a release of the federal valuation allowance for net operating losses of Covanta Lake II, Inc.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	00000	00000
	As of December 31,
	2011	2010
Deferred Tax Assets:
Loss reserve discounting	$2	$2
Capital loss carryforward	2	—
Net operating loss carryforwards	50	35
Accrued expenses	17	17
Prepaids and other costs	27	26
Deferred tax assets attributable to pass-through entities	10	10
Other	3	1
AMT and other credit carryforwards	51	45

Total gross deferred tax asset	162	136
Less: valuation allowance	(22)	(20)

Total deferred tax asset	140	116

Deferred Tax Liabilities:
Unbilled accounts receivable	18	33
Property, plant and equipment	528	492
Intangible assets	65	83
Deferred tax liabilities attributable to pass-through entities	75	66
Accrued original issue discount and related deferral on convertible debt	36	2
Prepaid expenses	22	15
Other, net	—	3

Total gross deferred tax liability	744	694

Net deferred tax liability	$(604)	$(578)

We employ the permanent reinvestment exception whereby we do not provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $359 million and $215 million as of December 31, 2011 and 2010, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.

Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a windfall. Although these additional deductions were reported on the corporate tax returns and increased NOLs, the additional tax benefit associated with the windfall was not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these windfall tax benefits were not reflected in deferred tax assets for financial reporting purposes for 2011 and 2010. Windfalls included in NOLs but not reflected in deferred tax assets were approximately $17 million for both 2011 and 2010.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2008	$132
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	—

Balance at December 31, 2009	$131

Additions based on tax positions related to the current year	$—
Additions for tax positions of prior years	1
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	—

Balance at December 31, 2010	$130

Additions based on tax positions related to the current year	$3
Additions for tax positions of prior years	5
Reductions for lapse in applicable statute of limitations	(19)
Reductions for tax positions of prior years	—

Balance at December 31, 2011	$119

The uncertain tax positions, exclusive of interest and penalties, were $119 million and $130 million as of December 31, 2011 and 2010, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.

For the year ended December 31, 2011, the income tax provision included a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. Since March 2004, we had held $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the year ended December 31, 2011. As of December 31, 2011, $12 million of the noncurrent funds were paid to claimants and $3 million of these funds were reclassified to other current assets on our consolidated balance sheet and are expected to be paid to third party claimants in the first half of 2012. The remaining $5 million was reclassified to cash and cash equivalents on our consolidated balance sheet as of December 31, 2011.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. For the year ended December 31, 2011 and 2010, we recognized $1 million in each year of interest and penalties on liabilities for uncertain tax positions. As of December 31, 2011 and 2010, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million and $7 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not previously deemed an exposure. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The IRS is currently auditing our tax returns for the years 2004 through 2009. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset consolidated taxable income. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reduced by any taxable income or increased by any taxable losses generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.

In January 2006, we executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), settled matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. These included the treatment of certain claims against the grantor trusts which are entitled to distributions of an aggregate of 1.6 million shares of our common stock issued to the California Commissioner in 1990 under existing agreements entered into at the inception of the Mission insurance entities’ reorganization.

Pursuant to a claims evaluation process that we administered pursuant to such agreements with, and overseen by, the Conservation and Liquidation Office, all claim holders entitled to receive distributions of shares of our common stock from the California Commissioner were identified. As a result of this process, approximately $1 billion in claims were approved pursuant to orders of the Mission Court. As part of the wind down process and final claims evaluation by the Conservation and Liquidation Office, and in accordance with the parties’ contractual obligations and the requirements of the Internal Revenue Code governing such exchanges of stock for debt, the California Commissioner distributed shares of our common stock in settlement of these claims. This distribution, which is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, was conducted in December 2008 pursuant to orders of the Mission Court. These events resulted in our recognition of $515 million of additional NOLs in 2008, or a deferred tax asset of $180 million. Of this $180 million deferred tax asset, $111 million was previously recognized on the balance sheet.

We have discussed with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, similar arrangements for distribution of the remaining 0.2 million shares of our common stock by the Missouri Director to claimants of the Missouri grantor trusts. Given the claims activity relating to the Missouri grantor trusts, and the lack of disputed matters with the Missouri Director, we do not expect to enter into additional or amended contractual arrangements with the Missouri Director with respect to the final administration of the Missouri grantor trusts or the related distribution by the Missouri Director of shares of our common stock.

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

Our insurance subsidiary has a defined benefit plan that has had its service credits frozen since December 31, 2001. Since that date, participants’ cash balance accounts have only been increased by interest credits. In September 2010, we filed a single employer plan termination form with the Pension Benefit Guaranty Corporation (“PBGC”) and a request for a Determination Letter upon Plan Termination with the IRS to terminate the plan effective August 1, 2010. Final approval is yet to be received from the PBGC and the IRS. Final approval is expected in the first half of 2012. All participants including active and terminated employees who were eligible participants in the defined benefit pension plan will be 100% vested and have a non-forfeitable right to these benefits as of such date. As of December 31, 2011, the fair value of the pension plan assets for our insurance subsidiary was approximately $1 million and the plan is expected to be paid out in early 2012 following receipt of IRS approval. The employees of our insurance subsidiary currently participate in a defined contribution retirement plan.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to all defined contribution plans were $15 million, $16 million, and $15 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Pension and Postretirement Benefit Obligations

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who do not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. Effective January 1, 2010, the defined benefit pension plan was further amended to exclude future compensation increases received by eligible participants after December 31, 2009. During the second quarter of 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. The actual settlement amount will fluctuate based on future market performance, such as the interest rate at the final settlement, actual return on plan assets, and employees’ disbursement elections. The actual settlement will take place following receipt of IRS approval.

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

The discount rate and net (loss) gain recognized are as follows:

	Discount Rate	Net (Loss) Gain Recognized in AOCI	Net (Loss) Gain Net of Tax, Recognized in AOCI
	(dollars in millions)
Year Ended December 31, 2011	4.30%	$ (13)	$ (8)
Year Ended December 31, 2010	5.50%	$ (4)	$ (3)
Year Ended December 31, 2009	6.00%	$ 15	$ 9

An annual rate of increase of 8.5% in the per capita cost of health care benefits was assumed for 2011 for covered employees. An average increase of 8.0% was assumed for 2012. The average increase is then projected to gradually decline to 5.5% in 2017 and remain at that level. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (less than $0.5 million) effect on either total service and interest cost components or postretirement benefit obligations.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligation and Funded Status

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in millions, except percentages as noted):

	000	000	000	000
	Pension Benefits		Other Benefits
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$82	$72	$6	$8
Service cost	—	—	—	—
Interest cost	4	4	1	1
Amendments	—	—	—	—
Actuarial loss (gain)	18	8	1	(2)
Benefits paid	(2)	(2)	(1)	(1)

Benefit obligation at end of year	$102	$82	$7	$6

Change in plan assets:
Plan assets at fair value at beginning of year	$78	$64	$—	$—
Actual return on plan assets	10	8	—	—
Contributions	1	8	1	1
Benefits paid	(2)	(2)	(1)	(1)

Plan assets at fair value at end of year	$87	$78	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(15)	$(4)	$(7)	$(6)
Unrecognized net gain	—	—	—	—

Net amount recognized	$(15)	$(4)	$(7)	$(6)

Accumulated other comprehensive (income) loss recognized:
Net actuarial loss (gain)	$19	$6	$(3)	$(3)
Net prior service credit	(10)	(10)	—	—

Total as of December 31, 2011	$9	$(4)	$(3)	$(3)

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	6.75%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	4.30%	5.50%	4.30%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $102 million, $102 million and $87 million, respectively as of December 31, 2011 and $5 million, $5 million, and $0, respectively as of December 31, 2010.

For the pension plans with accumulated benefit obligations less than plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were each $0 as of December 31, 2011 and $77 million, $77 million, and $78 million, respectively as of December 31, 2010.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimate that the future benefits payable for the retirement and postretirement plans in place are as follows (in millions).

	0000000	0000000	0000000	0000000	0000000	0000000
	As of December 31,
	2012	2013	2014	2015	2016	2017 - 2021
Pension Benefits	$3	$98	$—	$—	$1	$3
Other Benefits (Net of Medicare Part D Subsidy)	$1	$1	$1	$1	$1	$2
Attributable to Medicare Part D Subsidy	$—	$—	$—	$—	$—	$—

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in millions):

	Pension Benefits		Other Benefits
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	4	4	1	1
Expected return on plan assets	(5)	(5)	—	—
Amortization of net prior service cost	—	—	—	—
Amortization of net actuarial gain	—	—	(1)	(1)

Net periodic benefit cost	(1)	(1)	—	—
Settlement cost	—	—	—	—

Final net periodic benefit cost	$(1)	$(1)	$—	$—

Plan Assets

Plan assets had a fair value of $87 million and $78 million as of December 31, 2011 and 2010, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2011	2010
Total Equities	—%	51%
Total Debt Securities	97%	46%
Other	3%	3%

Total	100%	100%

Our expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan assets. The expected return on the plan assets is also impacted by the target allocation of assets, which we have shifted entirely to debt securities in anticipation of a potential termination of the plan within the next two years. With this in mind, we have concentrated the plan assets in debt securities in order to reduce near-term volatility in asset values, as well as to hedge more effectively against changes in the estimated termination liability, which will be calculated based on prevailing interest rates that the time of termination. The target ranges of allocation of assets are as follows:

Total Equities	0%
Total Debt Securities	100%
Other	0%

We anticipate that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the types of assets measured at fair value and a brief description of the valuation technique for each asset type:

Type of Fund	Types of Investments	Valuation Technique
U.S. Stock Funds	Funds comprised of domestic equity securities.	Securities are typically priced using the closing price from the applicable exchange, such as the NYSE, NASDAQ, etc.
U.S. Bond Funds	Funds comprised of domestic fixed income securities.	Securities are priced by a third-party evaluation service using inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads.
International Stock Funds	Funds comprised of international equity securities.	Securities are priced using the closing price from the local international stock exchange, such as the International Stock Index.
Real Estate Funds	Comprised of real estate investments either directly owned or through partnership interests and mortgage and other loans on income producing real estate.	The fair value of real estate properties is determined quarterly through an independent appraisal process utilizing traditional real estate valuation methodologies.
Short-Term Funds	Portfolios comprised of short-term securities.	Securities are valued initially at cost and thereafter adjusted for amortization of any discount or premium, i.e. amortized cost, which approximates fair value.

The fair value of pension plan assets, by asset category, is as follows (in millions):

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. companies (1)	$—	$—	$—	$—
International companies (2)	—	—	—	—
U.S. Bonds (3)	85	—	85	—
Real estate (4)	—	—	—	—
Short-term securities (5)	2	—	2	—

Total pension plan assets, at fair value	$87	$—	$87	$—

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. companies (1)	$34	$—	$34	$—
International companies (2)	6	—	6	—
U.S. Bonds (3)	36	—	36	—
Real estate (4)	2	—	2	—
Short-term securities(5)	—	—	—	—

Total pension plan assets, at fair value	$78	$—	$78	$—

(1)

As of December 31, 2011 and 2010, approximately 0% and 43%, respectively, of the pension plan assets are in U.S. Stock Funds held in trusts, which are comprised of a well diversified portfolio of U.S. large-cap and mid-cap companies.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)

As of December 31, 2011 and 2010, approximately 0% and 8%, respectively, of the pension plan assets are in International Equity Funds held in trusts, of which in 2010 approximately 50% was invested in equity securities of foreign companies primarily located in the United Kingdom and Europe. The remaining 50% was invested in equity securities of foreign companies primarily in growth markets located in the United Kingdom and Europe or emerging markets in Asia and Latin America.

(3)

As of December 31, 2011 and 2010, approximately 97% and 46%, respectively, of the pension plan assets are in U.S. Bond Funds held in trusts, which are primarily invested in U.S. Government obligations, U.S. Agency securities and corporate debt securities with an investment grade of A or better.

(4)

As of December 31, 2011 and 2010, approximately 0% and 3% of the pension plan assets are in Real Estate Funds held in trusts, which are comprised primarily of real estate investments either directly owned or through partnership interests and mortgage and other loans on income producing real estate.

(5)	As of December 31, 2011 and 2010, approximately 3% and 0% of the pension plan assets are in Short-term securities.

NOTE 18. STOCK-BASED AWARD PLANS

Stock-Based Award Plans

We adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”) (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004.

The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) restricted stock units, (c) incentive stock options, (d) non-qualified stock options, (e) stock appreciation rights, (f) performance awards, or (g) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a standalone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 12,000,000 under the Employees Plan and 700,000 under the Directors Plan. The maximum number of shares that may be granted to any participant in any calendar year is 250,000 shares of restricted stock and options to purchase 650,000 shares of our common stock.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2011, the average forfeiture rates were 12% for restricted stock awards and 15% for stock options and restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

	Total Compensation Expense for the Years Ended December 31,			As of December 31, 2011
				Unrecognized
				stock-based
				compensation	Weighted-average
	2011	2010	2009	expense	years to be recognized
Restricted Stock Awards	$14	$13	$10	$9	2
Restricted Stock Units	$3	$2	$—	$4	2
Stock Options	$1	$2	$4	$0.3	1

Restricted Stock Awards

Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period. The fair value of shares vested during the year was $11 million.

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

During the year ended December 31, 2011, we awarded certain employees approximately 728,986 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the majority of the restricted stock awards vest during March of 2012, 2013, and 2014.

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

Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	00000	00000	00000	00000	00000	00000
	As of December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,392	$17.35	1,130	$19.72	857	$23.61
Granted	765	16.61	943	16.41	742	16.59
Vested	(654)	18.35	(522)	20.66	(447)	21.86
Forfeited	(68)	16.60	(159)	17.76	(22)	22.05

Nonvested at the end of the year	1,435	$16.54	1,392	$17.35	1,130	$19.72

Restricted Stock Units

In 2010, we adopted a Growth Equity Plan, which is to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provides for the award of restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	00000	00000	00000	00000
	As of December 31,
	2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	968	$16.64	—	$—
Granted	36	16.57	1,085	16.64
Vested	—	—	—	—
Forfeited	—	—	(117)	16.64

Nonvested at the end of the year	1,004	$16.64	968	$16.64

Stock Options

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. During the years ended December 31, 2011, 2010 and 2009, we did not grant options to purchase shares of common stock to employees or directors.

The following table summarizes activity and balance information of the options under the Award Plans and 1995 Plan (in thousands, except per share amounts):

	00000	00000	00000	00000	00000	00000
	As of December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
1995 Stock Option Plan
Outstanding at the beginning of the year	—	$—	70	$3.06	108	$3.86
Granted	—	—	—	—	—	—
Exercised	—	—	(70)	3.06	(38)	5.31
Forfeited	—	—	—	—	—	—

Outstanding at the end of the year	—	$—	—	$—	70	$3.06
Options exercisable at year end	—	$—	—	$—	70	$3.06
Options available for future grant	—		—		—
2004 Stock Option Plan
Outstanding at the beginning of the year	2,264	$18.04	2,681	$18.83	2,770	$18.76
Granted	—	—	—	—	—	—
Exercised	(68)	5.93	(219)	6.30	(38)	9.34
Expired	(144)	20.84	(54)	22.41	(6)	22.02
Forfeited	—	—	(144)	23.04	(45)	22.02

Outstanding at the end of the year	2,052	$18.24	2,264	$18.04	2,681	$18.83
Options exercisable at year end	1,469	$17.09	1,354	$15.97	1,476	$15.54
Options available for future grant	3,282		4,082		6,110

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, options for shares were in the following price ranges (in thousands, except years and per share amounts):

	00000	00000	00000	00000	00000
			Weighted Average Remaining Contractual Life (Years)

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$5.93	326	$5.93	2.8	326	$5.93
$11.40	93	11.40	3.7	93	11.40
$18.85 — $20.52	1,403	20.52	5.2	907	20.52
$23.30 — $26.84	230	24.57	6.5	143	24.51

	2,052			1,469

The total received from the exercise of stock options was less than $1 million in the year ended December 31, 2011, and approximately $1 million for both years ended December 31, 2010, and 2009 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2011, 2010 and 2009 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no APIC pool available to offset these reduced tax benefits.

The aggregate intrinsic value as of December 31, 2011 for options exercisable was $3 million for both options outstanding and options vested and was $0 for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2011 (December 30, 2011). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2011, 2010, and 2009 was $1 million, $3 million, and $1 million, respectively.

As of December 31, 2011, there were options to purchase 2 million shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $18.11. The fair value of options vested during the years ended December 31, 2011, 2010, and 2009 was $6 million, $7 million, and $4 million, respectively.

NOTE 19. RELATED-PARTY TRANSACTIONS

One member of our current Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. We paid this law firm approximately $3 million, $2 million, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Wallingford Matter. In 2010, compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Energy and Environmental Protection (“CTDEEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the compliance stack testing. We, the CTDEEP and AG reached agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance and to settle all claims (approximately $0.4 million) relating to this matter. That agreement became final as of July 20, 2011, and we have since restarted the affected unit, consistent with the approved agreement.

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

Other Commitments

Other commitments as of December 31, 2011 were as follows (in millions):

	00000	00000	00000
	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$277	$6	$271
Surety bonds	354	—	354

Total other commitments — net	$631	$6	$625

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes and the 3.25% Notes, see Note 11. Long-Term Debt.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, to repurchase interests of project investors under limited circumstances, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

NOTE 21. QUARTERLY DATA (UNAUDITED)

The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of income (in millions, except per share amounts):

	0000	0000	0000	0000	0000	0000	0000	0000
	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenue	$377	$368	$411	$393	$432	$403	$430	$419
Operating (loss) income	(2)	(4)	53	50	87	46	80	63
(Loss) income from continuing operations	(14)	(15)	18	17	51	12	29	21
Income (loss) from discontinued operations	149	10	2	11	(7)	11	(1)	4
Net income (loss)	135	(5)	20	28	44	23	28	25
Net income (loss) attributable to Covanta Holding Corporation	133	(7)	18	26	42	20	26	23

Earnings (loss) per share:
Basic:
Continuing operations	$(0.09)	$(0.10)	$0.12	$0.10	$0.35	$0.07	$0.20	$0.13
Discontinued operations	1.00	0.05	0.01	0.07	(0.05)	0.06	(0.01)	0.02

Covanta Holding Corporation	$0.91	$(0.05)	$0.13	$0.17	$0.30	$0.13	$0.19	$0.15

Diluted:
Continuing operations	$(0.09)	$(0.10)	$0.12	$0.10	$0.35	$0.07	$0.20	$0.13
Discontinued operations	1.00	0.05	0.01	0.07	(0.05)	0.06	(0.01)	0.02

Covanta Holding Corporation	$0.91	$(0.05)	$0.13	$0.17	$0.30	$0.13	$0.19	$0.15

Cash dividend declared per share:	$0.075	$—	$0.075	$1.50	$0.075	$—	$0.075	$—

NOTE 22. SUBSEQUENT EVENTS

Stanislaus EfW Facility

On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we expect to resume waste processing operations during the first quarter of 2012. We expect the facility will not be able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We believe this event will not have a material impact our results of operations.

1.00% Senior Convertible Debentures due 2027

In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. During the year ended December 31, 2011 and 2010, $32 million and $317 million, respectively, of the Debentures were purchased. As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding.

At our option, the Debentures were subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest (including contingent interest, if any). In January 2012, we provided notice to the holders of the remaining Debentures related to our option to repurchase all of their Debentures, or any portion thereof that is a multiple of $1,000 principal amount, on February 1, 2012. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. We plan to exercise our call option to redeem the remaining $2 million of Debentures during the first quarter of 2012.

Schedule II — Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts

	00000	00000	00000	00000	00000
		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2011 – Reserves for doubtful accounts (1)	$3	$2	$—	$—	$5
2010 – Reserves for doubtful accounts (1)	$3	$3	$—	$3	$3
2009 – Reserves for doubtful accounts (1)	$4	$2	$—	$3	$3

(1)	Reserves for doubtful accounts are primarily current assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2011 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 129. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 130. Management has concluded that internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 130 of this report on Form 10-K for the year ended December 31, 2011.

/s/ Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer
/s/ Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 15, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Equity Compensation Plans

The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock and Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plan as of December 31, 2011. Upon adoption of the 2004 Stock and Incentive Plans, future issuances under the 1995 Stock and Incentive Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

	00000	00000	00000
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	2,052,227	$18.24	3,648,128	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

Total	2,052,227	$18.24	3,648,128

(1)	Of the 3,648,128 shares that remain available for future issuance, 3,281,677 shares are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:

Included in Part II of this Report:

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements, for the years ended December 31, 2011, 2010, and 2009

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2011, 2010, and 2009

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

2.2†	Sale and Purchase Agreement, dated December 13, 2010, by and between Covanta Energy International Investments Ltd. and New Growth V.B.

Articles of Incorporation and By-Laws.

3.1†

Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).

3.2†

Amended and Restated Bylaws of Covanta Holding Corporation, effective December 8, 2011 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated December 8, 2011 filed with the SEC on December 9, 2011).

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

10.26†	Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.27†	Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.28†	Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.29†	Purchase Agreement dated May 18, 2009 by and among Covanta Holding Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.30†	Form of Confirmation of Cash Convertible Note Hedge Transaction (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.31†	Form of Confirmation of Warrant (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.32†	Sale and Purchase Agreement, dated December 13, 2010, by and between Covanta Energy International Investments Ltd. and New Growth B.V. (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 28, 2011 and filed with the SEC on March 28, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm of Quezon Power, Inc.: Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**	XBRL information is furnished, not filed.

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

Date: February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2012

/S/ SANJIV KHATTRI Sanjiv Khattri	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2012

/S/ THOMAS E. BUCKS Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2012

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 15, 2012

/S/ DAVID M. BARSE David M. Barse	Director	February 15, 2012

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 15, 2012

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 15, 2012

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 15, 2012

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 15, 2012

/S/ WILLIAM C. PATE William C. Pate	Director	February 15, 2012

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 15, 2012

/S/ JEAN SMITH Jean Smith	Director	February 15, 2012

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

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Quezon Power, Inc. Stockholders
	Capital Stock (Note 8)	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest in Subsidiary	Total
Balances at January 1, 2008	$1,001	$207,641,266	$66,551,719	$6,464,126	$280,658,112
Comprehensive income
Net income	–	–	63,708,581	1,530,043	65,238,624
Other comprehensive income	–	–	–	–	–
Total comprehensive income	–	–	63,708,581	1,530,043	65,238,624
Distributions to noncontrolling interest in subsidiary	–	–	–	(1,414,000)	(1,414,000)
Dividends declared to holders of capital stock at $600.3 per share	–	–	(58,893,100)	–	(58,893,100)
Balances at December 31, 2008	1,001	207,641,266	71,367,200	6,580,169	285,589,636
Comprehensive income
Net income	–	–	54,379,342	1,305,690	55,685,032
Other comprehensive income	–	–	–	–	–
Total comprehensive income	–	–	54,379,342	1,305,690	55,685,032
Distributions to noncontrolling interest in subsidiary	–	–	–	(652,000)	(652,000)
Dividends declared to holders of capital stock at $276.8 per share	–	–	(27,155,800)	–	(27,155,800)
Balances at December 31, 2009	1,001	207,641,266	98,590,742	7,233,859	313,466,868
Comprehensive income
Net income	–	–	63,974,185	1,536,236	65,510,421
Other comprehensive income	–	–	–	–	–
Total comprehensive income	–	–	63,974,185	1,536,236	65,510,421
Distributions to noncontrolling interest in subsidiary	–	–	–	(920,000)	(920,000)
Dividends declared to holders of capital stock at $390.6 per share	–	–	(38,318,000)	–	(38,318,000)
Balances at December 31, 2010	$1,001	$207,641,266	$124,246,927	$7,850,095	$339,739,289

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

(a)	Organization

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

5.	Notes Payable

a) Credit	Facility Agreement (CFA)

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

The existing facility is comprised of an $8.3 million and a $10.7 million notes payable. The Partnership has been able to extend the maturity dates of both notes payable. The latest current maturity date and details of the outstanding balances of the facility are as follows:

	Amount Outstanding
	2010	2009	Interest Rate	Current Maturity
Tranche 1	$8,333,333	$8,333,333	Floating rate subject to monthly or quarterly repricing	January 14, 2011
Tranche 2	10,666,667	10,666,667	Floating rate subject to monthly or quarterly repricing	March 15, 2011

	$19,000,000	$19,000,000

Total interest expense pertaining to the credit facility amounted to $0.9 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b) Notes	Facility and Purchase Agreement (NFPA)

The Partnership entered into a $100.0 million NFPA with Banco de Oro-EPCI, Inc., Bank of Philippine Islands, China Banking Corporation, Rizal Commercial Banking Corporation, BDO Capital and Investment Corporation and Banco de Oro-EPCI, Inc.-Trust Banking Group on November 12, 2007. The net proceeds from the NFPA were used by the Partnership to fund its operational, business, financing and recapitalization requirements.

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

8.	Capital Stock

	2010		2009
	Number of Shares	Amount	Number of Shares	Amount
Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		10
Issued	10	–	10	–

		$1,001		$1,001

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

In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of ?5.0 million (about $94,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

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

Following is a summary of the estimated fair value (in millions) of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values as of December 31, 2010 and 2009:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bonds payable	$133.3	$136.1	$146.2	$143.9
Term loan	70.8	71.1	106.2	104.4
NFPA	87.5	87.8	93.8	89.8
Other noncurrent liability	2.6	2.1	1.2	1.2

11.	Other Matters

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