Form 10-Q
period 2012-03-31
COVANTA HOLDING CORP
filed 2012-04-19
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 12, 2012
Common Stock, $0.10 par value	134,696,443 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or general industry results or broader economic performance in domestic and international markets in which we operate or compete, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$258	$251
Electricity and steam sales	91	94
Other operating revenues	43	32

Total operating revenues	392	377

OPERATING EXPENSES:
Plant operating expenses	267	271
Other operating expenses	39	28
General and administrative expenses	25	25
Depreciation and amortization expense	50	47
Net interest expense on project debt	8	8

Total operating expenses	389	379

Operating income (loss)	3	(2)

Other income (expense):
Interest expense	(18)	(17)
Non-cash convertible debt related expense	(6)	(5)
Loss on extinguishment of debt	(2)	—
Other income, net	3	—

Total other expenses	(23)	(22)

Loss from continuing operations before income tax benefit and equity in net income from unconsolidated investments	(20)	(24)
Income tax benefit	8	10
Equity in net income from unconsolidated investments	1	—

Loss from continuing operations	(11)	(14)

Income from discontinued operations, net of income tax expense of $0 and $2, respectively	—	149

NET (LOSS) INCOME	(11)	135

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(1)	—
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(2)

Total net income attributable to noncontrolling interests in subsidiaries	(1)	(2)

NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(12)	$133

Amounts Attributable to Covanta Holding Corporation stockholders’:
Continuing operations	$(12)	$(14)
Discontinued operations	—	147

Net (Loss) Income Attributable to Covanta Holding Corporation	$(12)	$133

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	1.00

Covanta Holding Corporation	$(0.09)	$0.91

Weighted Average Shares	134	147

Diluted
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	1.00

Covanta Holding Corporation	$(0.09)	$0.91

Weighted Average Shares	134	147

Cash Dividend Declared Per Share:	$0.15	$0.075

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited) ( In millions)
Net (loss) income	$(11)	$135

Foreign currency translation	1	8
Net unrealized gain on available for sale securities, net of tax	1	—

Other comprehensive income attributable to Covanta Holding Corporation	2	8

Comprehensive (loss) income	(9)	143
Less: Net income attributable to noncontrolling interests in subsidiaries	(1)	(2)

Comprehensive (loss) income attributable to Covanta Holding Corporation	$(10)	$141

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$267	$232
Restricted funds held in trust	87	101
Receivables (less allowances of $5 and $5, respectively)	226	260
Unbilled service receivables	15	20
Deferred income taxes	40	28
Prepaid expenses and other current assets	112	105
Assets held for sale	18	18

Total Current Assets	765	764
Property, plant and equipment, net	2,411	2,423
Investments in fixed maturities at market (cost: $30 and $31, respectively)	31	31
Restricted funds held in trust	90	90
Unbilled service receivables	23	25
Waste, service and energy contracts, net	425	434
Other intangible assets, net	77	78
Goodwill	232	232
Investments in investees and joint ventures	44	43
Other assets	316	265

Total Assets	$4,414	$4,385

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$3	$32
Current portion of project debt	136	147
Accounts payable	39	25
Deferred revenue	74	61
Accrued expenses and other current liabilities	218	211
Liabilities held for sale	3	3

Total Current Liabilities	473	479
Long-term debt	1,570	1,454
Project debt	507	533
Deferred income taxes	638	633
Waste and service contracts	73	76
Other liabilities	123	122

Total Liabilities	3,384	3,297

Commitments and Contingencies (Note 13)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 158 shares; outstanding 135 and 136 shares)	16	16
Additional paid-in capital	815	824
Accumulated other comprehensive income	3	1
Accumulated earnings	192	244
Treasury stock, at par	(2)	(2)

Total Covanta Holding Corporation stockholders’ equity	1,024	1,083
Noncontrolling interests in subsidiaries	6	5

Total Equity	1,030	1,088

Total Liabilities and Equity	$4,414	$4,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net (loss) income	$(11)	$135
Less: Income from discontinued operations, net of tax expense	—	149

Loss from continuing operations	(11)	(14)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	50	47
Amortization of long-term debt deferred financing costs	1	1
Amortization of debt premium and discount	(1)	(1)
Loss on extinguishment of debt	2	—
Non-cash convertible debt related expense	6	5
Stock-based compensation expense	5	5
Equity in net income from unconsolidated investments	(1)	—
Dividends from unconsolidated investments	—	4
Deferred income taxes	(7)	(9)
Other, net	(5)	(1)
Change in restricted funds held in trust	2	(15)
Change in working capital, net of effects of acquisitions	63	71

Total adjustments for continuing operations	115	107

Net cash provided by operating activities from continuing operations	104	93
Net cash used in operating activities from discontinued operations	—	(10)

Net cash provided by operating activities	104	83

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	1	5
Purchase of investment securities	—	(4)
Purchase of property, plant and equipment	(32)	(38)
Acquisition of land use rights	(1)	—
Other, net	—	3

Net cash used in investing activities from continuing operations	(32)	(34)
Net cash provided by investing activities from discontinued operations	—	220

Net cash (used in) provided by investing activities	(32)	186

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	699	—
Payment of deferred financing costs	(23)	—
Principal payments on long-term debt	(619)	(2)
Principal payments on project debt	(37)	(74)
Convertible debenture repurchases	(25)	(6)
Proceeds from borrowings on project debt	—	2
Change in restricted funds held in trust	12	44
Cash dividends paid to stockholders	(10)	—
Common stock repurchased	(30)	(54)
Financing of insurance premiums, net	(3)	—
Distributions to partners of noncontrolling interests in subsidiaries	—	(2)
Other, net	(1)	(2)

Net cash used in financing activities from continuing operations	(37)	(94)
Net cash provided by financing activities from discontinued operations	—	10

Net cash used in financing activities	(37)	(84)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net increase in cash and cash equivalents	35	187
Cash and cash equivalents at beginning of period	234	141

Cash and cash equivalents at end of period	269	328
Less: Cash and cash equivalents of discontinued operations at end of period	2	1

Cash and cash equivalents of continuing operations at end of period	$267	$327

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 15 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt (“MW”) hours of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2012. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”).

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. We are required to adopt this standard for the first quarter of 2013. We do not expect this accounting standard to have an impact on our condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 3. BUSINESS DEVELOPMENT, ASSETS HELD FOR SALE AND DISPOSITIONS

Business Development and Organic Growth

Alexandria/Arlington County Energy-from-Waste Facility

We entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.

Braintree Transfer Station

In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The project is expected to cost approximately $7 million and is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.

Montgomery County Energy-from-Waste Facility

We extended the service agreement for our Montgomery County EfW facility and Derwood transfer station from 2016 to 2021 on substantially the same terms as in the existing agreement.

Niagara Energy-from-Waste Facility

During the first quarter of 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract combined with new and extended contracts entered in 2011 will increase the steam demand from our customer base and will require us to invest a total of approximately $10 million in capital expenditures in 2012 and 2013 to install a new natural gas package boiler and steam line to connect to our new customers.

Organic Growth Investments

During the three months ended March 31, 2012, we invested approximately $4 million in various organic growth initiatives by enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.

Assets Held for Sale and Dispositions

In 2010, we adopted a plan to sell our interests in certain fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During 2011, we sold the majority of those assets and have one remaining asset held for sale for our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. In April 2012, we completed the sale of our interest in the Haripur project. For additional information, see Note 14. Subsequent Events.

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

The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues	$—	$46
Operating expenses, including net gain on disposal of assets held for sale in 2011 (1)	$(1)	$99
(Loss) income before income tax benefit (expense) and equity in net income from unconsolidated investments	$(1)	$146
Equity in net income from unconsolidated investments	$1	$6
Income from discontinued operations, net of income tax expense of $0 and $2, respectively	$—	$149

(1)	During the first quarter of 2011, we recorded a net after-tax gain on disposal of assets held for sale of $136 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$2	$2
Accounts receivable	1	1
Investments in investees and joint ventures	15	15

Assets held for sale	$18	$18

Accrued expenses and other	$3	$3

Liabilities held for sale	$3	$3

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

	Three Months Ended March 31,
	2012	2011
Net loss from continuing operations	$(12)	$(14)
Net income from discontinued operations	—	147

Net (loss) income attributable to Covanta Holding Corporation	$(12)	$133

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	134	147

Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	1.00

Covanta Holding Corporation	$(0.09)	$0.91

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	134	147
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of warrants	—	—

Weighted average diluted common shares outstanding	134	147

Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	1.00

Covanta Holding Corporation	$(0.09)	$0.91

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	—	2

Restricted stock	1	1

Restricted stock units	—	1

Warrants	28	27

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.78. As of March 31, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended March 31, 2012:
Operating revenues	$381	$11	$392
Depreciation and amortization expense	49	1	50
Operating income (loss)	9	(6)	3
Three Months Ended March 31, 2011:
Operating revenues	$367	$10	$377
Depreciation and amortization expense	47	—	47
Operating income (loss)	7	(9)	(2)

(1)

All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets that are not classified as assets held for sale. See Note 3. Business Development, Assets Held for Sale and Dispositions.

NOTE 6. CHANGES IN CAPITALIZATION

2012 Debt Refinancing

During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities issued by our subsidiary, Covanta Energy, which consisted of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $619 million term loan ($650 million original amount), by entering into $1.2 billion in new senior secured credit facilities (the “2012 Credit Facilities”; see below for details) issued by our subsidiary, Covanta Energy, comprised of a $900 million revolving credit facility that expires in 2017 (the “Revolving Credit Facility”) and a $300 million term loan due 2019 (the “Term Loan”), and by issuing $400 million aggregate principal amount of 6.375% senior notes due 2022 (the “6.375% Notes”; see below for details). The proceeds from the Term Loan and a portion of the proceeds from the 6.375% Notes were used to repay the previously existing term loan, as well as to pay transaction expenses, while the Revolving Credit Facility replaced the previously existing $300 million revolving credit facility and $320 million funded letter of credit facility. The Revolving Credit Facility, which was undrawn at March 31, 2012, is available both for the issuance of letters of credit ($275 million outstanding as of March 31, 2012) and for borrowings for general corporate purposes.

As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the three months ended March 31, 2012, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Long-Term Debt

Long-term debt is as follows (in millions):

	As of
	March 31, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

1.00% Senior Convertible Debentures due 2027 (1)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(61)	(67)
Cash conversion option derivative at fair value	75	49

3.25% Cash Convertible Senior Notes, net	474	442

Term loan	300	619
Debt discount related to Term loan	(1)	—

Term loan, net	299	619

Total	1,573	1,486
Less: current portion	(3)	(32)

Total long-term debt	$1,570	$1,454

(1)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.

2012 Credit Facilities

The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	March 31, 2012	December 31, 2011
Term loan	$300	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520

The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings for the issuance of letters of credit.

We have the option to issue additional term loans and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing the 2012 Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.

The proceeds of the Term Loan were used, together with a portion of the proceeds of the 6.375% Notes offering (see 6.375% Senior Notes due 2022 below for details), to refinance the previously existing credit facilities and to pay the related fees and expenses. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Availability under Revolving Credit Facility

As of March 31, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of March 31, 2012	Outstanding Letters of Credit as of March 31, 2012	Available as of March 31, 2012

Revolving Credit Facility	$900	2017	$—	$275	$625

Repayment Terms

The Term Loan has mandatory quarterly amortization payments beginning June 30, 2012 through the date of maturity as follows (in millions):

Annual Remaining Amortization	2012	2013	2014	2015	2016	2017	2018	2019	Total
	$ 2	$ 3	$ 3	$ 3	$ 3	$ 3	$ 3	$ 280	$ 300

The 2012 Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time. In the event that all or any portion of the Term Loan is voluntarily prepaid in relation to a repricing or refinancing transaction resulting in lower pricing for us on or prior to March 28, 2013, however, we shall pay a fee to the lenders equal to 1.00% of the amount so prepaid.

Under certain circumstances, the 2012 Credit Facilities obligate us to apply 25% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the event the leverage ratio is at or below 3.00:1.00.

Interest and Fees

Borrowings under the 2012 Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%.

Guarantees and Securitization

The 2012 Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the 2012 Credit Facilities agreed to secure all of the obligations under the 2012 Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations; a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.

Credit Agreement Covenants

The loan documentation under the 2012 Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of March 31, 2012.

The negative covenants of the 2012 Credit Facilities limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness (including guarantee obligations);
•	create certain liens against or security interests over certain property;
•	pay dividends on, redeem, or repurchase our capital stock or make other restricted junior payments;

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•	enter into agreements that restrict the ability of our subsidiaries to make distributions or other payments to us;
•	make investments;
•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis;
•	dispose of certain assets; and
•	make certain acquisitions.

The financial maintenance covenants of the 2012 Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•

a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated in the Credit Agreement (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the 2012 Credit Facilities excludes certain non-recurring and non-cash charges.

•

a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy as calculated in the Credit Agreement.

6.375% Senior Notes due 2022

In March 2012, we sold $400 million aggregate principal amount of 6.375% Senior Notes due 2022. Interest on the 6.375% Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2012, and the 6.375% Notes will mature on October 1, 2022 unless earlier redeemed or repurchased. Net proceeds from the sale of the 6.375% Notes were $392 million, consisting of gross proceeds of $400 million net of $8 million in offering expenses. We used a portion of the net proceeds of the 6.375% Notes offering to repay a portion of the amounts outstanding under Covanta Energy’s previously existing term loan.

The 6.375% Notes are senior unsecured obligations, ranking equally in right of payment with any of the future senior unsecured indebtedness of Covanta Holding Corporation. The 6.375% Notes are effectively junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the credit facilities of our subsidiary, Covanta Energy. The 6.375% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The indenture for the 6.375% Notes may limit our ability and the ability of certain of our subsidiaries to:

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

If and for so long as the 6.375% Notes have an investment grade rating and no default under the indenture has occurred, certain of the covenants will be suspended. At our option, the 6.375% Notes are subject to redemption at any time on or after April 1, 2017, in whole or in part, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 1, 2015, we may redeem up to 35% of the original principal amount of the 6.375% Notes with the proceeds of certain equity offerings at a redemption price of 106.375% of their principal amount, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to April 1, 2017, we may redeem some or all of the 6.375% Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, plus a “make-whole premium”.

If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 6.375% Notes. The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 6.375% Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 6.375% Notes at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of March 31, 2012 expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	Remainder of 2012	2013	2014
3.25% Cash Convertible Senior Notes due 2014	$19	$29	$13

For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. The Debentures were also subject to redemption at our option at any time on or after February 1, 2012, and we subsequently redeemed the remaining $2 million of outstanding Debentures on March 23, 2012.

Equity

During the three months ended March 31, 2012, we granted 719,566 restricted stock awards and 108,164 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.

During the three months ended March 31, 2012, we repurchased 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Regular cash dividend
Declared	$21	$11
Per Share	$0.15	$0.075

During the three months ended March 31, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2012, the amount remaining under our currently authorized share repurchase program was $145 million. Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2012	$30	1.8	$16.45

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Noncontrolling interests in subsidiaries

Noncontrolling interests in subsidiaries is as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011
Noncontrolling interests in subsidiaries, balance as of beginning of period	$5	$33
Elimination due to sale of controlling interests in subsidiaries	—	(18)
Distributions to partners of noncontrolling interests in subsidiaries	—	(2)
Net income	1	2

Noncontrolling interests in subsidiaries, balance as of end of period	$6	$15

NOTE 7. INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 40.7%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was approximately 38.0 % and 42.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate is primarily due to a decrease in the foreign tax rate differential and lower investment income forecasted by the Grantor Trusts. The liability for uncertain tax positions, exclusive of interest and penalties, was $119 million as of both March 31, 2012 and December 31, 2011. Included in the balance of unrecognized tax benefits as of March 31, 2012 are potential benefits of $119 million that, if recognized, would impact the effective tax rate.

For the three months ended March 31, 2012 and 2011, we recognized a net tax expense of less than $1 million and a net tax expense of $1 million, respectively, for interest and penalties on uncertain tax positions. We had accrued interest and penalties associated with liabilities for unrecognized tax positions of $2 million for both March 31, 2012 and December 31, 2011. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

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

Our NOLs predominantly arose from our predecessor insurance entities, formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be reduced by any taxable income or increased by any taxable losses generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.

While we cannot predict what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, substantial actions toward such final administration have been taken and we believe that neither arrangements with the California Commissioner of Insurance nor the final administration by the Director of the Division of Insurance for the State of Missouri will result in a material reduction in available NOLs.

We have consolidated federal NOLs estimated to be approximately $427 million for federal income tax purposes as of December 31, 2011, based on the income tax returns filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2011, we had state NOL carryforwards of approximately $223 million, which expire between 2012 and 2031, capital loss carryforwards of $4 million expiring between 2012 and 2015, net foreign NOL carryforwards of approximately $2 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $44 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $22 million.

For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8. SUPPLEMENTARY INFORMATION

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $22 million and $23 million for the three months ended March 31, 2012 and 2011, respectively.

Other operating expenses

The components of other operating expenses are as follows (in millions):

	For the Three Months Ended March 31,
	2012	2011
Construction costs	$38	$26
Insurance subsidiary operating expenses (1)	3	4
Other	(2)	(2)

Total other operating expenses	$39	$28

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

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

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2012 included or expected to be included in our condensed consolidated statement of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Three Months ended March 31, 2012	$9	$(3)

Remainder of 2012	$26	$(9)
2013	32	(12)
2014	29	(13)
2015	26	(8)
2016	23	(8)
Thereafter	289	(23)

Total	$425	$(73)

Stanislaus EfW Facility

On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. We expect the facility will not be able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Debt discount accretion related to the 3.25% Notes	$6	$6
Debt discount accretion related to the Debentures	—	1
Fair value changes related to the cash convertible note hedge	(27)	9
Fair value changes related to the cash conversion option derivative	27	(11)

Total non-cash convertible debt related expense	$6	$5

Other Income, Net

For the three months ended March 31, 2012, other income, net included a $3 million foreign currency gain related to intercompany loans.

NOTE 9. BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in millions):

	Pension Benefits
	For the Three Months Ended March 31,
	2012	2011
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$—	$—

Interest costs and the expected return on plan assets for other post-retirement benefits were not material for the three months ended March 31, 2012 and 2011.

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

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended March 31, 2012 and 2011.

NOTE 10. STOCK-BASED COMPENSATION

During the three months ended March 31, 2012, we awarded certain employees 719,566 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2013, 2014, and 2015.

During the three months ended March 31, 2012, we awarded certain employees 108,164 shares of restricted stock units (“RSUs”) under the Growth Equity Plan. The Growth Equity Plan provides for the award of RSUs to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced. Vesting of RSUs will not

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

occur until at least three years have passed following an acquisition, or upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. Upon the vesting date, the Compensation Committee will re-calculate the net present values of the cash flows (“Bring Down NPV”). If the ratio of the Bring Down NPV to the Projected NPV is greater than 95% all of the RSUs related to the particular project will vest. If the ratio is less than 95%, the number of RSUs originally issued will be proportionately reduced.

Compensation expense related to our stock-based awards totaled $5 million for both the three months ended March 31, 2012 and 2011. Unrecognized stock-based compensation expense and weighted-average years to be recognized is as follows (in millions, except for weighted average years):

	As of March 31, 2012
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 15	2
Restricted Stock Units	$ 4	2
Stock Options	$ —	—

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2012. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2012:

			Fair Value Measurements at Reporting Date Using
	As of March 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$260	$260	$260	$—	$—
Money market funds	7	7	7	—	—

Total cash and cash equivalents:	267	267	267	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	2	2	2	—	—
Money market funds	105	105	105	—	—
U.S. Treasury/Agency obligations (1)	16	16	16	—	—
State and municipal obligations	9	9	9	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—

Total restricted funds held in trust:	177	177	177	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	4	4	4	—	—
Money market funds (3)	8	8	8	—	—
Residential mortgage-backed securities (3)	1	1	1		—

Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	7	7	7	—	—
Residential mortgage-backed securities (4)	7	7	7	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	14	14	14	—	—
Equity securities (3)	1	1	1	—	—

Total investments:	34	34	34	—	—
Derivative Asset — Note Hedge	74	74	—	74	—
Derivative Asset — Energy Hedges	5	5	—	5	—

Total assets:	$570	$570	$491	$79	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$75	$75	$—	$75	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes	0	0	—	0	—

Total liabilities:	$75	$75	$—	$75	$—

	As of March 31, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$243	$243
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,498	$1,585
Project debt	$643	$656

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(5)	Includes $17 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	As of December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$225	$225	$225	$—	$—
Money market funds	7	7	7	—	—

Total cash and cash equivalents:	232	232	232	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5	5	5	—	—
Money market funds	119	119	119	—	—
U.S. Treasury/Agency obligations (1)	15	15	15	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—

Total restricted funds held in trust:	191	191	191	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	5	5	5	—	—
Money market funds (3)	7	7	7	—	—
Residential mortgage-backed securities (3)	1	1	1		—

Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	8	8	8	—	—
Residential mortgage-backed securities (4)	7	7	7	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	13	13	13	—	—
Equity securities (3)	1	1	1	—	—

Total investments:	34	34	34	—	—
Derivative Asset — Note Hedge	47	47	—	47	—
Derivative Asset — Energy Hedges	3	3	—	3	—

Total assets:	$520	$520	$470	$50	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$49	$49	$—	$49	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—

Total liabilities:	$49	$49	$—	$49	$—

	As of December 31, 2011
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$277	$277
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,437	$1,470
Project debt	$680	$693

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(5)	Includes $17 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Investments

Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Equity securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Debt securities values are determined by pricing based on the last day’s trading activity. Changes in fair values are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the condensed consolidated statements of comprehensive income as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the condensed consolidated statements of operations based on the amortized cost of fixed maturities and the cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines. Other-than-temporary declines in fair value are recorded as realized losses in the condensed consolidated statements of operations to the extent they relate to credit losses, and to AOCI to the extent they are related to other factors. The cost basis of the security is also reduced. We consider the following factors in determining whether declines in the fair value of securities are other-than-temporary:

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

Other investments, such as investments in companies in which we do not have the ability to exercise significant influence that do not have readily determinable fair values, are carried at the lower of cost or estimated realizable value.

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in millions):

	As of March 31, 2012				As of December 31, 2011
	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Current investments:
Fixed maturities	$—	$—	$—	$—	$—	$—	$—	$—
Equity securities - insurance business	1	—	—	1	1	—	—	1

Total current investments	$1	$—	$—	$1	$1	$—	$—	$1

Noncurrent investments:
Fixed maturities - insurance business:
U.S. government obligations	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government agencies	7	—	—	7	8	—	—	8
Residential mortgage-backed securities	7	—	—	7	7	—	—	7
Other government obligations	3	—	—	3	3	—	—	3
Corporate investments	13	1	—	14	13	—	—	13

Total fixed maturities - insurance business	30	1	—	31	31	—	—	31
Mutual and bond funds	2	—	—	2	2	—	—	2

Total noncurrent investments	$32	$1	$—	$33	$33	$—	$—	$33

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in millions):

	As of March 31, 2012		As of December 31, 2011
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other direct U.S. Government obligations	$1	$—	$—	$—
Residential mortgage-backed securities	4	—	4	—
Other government obligations	1	—	1	—
Corporate bonds	2	—	6	—

Total fixed maturities	8	—	11	—
Equity securities	—	—	—	—

Total temporarily impaired investments	$8	$—	$11	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 1, 4, 2, and 9, respectively. As of March 31, 2012, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 21%, and 22% of the total fixed maturities as of March 31, 2012 and December 31, 2011, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of March 31, 2012
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$3	$3
Over one year to five years	20	21
Over five years to ten years	7	7
More than ten years	—	—

Total fixed maturities	$30	$31

The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of comprehensive income was not material for the three months ended March  31, 2012 and 2011.

NOTE 12. DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions).

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011
Asset Derivatives:
Note Hedge	Other noncurrent assets	$74	$47
Liability Derivatives:
Cash Conversion Option	Long-term debt	$75	$49
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized In Income on Derivative For the Three Months Ended March 31,
		2012	2011
Note Hedge	Non-cash convertible debt related expense	$27	$(9)
Cash Conversion Option	Non-cash convertible debt related expense	(27)	10
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—

Effect on income of derivative instruments not designated as hedging instruments		$—	$1

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The cash conversion option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated statements of operations as non-cash convertible debt related expense. The note hedge is accounted for as a derivative instrument and, as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated statements of operations as non-cash convertible debt related expense.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We expect the gain or loss associated with changes to the valuation of the note hedge to substantially offset the gain or loss associated with changes to the valuation of the cash conversion option. However, they will not be completely offsetting as a result of changes in the credit valuation adjustment related to the note hedge. Our most significant credit exposure arises from the note hedge. The fair value of the note hedge reflects the maximum loss that would be incurred should the option counterparties fail to perform according to the terms of the note hedge agreement. For specific details related to the cash conversion option, note hedge and contingent interest features of the 3.25% Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of March 31, 2012, the fair value of the energy derivatives of $5 million, pre-tax, was recorded as a current asset and as a component of AOCI.

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

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

California Matter. On March 5, 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our facilities in California. It is our understanding that the investigation will focus on issues relating to (i) the feedstock at

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We intend to fully cooperate with the Department’s and District Attorneys’ investigation. Although the investigation is in the initial stages and therefore the outcome is uncertain, we do not believe that the investigation or any matters arising there from will have a material adverse effect on our condensed consolidated financial position or results of operations.

Other Matters

Other commitments as of March 31, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$275	$7	$268
Surety bonds	342	—	342

Total other commitments — net	$617	$7	$610

The letters of credit were issued under the 2012 Credit Facilities (primarily the Revolving Credit Facility) to secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the 2012 Credit Facilities as additional term loans in the case of letters of credit issued under the Revolving Credit Facility, or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($329 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes and the 3.25% Notes. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes and their 3.25% Notes if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to redemption features of the 6.375% Notes, refer to Note 6. Changes in Capitalization.

For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes and the 3.25% Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 14. SUBSEQUENT EVENTS

Springfield Energy-from-Waste Facility

On April 2, 2012, we extended the tip fee agreement for our Springfield, Massachusetts energy-from-waste facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also includes an amendment to our contract relating to the ash landfill that is directly adjacent to the facility which will support our plan to build and operate a new metal recovery and recycling facility at the ash landfill.

Haripur

On April 16, 2012, we completed the sale of our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh, the last of the four Asia fossil fuel independent power production (“IPP”) assets designated as assets held for sale. With this sale, we have realized total net proceeds of approximately $268 million, net of transaction costs, for these four IPP asset sales.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2012 and our results of operations for the three months ended March 31, 2012, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011 (“Form 10-K”), to which the reader is directed for additional information.

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 15 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt (“MW”) hours of baseload electricity annually, representing approximately 7% of the nation’s non-hydroelectric renewable power. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. During the three months ended March 31, 2012, we declared a quarterly cash dividend of $0.15 per share and we repurchased 1.8 million shares of our common stock at a weighted average cost of $16.45 per share for an aggregate amount of approximately $30 million. For additional information, see Liquidity and Capital Resources below.

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

The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. Waste markets tend to be affected by local and regional economic activity. The downturn in economic activity has reduced waste generation rates in the northeast United States which subsequently caused market waste disposal prices to decline modestly.

Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities have also been materially affected by economic activity in recent years. Metal markets tend to be affected by national and global economic activity. Pricing for recycled metals reached historically high levels in 2008, and declined significantly in 2009 due to the downturn in economic activity. Since 2010, pricing for recycled metals has recovered from the economically deflated rates in 2009.

At the same time, the declines in United States natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Energy markets tend to be affected by regional and national economic activity and regulations. The decline in gas prices in 2011 and the first quarter of 2012 was attributed to several factors such as increased gas supply from shale formations, generally mild weather conditions, and the continued sluggish economy and associated economic uncertainty.

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

Performance - We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors included in our Form 10-K. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

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

BUSINESS DEVELOPMENT AND ORGANIC GROWTH

Alexandria/Arlington County Energy-from-Waste Facility

We entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria energy-from-waste facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.

Braintree Transfer Station

In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts energy-from-waste facility. The project is expected to cost approximately $7 million and is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.

Montgomery County Energy-from-Waste Facility

We extended the service agreement for our Montgomery County energy-from-waste facility and Derwood transfer station from 2016 to 2021 on substantially the same terms as in the existing agreement.

Niagara Energy-from-Waste Facility

During the first quarter of 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract combined with new and extended contracts entered in 2011 will increase the steam demand from our customer base and will require us to invest a total of approximately $10 million in capital expenditures in 2012 and 2013 to install a new natural gas package boiler and steam line to connect to our new customers.

Springfield Energy-from-Waste Facility

On April 2, 2012, we extended the tip fee agreement for our Springfield, Massachusetts energy-from-waste facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also includes an amendment to our contract relating to the ash landfill that is directly adjacent to the facility which will support our plan to build and operate a new metal recovery and recycling facility at the ash landfill.

Organic Growth Investments

During the three months March 31, 2012, we invested approximately $4 million in various organic growth initiatives by enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.

ASSETS HELD FOR SALE AND DISPOSITIONS

In 2010, we adopted a plan to sell our interests in certain fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During 2011, we sold the majority of those assets and have one remaining asset held for sale for our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. On April 16, 2012, we completed the sale of our interest in the Haripur project. With this sale, we have realized total net proceeds of approximately $268 million, net of transaction costs, for these four IPP asset sales.

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

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Growth and Development, our business development initiatives resulted in various additional projects which increased comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		Increase (Decrease)
	2012	2011	2012 vs 2011
	(Unaudited, in millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$392	$377	$15
Total operating expenses	389	379	10

Operating income (loss)	3	(2)	5

Other income (expense):
Interest expense	(18)	(17)	1
Non-cash convertible debt related expense	(6)	(5)	1
Loss on extinguishment of debt	(2)	—	2
Other income, net	3	—	3

Total other expenses	(23)	(22)	1

Loss from continuing operations before income tax benefit and equity in net income from unconsolidated investments	(20)	(24)	(4)
Income tax benefit	8	10	(2)
Equity in net income from unconsolidated investments	1	—	1

Loss from continuing operations	(11)	(14)	(3)
Income from discontinued operations, net of taxes of $0 and $2, respectively	—	149	(149)

NET (LOSS) INCOME	(11)	135	(146)

Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(1)	—	(1)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(2)	2

Total net income attributable to noncontrolling interests in subsidiaries	(1)	(2)	1

NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(12)	$133	(145)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(12)	$(14)	2
Discontinued operations, net of tax expense	—	147	(147)

Covanta Holding Corporation	$(12)	$133	(145)

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$(0.09)	$(0.09)	—
Discontinued operations	—	1.00	(1.00)

Covanta Holding Corporation	$(0.09)	$0.91	(1.00)

Weighted Average Shares	134	147	(13)

Diluted:
Continuing operations	$(0.09)	$(0.09)	—
Discontinued operations	—	1.00	(1.00)

Covanta Holding Corporation	$(0.09)	$0.91	(1.00)

Weighted Average Shares	134	147	(13)

Cash Dividend Declared Per Share	$0.15	$0.075	0.075

Adjusted Earnings Per Share – Non-GAAP: (A)	$(0.09)	$(0.10)	0.01

(A)	See Supplementary Financial Information — Adjusted Earnings Per Share (Non-GAAP Discussion)

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

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2012 vs. Results for the Three Months Ended March 31, 2011

Operating revenues increased by $15 million for the three month comparative period primarily due to higher construction revenues, increased revenue from service fee contract escalations, higher production at our EfW facilities and improved recycled metal revenues due to organic growth initiatives. These increases were partially offset by the impact of lower electricity and steam sales due to lower price and lower production at our biomass facilities.

Operating expenses increased by $10 million for the three month comparative period primarily due to higher construction expenses, normal cost escalations; and lower alternative fuel tax credits. These increases were partially offset by decreased costs related to timing of scheduled plant maintenance activities and various operational improvements.

Operating income increased by $5 million for the three month comparative period primarily due to our organic growth initiatives for recycled metals and various operational improvements, partially offset by lower energy pricing, including the impact of the biomass plants, reduction in alternative fuel tax credits, lower debt service pass through revenue.

We recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, as a result of the refinancing, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. For additional information, see Liquidity and Capital Resources below.

Other income increased by $3 million for the three month comparative period primarily due to a foreign currency gain related to intercompany loans.

The income tax benefit decreased for the comparative period, which was reflective of the decrease in the overall effective tax rate from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 40.7%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 38.0% and 42.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to a decrease in the foreign tax rate differential and lower investment income forecasted by the Grantor Trusts. For additional information, see Item 1. Financial Statements — Note 7. Income Taxes.

For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

Americas Segment Results of Operations — Comparison of Results for the Three Months Ended March 31, 2012 vs. Results for the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		Increase (Decrease)
	2012	2011	2012 vs 2011
	(Unaudited, in millions)
Waste and service revenues (excluding recycled metals revenues)	$237	$234	$3
Recycled metals revenues	20	17	3
Electricity and steam sales	84	89	(5)
Other operating revenues	40	27	13

Total operating revenues	381	367	14

Plant operating expenses	260	264	(4)
Other operating expenses	37	23	14
General and administrative expenses	19	18	1
Depreciation and amortization expense	49	47	2
Net interest expense on project debt	7	8	(1)

Total operating expenses	372	360	12

Operating income	$9	$7	2

Operating Revenues

Operating revenues for the Americas segment increased by $14 million for the three month comparative period.

•

Waste and service revenues, excluding recycled metals revenues, increased by $3 million for the three month comparative period primarily due to increases in service fee contract escalations and higher special waste revenue, offset by lower revenues earned explicitly to service project debt.

•

Recycled metal revenues increased by $3 million for the three month comparative period primarily due to organic growth initiatives that increased the quantity of metal recovered at various facilities and higher pricing from the increased quality of metal as a result of the processing facility we acquired in 2011 located on our Dade energy-from-waste facility site.

	For the Quarters Ended
Total Recycled Metal Revenues	2012		2011	2010	2009
March 31,		$20	$17	$13	$5
June 30,		—	18	15	6
September 30,		—	20	13	9
December 31,		—	19	14	9

Total for the Year Ended December 31,	$	N/A	$74	$55	$29

•

Electricity and steam sales decreased by $5 million for the three month comparative period due to lower price and lower energy revenue related to our biomass facilities, partially offset by higher production at our EfW facilities.

•	Other operating revenues increased primarily due to higher construction revenue.

Operating Expenses

Plant operating expenses decreased by $4 million for three month comparative period primarily due to timing of scheduled maintenance activities and various operational improvements, partially offset by normal cost escalations and lower alternative fuel tax credits.

Other operating expenses increased primarily due to higher construction expense.

Operating Income

Operating income increased by $2 million for the three month comparative period primarily due to our organic growth initiatives for recycled metals, various operational improvements, increased energy production at our EfW facilities, and timing of scheduled maintenance activities, partially offset by lower energy pricing, lower alternative fuel tax credits, lower debt service pass through revenue, and the impact of the biomass facilities.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2012 and 2011, reconciled for each such period to diluted loss per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Diluted Loss Per Share from Continuing Operations	$(0.09)	$(0.09)
Reconciling Items (A)	—	(0.01)

Adjusted EPS	$(0.09)	$(0.10)

(A)	Additional information is provided in the Reconciling Items table below.

	$(0.095)	$(0.095)
	Three Months Ended March 31,
Reconciling Items	2012	2011
Loss on extinguishment of debt (A)	$2	$—
Effect on income of derivative instruments not designated as hedging instruments	—	(1)
Effect of foreign exchange gain on indebtedness	(3)	—

Total reconciling items, pre-tax	(1)	(1)
Pro forma income tax impact	1	1
Grantor trust activity	—	(1)

Total reconciling items, net of tax	$—	$(1)

Diluted Earnings Per Share Impact	$—	$(0.01)

Weighted Average Diluted Shares Outstanding	134	147

(A)

We recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, as a result of the refinancing, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. For additional information, see Liquidity and Capital Resources below.

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s 2012 Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations. Under the 2012 Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2012. Failure to comply with such financial covenants could result in a default under the 2012 Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended March 31, 2012 and 2011, reconciled for each such period to net loss from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net loss to Continuing Operations — Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2012	2011
Net Loss Attributable to Covanta Holding Corporation — Continuing Operations	$(12)	$(14)

Depreciation and amortization expense	50	47

Debt service:
Net interest expense on project debt	8	8
Interest expense	18	17
Non-cash convertible debt related expense	6	5

Subtotal debt service	32	30

Income tax benefit	(8)	(10)

Loss on extinguishment of debt (A)	2	—

Net income attributable to noncontrolling interests in subsidiaries	1	—

Other adjustments:
Debt service billing in excess of revenue recognized	6	11
Non-cash compensation expense	5	5
Other non-cash items (B)	(3)	2

Subtotal other adjustments	8	18

Total adjustments	85	85

Adjusted EBITDA – Continuing Operations	$73	$71

(A)	See Adjusted EPS above.
(B)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2012	2011
Cash flow provided by operating activities from continuing operations	$104	$93

Debt service	32	30

Change in working capital	(63)	(71)
Change in restricted funds held in trust	(2)	15
Non-cash convertible debt related expense	(6)	(5)
Equity in net income from unconsolidated investments	1	—
Dividends from unconsolidated investments	—	(4)
Current tax provision	(1)	(1)
Other	8	14

Sub-total:	$(63)	$(52)

Adjusted EBITDA – Continuing Operations	$73	$71

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of March 31, 2012, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $267 million and the undrawn and available capacity of $625 million of our Revolving Credit Facility. In addition, as of March 31, 2012, we had restricted cash of $177 million, of which $102 million was designated for future payment of project debt principal. Available liquidity as of March 31, 2012 was as follows (in millions).

As of March 31, 2012
Cash	$267
Borrowings available under Revolving Credit Facility	625

Total available liquidity	$892

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

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments, grow our business through organic growth, acquisitions and business development, and return surplus capital to our stockholders. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects or ventures. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven.

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

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Regular cash dividend
Declared	$21	$11
Per Share	$0.15	$0.075

During the three months ended March 31, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2012, the amount remaining under our currently authorized share repurchase program was $145 million. Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2012	$30	1.8	$16.45

Sources and Uses of Cash Flow from Continuing Operations for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase (Decrease) 2012 vs 2011
	2012	2011
	(Unaudited, in millions)
Net cash provided by operating activities	$104	$93	$11
Net cash used in investing activities	(32)	(34)	(2)
Net cash used in financing activities	(37)	(94)	(57)
Effect of exchange rate changes on cash and cash equivalents	—	2	(2)

Net increase (decrease) in cash and cash equivalents	$35	$(33)	68

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2012 was $104 million, an increase of $11 million from the prior year period. The increase was primarily due to the change in restricted funds held in trust offset by lower dividends from unconsolidated subsidiaries.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2012 was $32 million, a decrease of $2 million from the prior year period. The decrease was primarily comprised of lower outflows related to the purchase of property, plant and equipment.

Net cash used in financing activities from continuing operations for the three months ended March 31, 2012 was $37 million, a net change of $57 million from the prior period. The net change was primarily driven by debt refinancing as outlined below (in millions):

As of March 31, 2012
Offering - 6.375% Senior Notes due 2022	$400
New Term Loan due 2019 (A)	300
Offering Costs (B)	(26)

Net Proceeds	674
Redemption of Term Loan due 2014	(619)

Net proceeds available for corporate purposes	$55

(A)	Excludes debt discount related to Term loan of $1 million.
(B)	Represents estimated offering costs. $23 million was paid as of March 31, 2012.

Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Free Cash Flow, which is a non-GAAP measure as defined by the SEC. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting its usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities from continuing operations less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2012 and 2011, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2012	2011
Cash flow provided by operating activities of continuing operations	$104	$93
Less: Maintenance capital expenditures (A)	(28)	(27)

Continuing Operations Free Cash Flow	$76	$66

Weighted Average Diluted Shares Outstanding	134	147

Uses of Continuing Operations Free Cash Flow
Investments:
Non-maintenance capital expenditures	$(4)	$(11)
Acquisition of land use rights	(1)	—
Other investment activities, net (B)	1	4

Total investments	$(4)	$(7)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(10)	$—
Common stock repurchased	(30)	(54)

Total return of capital to stockholders	$(40)	$(54)

Capital raising activities:
Net proceeds from issuance of corporate debt (C)	$676	$—
Net proceeds from issuance of project debt	—	2
Other financing activities, net	(1)	(2)

Net proceeds from capital raising activities	$675	$—

Debt repayments:
Net cash used for scheduled principal payments on project debt (D)	$(25)	$(30)
Net cash used for scheduled principal payments on long-term debt (F)	(23)	(2)
Optional repayment of corporate debt (E)(F)	(621)	(6)

Total debt repayments	$(669)	$(38)

Short-term borrowing activities - Financing of insurance premiums, net	$(3)	$—
Distribution to partners of noncontrolling interests in subsidiaries	$—	$(2)
Effect of exchange rate changes on cash and cash equivalents	$—	$2

Net change in cash and cash equivalents from continuing operations	$35	$(33)

(A) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

Maintenance capital expenditures	$(28)	$(27)
Capital expenditures associated with construction	—	(3)
Capital expenditures associated with technology development and organic growth initiatives	(4)	(2)
Capital expenditures – other	—	(6)

Total purchases of property, plant and equipment	$(32)	$(38)

(B) Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(C) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

Proceeds from borrowings on long-term debt	$699	$—
Less: Financing costs related to issuance of long-term debt	(23)	—

Net proceeds from issuance of corporate debt	$676	$—

(D) Calculated as follows:

Total principal payments on project debt	$(37)	$(74)
Decrease in related restricted funds held in trust	12	44

Net cash used for principal payments on project debt	$(25)	$(30)

(E) Calculated as follows:

Redemption of Term Loan due 2014	$(619)	$—
Redemption of Convertible Debentures	(2)	(6)

Total optional repayment of corporate debt	$(621)	$(6)

(F) As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. The Debentures were also subject to redemption at our option at any time on or after February 1, 2012, and we subsequently redeemed the remaining $2 million of outstanding Debentures on March 23, 2012.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2012, we had unrestricted cash and cash equivalents of $267 million (of which approximately $193 million and $10 million was held by our international and insurance subsidiaries, respectively, which are not generally available for near-term liquidity in our domestic operations). A substantial majority of our cash held outside the United States is denominated in US dollars.

2012 Debt Refinancing

During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities issued by our subsidiary, Covanta Energy, which consisted of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $619 million term loan ($650 million original amount), by entering into $1.2 billion in new senior secured credit facilities (the “2012 Credit Facilities”; see below for details) issued by our subsidiary, Covanta Energy, comprised of a $900 million revolving credit facility that expires on 2017 (the “Revolving Credit Facility”) and a $300 million term loan due 2019 (the “Term Loan”), and by issuing $400 million aggregate principal amount of 6.375% senior notes due 2022 (the “6.375% Notes”; see below for details). The proceeds from the Term Loan and a portion of the proceeds from the 6.375% Notes were used to repay the previously existing term loan, as well as to pay transaction expenses, while the Revolving Credit Facility replaced the previously existing $300 million revolving credit facility and $320 million funded letter of credit facility. The Revolving Credit Facility, which was undrawn at March 31, 2012, is available both for the issuance of letters of credit ($275 million outstanding as of March 31, 2012) and for borrowings for general corporate purposes.

As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the three months ended March 31, 2012, which was comprised of the write-down of deferred financing costs in connection with previously existing financing arrangements.

Long-Term Debt

Long-term debt is as follows (in millions):

	As of
	March 31, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	—
1.00% Senior Convertible Debentures due 2027 (A)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(61)	(67)
Cash conversion option derivative at fair value	75	49

3.25% Cash Convertible Senior Notes, net	474	442

Term loan	300	619
Debt discount related to Term loan	(1)	—

Term loan, net	299	619

Total	1,573	1,486
Less: current portion	(3)	(32)

Total long-term debt	$1,570	$1,454

(A)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.

2012 Credit Facilities

The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	March 31, 2012	December 31, 2011
Term loan	$300	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520

The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, it provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period), and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings for the issuance of letters of credit.

We have the option to issue additional term loans and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing the 2012 Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.

The proceeds of the Term Loan were used, together with a portion of the proceeds of the 6.375% Notes offering (see 6.375% Senior Notes due 2022 below for details), to refinance the previously existing credit facilities and to pay related fees and expenses. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.

Availability under Revolving Credit Facility

As of March 31, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of March 31, 2012	Outstanding Letters of Credit as of March 31, 2012	Available as of March 31, 2012
Revolving Credit Facility	$ 900	2017	$ —	$ 275	$ 625

Repayment Terms

The Term Loan has mandatory quarterly amortization payments beginning June 30, 2012 through the date of maturity as follows (in millions):

Annual Remaining Amortization	2012	2013	2014	2015	2016	2017	2018	2019	Total
	$2	$3	$3	$3	$3	$3	$3	$280	$300

The 2012 Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time. In the event that all or any portion of the Term Loan is voluntarily prepaid in relation to a repricing or refinancing transaction resulting in lower pricing for us on or prior to March 28, 2013, however, we shall pay a fee to the lenders equal to 1.00% of the amount so prepaid.

Under certain circumstances, the 2012 Credit Facilities obligate us to apply 25% of our excess Cash flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the events the leverage ratio is at or below 3.00:1.00

Interest and Fees

Borrowings under the 2012 Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%.

Guarantees and Securitization

The 2012 Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the 2012 Credit Facilities agreed to secure all of the obligations under the 2012 Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations; a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.

Credit Agreement Financial Covenants

The loan documentation under the 2012 Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Changes in Capitalization. As of March 31, 2012, we were in compliance with the covenants under the 2012 Credit Facilities.

The financial covenants of the 2012 Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•

a maximum leverage ratio of 4.00 to 1.00 for the trailing four quarter period, which measures principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the 2012 Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the 2012 Credit Facilities excludes certain non-cash charges.

•

a minimum interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

For additional information on the calculation of Adjusted EBITDA, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

7.25% Senior Notes due 2020 (the “7.25% Notes”)

For specific criteria related to redemption features of the 7.25% Notes, refer to Note 12 of the Notes to Consolidated Financial Statements in our Form 10-K.

6.375% Senior Notes due 2022 (the “6.375% Notes”)

In March 2012, we sold $400 million aggregate principal amount of 6.375% Senior Notes due 2022. Interest on the 6.375% Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2012 and the 6.375% Notes will mature on October 1, 2022 unless earlier redeemed or repurchased. Net proceeds from the sale of the 6.375% Notes were $392 million, consisting of gross proceeds of $400 million net of $8 million in offering expenses. We used a portion of the net proceeds of the 6.375% Notes offering to repay a portion of the amounts outstanding under Covanta Energy’s previously existing term loan.

The 6.375% Notes are senior unsecured obligations, ranking equally in right of payment with any of the future senior unsecured indebtedness of Covanta Holding Corporation. The 6.375% Notes are effectively junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the credit facilities of our subsidiary, Covanta Energy. The 6.375% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The indenture for the 6.375% Notes may limit our ability and the ability of certain of our subsidiaries. For details, see Item 1. Financial Statements – Note 6. Changes in Capitalization – 6.375% Senior Notes due 2022.

If and for so long as the 6.375% Notes have an investment grade rating and no default under the indenture has occurred, certain of the covenants will be suspended.

At our option, the 6.375% Notes are subject to redemption at any time on or after April 1, 2017, in whole or in part, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to April 1, 2015, we may redeem up to 35% of the original principal amount of the 6.375% Notes with the proceeds of certain equity offerings at a redemption price of 106.375% of their principal amount, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to April 1, 2017, we may redeem some or all of the 6.375% Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, plus a “make-whole premium”.

If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 6.375% Notes. The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 6.375% Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 6.375% Notes at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.

1.00% Senior Convertible Debentures due 2027 (the “Debentures”)

As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. The Debentures were also subject to redemption at our option at any time on or after February 1, 2012, and we subsequently redeemed the remaining $2 million of outstanding Debentures on March 23, 2012.

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

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Item 1. Financial Statements — Note 12. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for our energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of March 31, 2012 aggregated to $209 million.

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

	As of
	March 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$45	$57	$56	$57
Debt service funds - interest	7	—	8	—

Total debt service funds	52	57	64	57
Revenue funds	23	—	16	—
Other funds	12	33	21	33

Total	$87	$90	$101	$90

Of the $177 million in total restricted funds as of March 31, 2012, approximately $102 million was designated for future payment of project debt principal.

Capital Requirements

Except for the items noted below, our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2011. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

The following table updates our gross contractual obligations disclosed in our Form 10-K for the year ended December 31, 2011 for long-term debt, project debt and interest payments only (in millions; references to Notes in the table are references to the Notes in Item 1. Financial Statements):

	Total	Payments Due by Period
		Remainder of 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Project debt	$636	$107	$249	$137	$143
Term Loan (Note 6) (A)	300	2	6	6	286
7.25% Senior Notes (Note 6) (B)	400	—	—	—	400
6.375% Senior Notes (Note 6) (C)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (Note 6) (D)	460	—	460	—	—

Total debt obligations (E)	2,196	109	715	143	1,229
Less: Non-recourse debt (F)	(636)	(107)	(249)	(137)	(143)

Total recourse debt	$1,560	$2	$466	$6	$1,086

Interest payments (G)	$828	$103	$219	$175	$331
Less: Non-recourse interest payments	(131)	(29)	(47)	(23)	(32)

Total recourse interest payments	$697	$74	$172	$152	$299

(A)

During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities, which consisted of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $619 million term loan, by entering into $1.2 billion in new senior secured credit, comprised of a $900 million revolving credit facility due 2017 and a $300 million term loan due 2019, and by issuing $400 million aggregate principal amount of 6.375% senior notes due 2022.

(B)

Interest on the 7.25% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2011 and will mature on December 1, 2020 unless earlier redeemed or repurchased. See Item 1. Financial Statements – Note 6. Long-Term Debt.

(C)

Interest on the 6.375% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2012 and will mature on October 1, 2022 unless earlier redeemed or repurchased. See Item 1. Financial Statements – Note 6. Long-Term Debt.

(D)

Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on a conversion rate of 60.3521 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represents a conversion price of $16.57 per share). See Item 1. Financial Statements – Note 6. Long-Term Debt.

(E)	Excludes $7 million of unamortized debt premium.
(F)

Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(G)

Interest payments on the Term Loan and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments. Interest payments represent accruals for cash interest payments.

Other Commitments

Other commitments as of March 31, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$275	$7	$268
Surety bonds	342	—	342

Total other commitments — net	$617	$7	$610

The letters of credit were issued under the 2012 Credit Facilities (primarily the Revolving Credit Facility) to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the 2012 Credit Facilities as additional term loans in the case of letters of credit issued under the Revolving Credit Facility, or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($329 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes and the 3.25% Notes. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes and their 3.25% Notes if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to redemption features of the 6.375% Notes, see Liquidity and Capital Resources above.

For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes, or 3.25% Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2011.

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

Stanislaus EfW Facility

On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. We expect the facility will not be able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.

Harrisburg EfW Facility

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing, and the City appealed the dismissal. The City’s appeal was denied in February 2012. We intend to continue to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.

Recent Accounting Pronouncements

See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2012 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no material changes during the three months ended March 31, 2012 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of March 31, 2012, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.

The following table provides information as of March 31, 2012 with respect to shares of common stock we repurchased during the first quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
January 1 - January 31	—	$—	—	$75
February 1 - February 29	1.3	$16.42	1.3	$54
March 1 - March 31	0.5	$16.53	0.5	$145

Total:	1.8	$16.45	1.8

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

During the three months ended March 31, 2012, we repurchased 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: April 19, 2012