Form 10-Q
period 2012-06-30
COVANTA HOLDING CORP
filed 2012-07-19
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
The number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 12, 2012
Common Stock, $0.10 par value	132,945,825 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$280	$276	$538	$527
Electricity and steam sales	91	98	182	192
Other operating revenues	39	37	82	69
Total operating revenues	410	411	802	788
OPERATING EXPENSES:
Plant operating expenses	243	248	510	519
Other operating expenses	30	30	69	58
General and administrative expenses	25	25	50	50
Depreciation and amortization expense	49	47	99	94
Net interest expense on project debt	7	8	15	16
Total operating expenses	354	358	743	737
Operating income	56	53	59	51
Other income (expense):
Interest expense	(24)	(17)	(42)	(34)
Non-cash convertible debt related expense	(7)	(6)	(13)	(11)
Loss on extinguishment of debt	—	—	(2)	—
Other (expense) income, net	—	(3)	3	(3)
Total other expenses	(31)	(26)	(54)	(48)
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	25	27	5	3
Income tax expense	(11)	(11)	(3)	(1)
Equity in net income from unconsolidated investments	5	2	6	2
Income from continuing operations	19	18	8	4
(Loss) income from discontinued operations, net of income tax expense of $1, $1, $1 and $3, respectively	(2)	2	(2)	151
NET INCOME	17	20	6	155
Less: Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	1	(1)	—	(1)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(1)	—	(3)
Total net loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	—	(4)
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$18	$18	$6	$151

Amounts Attributable to Covanta Holding Corporation stockholders':
Continuing operations	$20	$17	$8	$3
Discontinued operations	(2)	1	(2)	148
Net Income Attributable to Covanta Holding Corporation	$18	$18	$6	$151

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In millions, except per share amounts)
Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$0.15	$0.12	$0.06	$0.02
Discontinued operations	(0.01)	0.01	(0.01)	1.02
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04
Weighted Average Shares	133	144	133	145
Diluted
Continuing operations	$0.15	$0.12	$0.06	$0.02
Discontinued operations	(0.01)	0.01	(0.01)	1.02
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04
Weighted Average Shares	134	145	134	146

Cash Dividend Declared Per Share:	$0.15	$0.075	$0.30	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In millions)
Net income	$17	$20	$6	$155
Foreign currency translation	(5)	—	(4)	8
Net unrealized gain on derivative instruments, net of tax	—	—	1	—
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(5)	—	(3)	8
Comprehensive income	12	20	3	163
Less: Net loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	—	(4)
Comprehensive income attributable to Covanta Holding Corporation	$13	$18	$3	$159

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$220	$232
Restricted funds held in trust	101	101
Receivables (less allowances of $5 and $5, respectively)	231	260
Unbilled service receivables	16	20
Deferred income taxes	24	28
Prepaid expenses and other current assets	110	105
Assets held for sale	—	18
Total Current Assets	702	764
Property, plant and equipment, net	2,403	2,423
Investments in fixed maturities at market (cost: $30 and $31, respectively)	30	31
Restricted funds held in trust	90	90
Unbilled service receivables	21	25
Waste, service and energy contracts, net	415	434
Other intangible assets, net	76	78
Goodwill	232	232
Investments in investees and joint ventures	47	43
Other assets	329	265
Total Assets	$4,345	$4,385
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$3	$32
Current portion of project debt	140	147
Accounts payable	41	25
Deferred revenue	39	61
Accrued expenses and other current liabilities	213	211
Liabilities held for sale	—	3
Total Current Liabilities	436	479
Long-term debt	1,590	1,454
Project debt	500	533
Deferred income taxes	629	633
Waste and service contracts	70	76
Other liabilities	124	122
Total Liabilities	3,349	3,297
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 158 shares; outstanding 133 and 136 shares)	16	16
Additional paid-in capital	808	824
Accumulated other comprehensive (loss) income	(3)	1
Accumulated earnings	173	244
Treasury stock, at par	(3)	(2)
Total Covanta Holding Corporation stockholders equity	991	1,083
Noncontrolling interests in subsidiaries	5	5
Total Equity	996	1,088
Total Liabilities and Equity	$4,345	$4,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited) (In millions)
OPERATING ACTIVITIES:
Net income	$6	$155
Less: (Loss) income from discontinued operations, net of tax expense	(2)	151
Income from continuing operations	8	4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	99	94
Amortization of long-term debt deferred financing costs	3	3
Amortization of debt premium and discount	(2)	(2)
Loss on extinguishment of debt	2	—
Non-cash convertible debt related expense	13	11
Stock-based compensation expense	10	9
Equity in net income from unconsolidated investments	(6)	(2)
Dividends from unconsolidated investments	3	4
Deferred income taxes	—	(2)
Other, net	(10)	4
Change in restricted funds held in trust	2	(9)
Change in working capital, net of effects of acquisitions	22	42
Total adjustments for continuing operations	136	152
Net cash provided by operating activities from continuing operations	144	156
Net cash used in operating activities from discontinued operations	—	(4)
Net cash provided by operating activities	144	152
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	2	10
Purchase of investment securities	—	(8)
Purchase of property, plant and equipment	(66)	(68)
Acquisition of businesses, net of cash acquired	—	(10)
Acquisition of land use rights	(1)	(8)
Other, net	4	(5)
Net cash used in investing activities from continuing operations	(61)	(89)
Net cash provided by investing activities from discontinued operations	11	219
Net cash (used in) provided by investing activities	(50)	130
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	699	—
Payment of deferred financing costs	(24)	—
Principal payments on long-term debt	(620)	(3)
Principal payments on project debt	(39)	(77)
Convertible debenture repurchases	(25)	(6)
Payments of borrowings on revolving credit facility	(15)	—
Proceeds from borrowings on revolving credit facility	15	—
Proceeds from borrowings on project debt	—	8
Change in restricted funds held in trust	(1)	24
Cash dividends paid to stockholders	(31)	(11)
Common stock repurchased	(59)	(123)
Financing of insurance premiums, net	(7)	—
Distributions to partners of noncontrolling interests in subsidiaries	—	(3)
Other, net	1	(2)
Net cash used in financing activities from continuing operations	(106)	(193)
Net cash (used in) provided by financing activities from discontinued operations	(2)	14
Net cash used in financing activities	(108)	(179)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net (decrease) increase in cash and cash equivalents	(14)	104
Cash and cash equivalents at beginning of period	234	141
Cash and cash equivalents at end of period	220	245
Less: Cash and cash equivalents of discontinued operations at end of period	—	10
Cash and cash equivalents of continuing operations at end of period	$220	$235

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt (“MW”) hours of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
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

NOTE 3. BUSINESS DEVELOPMENT, ASSETS HELD FOR SALE AND DISPOSITIONS
Business Development and Organic Growth
Alexandria/Arlington County Energy-from-Waste Facility
In February 2012, we entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.
Braintree Transfer Station
In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The project is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.
Montgomery County Energy-from-Waste Facility
We extended the service agreement for our Montgomery County EfW facility and Derwood transfer station from 2016 to 2021 on substantially the same terms as in the existing agreement.
Niagara Energy-from-Waste Facility
During the first quarter of 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract combined with new and extended contracts entered in 2011 will increase the steam demand from our customer base and will require us to invest in capital expenditures in 2012 and 2013 to install a new natural gas package boiler and steam line to connect to our new customers.
Springfield Energy-from-Waste Facility
In April 2012, we extended the service fee agreement with the City of Springfield for our Springfield EFW facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also includes an amendment to our contract relating to the ash landfill that is directly adjacent to the facility which will support our plan to build and operate a new metal recovery and recycling facility at the ash landfill.
Stanislaus Energy-from-Waste Facility
In June 2012, we amended and extended our service fee agreement with the City of Modesto and the County of Stanislaus, California. The contract was amended to a tip fee agreement under which the City of Modesto and the County of Stanislaus will continue to supply nearly all the facility's waste through 2027.
Tulsa Energy-from-Waste Facility
In June 2012, we extended a tip fee agreement for our Tulsa EfW facility with the City of Tulsa, Oklahoma from 2012 to 2022. The City of Tulsa will supply approximately one third of the facility's waste.
Organic Growth Investments
During the six months ended June 30, 2012, we invested approximately $11 million in various organic growth initiatives, including enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Assets Held for Sale and Dispositions
In 2010, we adopted a plan to sell our interests in certain fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During 2011, we sold the majority of those assets and in April 2012, we completed the sale of our interest in a barge-mounted  126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh, the last of the four Asia fossil fuel independent power production (“IPP”) assets designated as assets held for sale. We have realized total net proceeds of approximately $268 million, net of transaction costs, for the sale of these four IPP assets.
The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of income as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows.
The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$23	$—	$69
Operating expenses, including net gain on disposal of assets held for sale in 2011 (1)	$(2)	$(21)	$(3)	$78
(Loss) income before income tax expense and equity in net income from unconsolidated investments	$(2)	$2	$(3)	$147
Equity in net income from unconsolidated investments	$1	$1	$2	$7
(Loss) income from discontinued operations, net of income tax expense of $1, $1, $1 and $3, respectively	$(2)	$2	$(2)	$151

(1)	During the three and six months ended June 30, 2011, we recorded a net after-tax (loss) gain on disposal of assets held for sale of $(4) million and $132 million, respectively.

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$—	$2
Accounts receivable	—	1
Investments in investees and joint ventures	—	15
Assets held for sale	$—	$18
Accrued expenses and other	$—	$3
Liabilities held for sale	$—	$3

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income from continuing operations	$20	$17	$8	$3
Net income from discontinued operations	(2)	1	(2)	148
Net income attributable to Covanta Holding Corporation	$18	$18	$6	$151

Basic earnings per share:
Weighted average basic common shares outstanding	133	144	133	145
Continuing operations	$0.15	$0.12	$0.06	$0.02
Discontinued operations	(0.01)	0.01	(0.01)	1.02
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04

Diluted earnings per share:
Weighted average basic common shares outstanding	133	144	133	145
Dilutive effect of stock options	—	1	—	1
Dilutive effect of restricted stock	1	—	1	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	134	145	134	146
Continuing operations	$0.15	$0.12	$0.06	$0.02
Discontinued operations	(0.01)	0.01	(0.01)	1.02
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2	2
Restricted stock	—	—	—	—
Restricted stock units	—	—	—	—
Warrants	28	27	28	27

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.57. As of June 30, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended June 30, 2012
Operating revenues	$400	$10	$410
Depreciation and amortization expense	48	1	49
Operating income (loss)	62	(6)	56
Three Months Ended June 30, 2011
Operating revenues	$401	$10	$411
Depreciation and amortization expense	47	—	47
Operating income (loss)	57	(4)	53

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Americas	All Other (1)	Total
Six Months Ended June 30, 2012
Operating revenues	$781	$21	$802
Depreciation and amortization expense	97	2	99
Operating income (loss)	71	(12)	59
Six Months Ended June 30, 2011
Operating revenues	$768	$20	$788
Depreciation and amortization expense	94	—	94
Operating income (loss)	64	(13)	51

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
As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the six months ended June 30, 2012, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements.

Long-Term Debt
Long-term debt is as follows (in millions):

	As of
	June 30, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

1.00% Senior Convertible Debentures due 2027 (1)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(55)	(67)
Cash conversion option derivative at fair value	90	49
3.25% Cash Convertible Senior Notes, net	495	442

Term loan	299	619
Debt discount related to Term loan	(1)	—
Term loan, net	298	619
Total	1,593	1,486
Less: current portion	(3)	(32)
Total long-term debt	$1,590	$1,454

(1)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2012 Credit Facilities
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	June 30, 2012	December 31, 2011
Term loan	$299	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520
The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit.
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

Availability under Revolving Credit Facility
As of June 30, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of June 30, 2012	Outstanding Letters of Credit as of June 30, 2012	Available as of June 30, 2012
Revolving Credit Facility	$900	2017	$—	$280	$620
During the three months ended June 30, 2012, we utilized $15 million of the Revolving Credit Facility which we subsequently repaid prior to the end of the period.
Repayment Terms
As of June 30, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2012	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$1	$3	$3	$3	$3	$3	$3	$280	$299
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
Under certain circumstances, the 2012 Credit Facilities obligate us to apply 25% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Covenants) is at or below 3.00:1.00.

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
Credit Agreement Covenants
The loan documentation under the 2012 Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of June 30, 2012.
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

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 61.4782 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.27 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. The conversion rate for the 3.25% Notes was adjusted to its current level in connection the quarterly cash dividend payable on July 6, 2012 and became effective on June 20, 2012. We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.57 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of June 30, 2012 expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	Remainder of 2012	2013	2014
3.25% Cash Convertible Senior Notes due 2014	$13	$29	$13

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

Equity
During the six months ended June 30, 2012, we granted 778,724 restricted stock awards and 108,164 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.
During the six months ended June 30, 2012, we withheld 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Regular cash dividend
Declared	$20	$11	$41	$22
Per Share	$0.15	$0.075	$0.30	$0.15

During the six months ended June 30, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2012, the amount remaining under our currently authorized share repurchase program was $115 million.
Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three Months Ended March 31, 2012	$30	1.8	$16.45
Three Months Ended June 30, 2012 (1)	$30	1.9	$16.04
Six Months Ended June 30, 2012	$60	3.7	$16.25

(1) Approximately $1 million of common stock repurchased during the three months ended June 30, 2012 was paid in July 2012.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries is as follows (in millions):

	As of
	June 30,
	2012	2011
Noncontrolling interests in subsidiaries, balance as of beginning of period	$5	$33
Elimination due to sale of controlling interests in subsidiaries	—	(19)
Distributions to partners of noncontrolling interests in subsidiaries	—	(3)
Net income	—	4
Noncontrolling interests in subsidiaries, balance as of end of period	$5	$15
NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.
We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 43.0%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was approximately 60.3% and 20.6% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to increases in state taxes in jurisdictions where we do not have sufficient tax attributes to reduce the liability or where we have increased our valuation allowance for losses we may not be able to utilize.
Uncertain tax positions, exclusive of interest and penalties, were $120 million and $119 million as of June 30, 2012 and December 31, 2011, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2012 are potential benefits of $120 million that, if recognized, would impact the effective tax rate. For both the three months ended June 30, 2012 and 2011, we recognized a net tax expense of less than $1 million and for the six months ended June 30, 2012 and 2011, we recognized a net tax benefit of less than $1 million and a net tax expense of less than $1 million, respectively, for interest and penalties on uncertain tax positions. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million for both June 30, 2012 and December 31, 2011. We continue to reflect interest and penalties as part of the tax provision.
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
We have consolidated federal NOLs estimated to be approximately $427 million for federal income tax purposes as of December 31, 2011, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2011, we have state NOL carryforwards of approximately $223 million, which expire between 2012 and 2031, capital loss carryforwards of $4 million expiring between 2012 and 2015, net foreign NOL carryforwards of approximately $2 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $44 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $22 million. For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8. SUPPLEMENTARY INFORMATION
Operating Costs
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $17 million and $20 million for the three months ended June 30, 2012 and 2011, respectively and $39 million and $43 million for the six months ended June 30, 2012 and 2011, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Construction costs	$32	$30	$70	$56
Insurance subsidiary operating expenses (1)	2	4	5	8
Foreign exchange gain	—	(2)	(1)	(2)
Insurance recoveries	(5)	(1)	(5)	(4)
Other	1	(1)	—	—
Total other operating expenses	$30	$30	$69	$58

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.
Stanislaus EfW Facility
On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. We expect the facility will not be able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2012, we received installments of approximately $8 million under applicable insurance policies.  Approximately $2 million of the insurance recoveries offset the write-down of assets for the repair and reconstruction of the turbine, and $5 million was recorded as reductions to plant operating expenses and other operating expenses. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2012 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Six Months Ended June 30, 2012	$18	$(6)
Remainder of 2012	$17	$(6)
2013	32	(12)
2014	29	(13)
2015	26	(8)
2016	22	(8)
Thereafter	289	(23)
Total	$415	$(70)

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Debt discount accretion related to the 3.25% Notes	$7	$5	$13	$11
Debt discount accretion related to the Debentures	—	1	—	1
Fair value changes related to the cash convertible note hedge	(14)	15	(41)	24
Fair value changes related to the cash conversion option derivative	14	(15)	41	(25)
Total non-cash convertible debt related expense	$7	$6	$13	$11
Other (Expense) Income, Net
For the six months ended June 30, 2012, other (expense) income, net included a $3 million foreign currency gain related to intercompany loans. For the six months ended June 30, 2011, other (expense) income, net included a $3 million foreign currency loss related to intercompany loans.
Equity in Net Income From Unconsolidated Investments
China Energy-from-Waste Facilities
We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”).  During the three months ended June 30, 2012, Sanfeng sold its existing 32% interest in the Fuzhou EfW project in China.  Equity in net income from unconsolidated investments includes a $2 million gain for our equity interest in the sale of Sanfeng's interest in the Fuzhou EfW project. In a related transaction, Sanfeng increased its ownership interest in the Tongxing EfW facility in China from 25% to 40%.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. BENEFIT OBLIGATIONS
Pension and Other Benefit Obligations
The components of net periodic benefit costs are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$1	$1	$2	$2
Expected return on plan assets	(1)	(2)	(2)	(3)
Net periodic benefit cost	$—	$(1)	$—	$(1)
Interest costs and the expected return on plan assets for other post-retirement benefits were not material for the three and six months ended June 30, 2012 and 2011.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both of the three months ended June 30, 2012 and 2011, and $8 million and $7 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 10. STOCK-BASED COMPENSATION
During the six months ended June 30, 2012, we awarded certain employees 719,566 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2013, 2014, and 2015.
On May 9, 2012, in accordance with our existing program for annual director compensation, we awarded 59,158 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
During the six months ended June 30, 2012, we awarded certain employees 108,164 shares of restricted stock units (“RSUs”) under the Growth Equity Plan. The Growth Equity Plan provides for the award of RSUs to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced.
Compensation expense related to our stock-based awards totaled $5 million and $4 million for the three months ended June 30, 2012 and 2011, respectively and $10 million and $9 million for the six months ended June 30, 2012 and 2011, respectively. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2012
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$12	2
Restricted Stock Units	$3	2

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2012. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2012:

			Fair Value Measurements at Reporting Date Using
	As of June 30, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$213	$213	$213	$—	$—
Money market funds	7	7	7	—	—
Total cash and cash equivalents:	220	220	220	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5	5	5	—	—
Money market funds	118	118	118	—	—
U.S. Treasury/Agency obligations (1)	16	16	16	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—
Total restricted funds held in trust:	191	191	191	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	4	4	4	—	—
Money market funds (3)	8	8	8	—	—
Residential mortgage-backed securities (3)	1	1	1	—	—
Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	8	8	8	—	—
Residential mortgage-backed securities (4)	6	6	6	—	—
Other government obligations (4)	2	2	2	—	—
Corporate investments (4)	14	14	14	—	—
Equity securities (3)	1	1	1	—	—
Total investments:	33	33	33	—	—
Derivative Asset — Note Hedge	88	88	—	88	—
Derivative Asset — Energy Hedges	4	4	—	4	—
Total assets:	$549	$549	$457	$92	$—
Liabilities:
Derivative Liability — Cash Conversion Option	$90	$90	$—	$90	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes	0	0	—	0	—
Total liabilities:	$90	$90	$—	$90	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	As of June 30, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$247	$247
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,503	$1,631
Project debt	$640	$653

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $16 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	As of December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$225	$225	$225	$—	$—
Money market funds	7	7	7	—	—
Total cash and cash equivalents:	232	232	232	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5	5	5	—	—
Money market funds	119	119	119	—	—
U.S. Treasury/Agency obligations (1)	15	15	15	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—
Total restricted funds held in trust:	191	191	191	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	5	5	5	—	—
Money market funds (3)	7	7	7	—	—
Residential mortgage-backed securities (3)	1	1	1	—	—
Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations(4)	8	8	8	—	—
Residential mortgage-backed securities (4)	7	7	7	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	13	13	13	—	—
Equity securities (3)	1	1	1	—	—
Total investments:	34	34	34	—	—
Derivative Asset — Note Hedge	47	47	—	47	—
Derivative Asset — Energy Hedges	3	3	—	3	—
Total assets:	$520	$520	$470	$50	$—
Liabilities:
Derivative Liability — Cash Conversion Option	$49	$49	$—	$49	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—
Total liabilities:	$49	$49	$—	$49	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	As of December 31, 2011
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$277	$277
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,437	$1,470
Project debt	$680	$693

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $17 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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
As of June 30, 2012 and December 31, 2011, the cost or amortized cost of our investments approximated their fair value in the condensed consolidated balance sheets as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of comprehensive income was not material for the three and six months ended June 30, 2012 and 2011, respectively.
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 20% and 22% of the total fixed maturities as of June 30, 2012 and December 31, 2011, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of June 30, 2012
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$6	$6
Over one year to five years	18	18
Over five years to ten years	6	6
More than ten years	—	—
Total fixed maturities	$30	$30
The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in millions):

	As of June 30, 2012		As of December 31, 2011
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$—	$—
Residential mortgage-backed securities	2	—	4	—
Other government obligations	1	—	1	—
Corporate bonds	3	—	6	—
Total fixed maturities	6	—	11	—
Equity securities	—	—	—	—
Total temporarily impaired investments	$6	$—	$11	$—
The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 0, 3, 1, and 11, respectively. As of June 30, 2012, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income (in millions).

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	June 30, 2012	December 31, 2011
Asset Derivatives:
Note Hedge	Other noncurrent assets	$88	$47
Liability Derivatives:
Cash Conversion Option	Long-term debt	$90	$49
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2012	2011	2012	2011
Note Hedge	Non-cash convertible debt related expense	$14	$(15)	$41	$(24)
Cash Conversion Option	Non-cash convertible debt related expense	(14)	15	(41)	25
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—	$—	$1

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of June 30, 2012, the fair value of the energy derivatives of $4 million, pre-tax, was recorded as a current asset and as a component of AOCI.

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
California Matter. On March 5, 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our facilities in California. It is our understanding that the investigation will focus on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorneys’ investigation. Although the investigation is in the initial stages and therefore the outcome is uncertain, we do not believe that the investigation or any matters arising there from will have a material adverse effect on our condensed consolidated financial position or results of operations.
Other Matters
Other commitments as of June 30, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$280	$9	$271
Surety bonds	346	—	346
Total other commitments — net	$626	$9	$617
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the 2012 Credit Facilities as either additional term loans or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.
The surety bonds listed on the table above relate primarily to performance obligations ($332 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2012 and our results of operations for the three and six months ended June 30, 2012, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011 (“Form 10-K”), to which the reader is directed for additional information.
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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt (“MW”) hours of baseload electricity annually, representing approximately 7% of the nation’s non-hydroelectric renewable power. We also operate a waste management infrastructure that is complementary to our core EfW business.
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
We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. During each of the first and second quarters of 2012, we declared a quarterly cash dividend of $0.15 per share and during the six months ended June 30, 2012, we repurchased 3.7 million shares of our common stock at a weighted average cost of $16.25 per share for an aggregate amount of approximately $60 million. For additional information, see Liquidity and Capital Resources below.
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
Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities have also been materially affected by economic activity in recent years. Metal markets tend to be affected by national and global economic activity. Pricing for recycled metals reached historically high levels in 2008, and declined significantly in 2009 due to the downturn in economic activity. During 2010 through the first quarter of 2012, pricing for recycled metals recovered from the economically deflated rates in 2009. Market pricing for recycled metals has declined during the second quarter of 2012 and July 2012.
At the same time, the declines in United States natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Energy markets tend to be affected by regional and national economic activity and regulations. Natural gas is a commodity with limited storage capacity. As such market prices move based on fundamental supply and demand. The decline in natural gas prices in 2011 and the first half of 2012 was attributed to increased supply related to significant increase in shale gas drilling and reduced demand related to generally mild winter weather conditions and the continued sluggish economy.  Recently, prices have rebounded modestly due to reduction in drilling and higher demand related to hot summer weather.
At certain of our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice until we experience increased energy revenue, or decreased fuel costs or both.

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
Growth and Development
We intend to grow our business through expanding the capabilities of our existing business, and adding new projects through development and/or acquisition, all with the goal of maximizing long-term stockholder return. Our growth opportunities include: organic growth, new energy-from-waste and other renewable energy projects, existing project expansions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing, recovery and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.
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

BUSINESS DEVELOPMENT AND ORGANIC GROWTH
Alexandria/Arlington County Energy-from-Waste Facility
In February 2012, we entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.
Braintree Transfer Station
In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The project is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.
Montgomery County Energy-from-Waste Facility
We extended the service agreement for our Montgomery County EfW facility and Derwood transfer station from 2016 to 2021 on substantially the same terms as in the existing agreement.
Niagara Energy-from-Waste Facility
During the first quarter of 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract combined with new and extended contracts entered in 2011 will increase the steam demand from our customer base and will require us to invest in capital expenditures in 2012 and 2013 to install a new natural gas package boiler and steam line to connect to our new customers.
Springfield Energy-from-Waste Facility
In April 2012, we extended the service fee agreement with the City of Springfield for our Springfield EfW facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also includes an amendment to our contract relating to the ash landfill that is directly adjacent to the facility which will support our plan to build and operate a new metal recovery and recycling facility at the ash landfill.
Stanislaus Energy-from-Waste Facility
In June 2012, we amended and extended our service fee agreement with the City of Modesto and the County of Stanislaus, California. The contract was amended to a tip fee agreement under which the City of Modesto and the County of Stanislaus will continue to supply nearly all the facility's waste through 2027.
Tulsa Energy-from-Waste Facility
In June 2012, we extended a tip fee agreement for our Tulsa EfW facility with the City of Tulsa, Oklahoma from 2012 to 2022. The City of Tulsa will supply approximately one third of the facility's waste.
Organic Growth Investments
During the six months ended June 30, 2012, we invested approximately $11 million in various organic growth initiatives, including by enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.

ASSETS HELD FOR SALE AND DISPOSITIONS
In 2010, we adopted a plan to sell our interests in certain fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. During 2011, we sold the majority of those assets and in April 2012, we completed the sale of our interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh, the last of the four Asia fossil fuel independent power production (“IPP”) assets designated as assets held for sale. We have realized total net proceeds of approximately $268 million, net of transaction costs, for the sale of these four IPP assets.
The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as “Current Assets Held for Sale” and “Current Liabilities Held for Sale.” The results of operations of these businesses are included in the condensed consolidated statements of income as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows.

OTHER
Hartford Energy-from-Waste Facility
On May 31, 2012, our contract with the Connecticut Resource Recovery Authority expired under which we operated only the boilers and turbines for the Hartford EfW facility. The effect of the loss of revenues and related expenses from this contract is not material to our condensed consolidated financial statements.
China Energy-from-Waste Facilities
We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”).  During the three months ended June 30, 2012, Sanfeng sold its existing 32% interest in the Fuzhou EfW project in China.  Equity in net income from unconsolidated investments includes a $2 million gain for our equity interest in the sale of Sanfeng's interest in the Fuzhou EfW project. In a related transaction, Sanfeng increased its ownership interest in the Tongxing EfW facility in China from 25% to 40%.

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

RESULTS OF OPERATIONS — Three and Six Months Ended June 30, 2012 vs. Three and Six Months Ended June 30, 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Six Month
	(Unaudited, in millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$410	$411	$802	$788	$(1)	$14
Total operating expenses	354	358	743	737	(4)	6
Operating income	56	53	59	51	3	8
Other income (expense):
Interest expense	(24)	(17)	(42)	(34)	7	8
Non-cash convertible debt related expense	(7)	(6)	(13)	(11)	1	2
Loss on extinguishment of debt	—	—	(2)	—	—	2
Other (expense) income, net	—	(3)	3	(3)	(3)	(6)
Total other expenses	(31)	(26)	(54)	(48)	5	6
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	25	27	5	3	(2)	2
Income tax expense	(11)	(11)	(3)	(1)	—	2
Equity in net income from unconsolidated investments	5	2	6	2	3	4
Income from continuing operations	19	18	8	4	1	4
(Loss) income from discontinued operations, net of income tax expense of $1, $1, $1 and $3, respectively	(2)	2	(2)	151	(4)	(153)
NET INCOME	17	20	6	155	(3)	(149)
Less: Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	1	(1)	—	(1)	2	1
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(1)	—	(3)	1	3
Total net loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	—	(4)	3	4
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$18	$18	$6	$151	—	(145)

Amounts Attributable to Covanta Holding Corporation stockholders':
Continuing operations	$20	$17	$8	$3	3	5
Discontinued operations, net of tax expense	(2)	1	(2)	148	(3)	(150)
Covanta Holding Corporation	$18	$18	$6	$151	—	(145)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders':
Basic:
Continuing operations	$0.15	$0.12	$0.06	$0.02	0.03	0.04
Discontinued operations	(0.01)	0.01	(0.01)	1.02	(0.02)	(1.03)
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04	0.01	(0.99)
Weighted Average Shares	133	144	133	145	(11)	(12)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Six Month
	(Unaudited, in millions, except per share amounts)
Diluted:
Continuing operations	$0.15	$0.12	$0.06	$0.02	$0.03	$0.04
Discontinued operations	(0.01)	0.01	(0.01)	1.02	(0.02)	(1.03)
Covanta Holding Corporation	$0.14	$0.13	$0.05	$1.04	0.01	(0.99)
Weighted Average Shares	134	145	134	146	(11)	(12)

Cash Dividend Declared Per Share	$0.15	$0.075	$0.30	$0.15	0.075	0.15

Adjusted Earnings Per Share – Non-GAAP: (A)	$0.15	$0.14	$0.06	$0.03	0.01	0.03

(A)	See Supplementary Financial Information — Adjusted Earnings Per Share (Non-GAAP Discussion)
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
Consolidated Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2012 vs. Results for the Three and Six Months Ended June 30, 2011
Operating revenues were relatively flat for the three month comparative period as higher construction revenues, increased revenue from service fee contract escalations, and higher special waste revenues were offset by lower revenues earned explicitly to service project debt, lower electricity and steam sales due to lower pricing, as well as lower production at our biomass facilities. Operating revenues increased by $14 million for the six month comparative period primarily due to higher construction revenues, increased revenue from service fee contract escalations and improved recycled metal revenues due to organic growth initiatives. These increases were partially offset by lower revenues earned explicitly to service project debt, the impact of lower electricity and steam sales due to lower pricing, as well as lower production at our biomass facilities.
Operating expenses decreased by $4 million for the three month comparative period primarily due to organic growth initiatives, including various operational improvements and insurance recoveries, partially offset by normal cost escalations. Operating expenses increased by $6 million for the six month comparative periods primarily due to higher construction expenses, normal cost escalations; and lower alternative fuel tax credits. These increases were partially offset by decreased costs related to organic growth initiatives, including various operational improvements.
Operating income increased by $3 million for the three month comparative period primarily due lower operating expenses. Operating income increased by $8 million for the six month comparative period primarily due to our organic growth initiatives , partially offset by lower energy pricing, lower production at our biomass facilities and lower debt service pass through revenue.
We recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, as a result of the refinancing, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. For additional information, see Liquidity and Capital Resources below.
During the six months ended June 30, 2012, we recognized other income comprised of the net effect of foreign currency gains on intercompany loans of $3 million compared to other expense for the three and six months ended June 30, 2011 comprised of the net effect of foreign currency losses on intercompany loans of $3 million.
Interest expense increased by $7 million and $8 million for the three and six month comparative periods, respectively, primarily due to the issuance of the 6.375% Senior Notes which were issued in March 2012, offset by lower interest expense for the Debentures, the majority of which were tendered during the second half of 2011.
The income tax expense increased for the six month comparative period, which was reflective of the increase in the overall effective tax rate from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 43.0%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 60.3% and 20.6% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to increases in state taxes in jurisdictions where we do not have sufficient tax attributes to reduce the liability or where we have increased our valuation allowance for losses we may not be able to utilize. For additional information, see Item 1. Financial Statements — Note 7. Income Taxes.
For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

Americas Segment Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2012 vs. Results for the Three and Six Months Ended June 30, 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Six Month
	(Unaudited, in millions)
Waste and service revenues (excluding recycled metals revenues)	$262	$258	$499	$492	$4	$7
Recycled metals revenues	18	18	38	35	—	3
Electricity and steam sales	83	91	167	180	(8)	(13)
Other operating revenues	37	34	77	61	3	16
Total operating revenues	400	401	781	768	(1)	13
Plant operating expenses	234	241	494	505	(7)	(11)
Other operating expenses	28	29	65	52	(1)	13
General and administrative expenses	21	19	40	37	2	3
Depreciation and amortization expense	48	47	97	94	1	3
Net interest expense on project debt	7	8	14	16	(1)	(2)
Total operating expenses	338	344	710	704	(6)	6
Operating income	$62	$57	$71	$64	5	7
Operating Revenues
Operating revenues for the Americas segment were relatively flat for the three month comparative period and increased by $13 million for the six month comparative period.

•
Waste and service revenues, excluding recycled metals revenues, increased by $4 million and $7 million for the three and six month comparative periods, respectively, primarily due to increases in service fee contract escalations and higher special waste revenue, offset by lower revenues earned explicitly to service project debt.

•
Recycled metal revenues were flat for the three month comparative period as slightly lower market prices were offset by increased metal recovery and improved contracts. Recycled metals revenues increased by $3 million for the six month comparative period primarily due to organic growth initiatives that increased the quantity of metal recovered at various facilities and higher pricing from the increased quality of metal as a result of the processing facility we acquired in 2011 located on our Dade energy-from-waste facility site.

	For the Quarters Ended
Recycled Metal Revenues (in millions)	2012	2011	2010	2009
March 31,	$20	$17	$13	$5
June 30,	18	18	15	6
September 30,	—	20	13	9
December 31,	—	19	14	9
Total for the Year Ended December 31,	N/A	$74	$55	$29

•	Electricity and steam sales decreased by $8 and $13 million for the three and six month comparative periods, respectively, due to lower pricing, as well as lower production at our biomass facilities.

•	Other operating revenues increased primarily due to higher construction revenue.
Operating Expenses
Plant operating expenses decreased by $7 million and $11 million for three and six month comparative periods, respectively, primarily due to our organic growth initiatives, including various operational improvements, partially offset by normal cost escalations and lower alternative fuel tax credits.
Other operating expenses decreased by $1 million for the three month comparative period primarily due to insurance recoveries offset by higher construction expense. Other operating expenses increased by $13 million for the six month comparative period primarily due to higher construction expense.

Operating Income
Operating income increased by $5 million for the three month comparative period primarily due to lower operating expenses. Operating income increased by $7 million for the six month comparative period primarily due to our organic growth initiatives, partially offset by lower energy pricing, including the impact of the biomass facilities, and lower debt service pass through revenue.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2012 and 2011, respectively, reconciled for each such period to diluted loss per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Diluted Earnings Per Share from Continuing Operations	$0.15	$0.12	$0.06	$0.02
Reconciling Items (A)	—	0.02	—	0.01
Adjusted EPS	$0.15	$0.14	$0.06	$0.03

(A)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2012	2011	2012	2011
Loss on extinguishment of debt (A)	$—	$—	$2	$—
Effect on income of derivative instruments not designated as hedging instruments	—	—	—	(1)
Effect of foreign exchange loss (gain) on indebtedness	—	3	(3)	3
Other	1	—	1	—
Total reconciling items, pre-tax	1	3	—	2
Pro forma income tax impact	(1)	(2)	—	(1)
Grantor trust activity	—	1	—	—
Total reconciling items, net of tax	$—	$2	$—	$1

Diluted Earnings Per Share Impact	$—	$0.02	$—	$0.01
Weighted Average Diluted Shares Outstanding	134	145	134	146

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s 2012 Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations. Under the 2012 Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2012. Failure to comply with such financial covenants could result in a default under the 2012 Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011, respectively, reconciled for each such period to net income from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations — Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$20	$17	$8	$3

Depreciation and amortization expense	49	47	99	94

Debt service:
Net interest expense on project debt	7	8	15	16
Interest expense	24	17	42	34
Non-cash convertible debt related expense	7	6	13	11
Subtotal debt service	38	31	70	61

Income tax expense	11	11	3	1

Loss on extinguishment of debt (A)	—	—	2	—

Net (loss) income attributable to noncontrolling interests in subsidiaries	(1)	1	—	1

Other adjustments:
Debt service billing in excess of revenue recognized	—	7	6	18
Non-cash compensation expense	5	4	10	9
Other non-cash items (B)	3	5	—	7
Subtotal other adjustments	8	16	16	34
Total adjustments	105	106	190	191
Adjusted EBITDA – Continuing Operations	$125	$123	$198	$194

(A)	See Adjusted EPS above.

(B)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.
The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flow provided by operating activities from continuing operations	$40	$63	$144	$156

Debt service	38	31	70	61

Change in working capital	41	29	(22)	(42)
Change in restricted funds held in trust	—	(6)	(2)	9
Non-cash convertible debt related expense	(7)	(6)	(13)	(11)
Equity in net income from unconsolidated investments	5	2	6	2
Dividends from unconsolidated investments	(3)	—	(3)	(4)
Current tax provision	4	4	3	3
Other	7	6	15	20
Sub-total:	47	29	(16)	(23)
Adjusted EBITDA – Continuing Operations	$125	$123	$198	$194
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of June 30, 2012, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $220 million and the available capacity of $620 million of our Revolving Credit Facility. In addition, as of June 30, 2012, we had restricted cash of $191 million, of which $115 million was designated for future payment of project debt principal. Available liquidity as of June 30, 2012 was as follows (in millions).

As of June 30, 2012
Cash	$220
Borrowings available under Revolving Credit Facility	620
Total available liquidity	$840
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
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Regular cash dividend
Declared	$20	$11	$41	$22
Per Share	$0.15	$0.075	$0.30	$0.15

During the six months ended June 30, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2012, the amount remaining under our currently authorized share repurchase program was $115 million.

Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2012	$30	1.8	$16.45
Three months ended June 30, 2012 (1)	$30	1.9	$16.04
Six months ended June 30, 2012	$60	3.7	$16.25
(1) Approximately $1 million of common stock repurchased during the three months ended June 30, 2012 was paid in July 2012.
Sources and Uses of Cash Flow from Continuing Operations for the Six Months Ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Increase (Decrease) 2012 vs 2011
	2012	2011
	(Unaudited, in millions)
Net cash provided by operating activities	$144	$156	$(12)
Net cash used in investing activities	(61)	(89)	(28)
Net cash used in financing activities	(106)	(193)	(87)
Effect of exchange rate changes on cash and cash equivalents	—	1	(1)
Net decrease in cash and cash equivalents	$(23)	$(125)	(102)

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2012 was $144 million, a decrease of $12 million from the prior year period. The decrease was primarily due to the timing of working capital.
Net cash used in investing activities from continuing operations for the three months ended June 30, 2012 was $61 million, a decrease of $28 million from the prior year period. The decrease was primarily comprised of lower outflows for the acquisition of businesses and land use rights.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2012 was $106 million, a net change of $87 million from the prior period. The net change was primarily driven by lower principal payments on project debt and lower common stock repurchases, partially offset by higher cash dividends paid to stockholders and the debt refinancing as outlined below (in millions):

Offering - 6.375% Senior Notes due 2022	$400
New Term Loan due 2019 (A)	300
Offering Costs (B)	(26)
Net Proceeds	674
Redemption of Term Loan due 2014	(619)
Net proceeds available for corporate purposes	$55

(A)	Excludes debt discount related to Term loan of $1 million.

(B)	Represents estimated offering costs. $24 million was paid as of June 30, 2012.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2012 and 2011, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flow provided by operating activities of continuing operations	$40	$63	$144	$156
Less: Maintenance capital expenditures (A)	(24)	(20)	(52)	(47)
Continuing Operations Free Cash Flow	$16	$43	$92	$109

Weighted Average Diluted Shares Outstanding	134	145	134	146

Uses of Continuing Operations Free Cash Flow
Investments:
Non-maintenance capital expenditures	$(10)	$(10)	$(14)	$(21)
Acquisition of businesses, net of cash acquired	—	(10)	—	(10)
Acquisition of land use rights	—	(8)	(1)	(8)
Other investment activities, net (B)	5	(7)	6	(3)
Total investments	$(5)	$(35)	$(9)	$(42)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(21)	$(11)	$(31)	$(11)
Common stock repurchased	(29)	(69)	(59)	(123)
Total return of capital to stockholders	$(50)	$(80)	$(90)	$(134)

Capital raising activities:
Net proceeds from issuance of corporate debt (C)	$(1)	$—	$675	$—
Net proceeds from issuance of project debt	—	6	—	8
Other financing activities, net	2	—	1	(2)
Net proceeds from capital raising activities	$1	$6	$676	$6

Debt repayments:
Net cash used for scheduled principal payments on project debt (D)	$(15)	$(23)	$(40)	$(53)
Net cash used for scheduled principal payments on long-term debt (F)	(1)	(1)	(24)	(3)
Optional repayment of corporate debt (E)(F)	—	—	(621)	(6)
Total debt repayments	$(16)	$(24)	$(685)	$(62)

Short-term borrowing activities - Financing of insurance premiums, net	$(4)	$—	$(7)	$—

Distribution to partners of noncontrolling interests in subsidiaries	$—	$(1)	$—	$(3)

Effect of exchange rate changes on cash and cash equivalents	$—	$(1)	$—	$1
Net change in cash and cash equivalents from continuing operations	$(58)	$(92)	$(23)	$(125)

(A)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Maintenance capital expenditures	$(24)	$(20)	$(52)	$(47)
Capital expenditures associated with construction	—	(6)	—	(9)
Capital expenditures associated with technology development and organic growth initiatives	(7)	(3)	(11)	(5)
Capital expenditures – other	(3)	(1)	(3)	(7)
Total purchases of property, plant and equipment	$(34)	$(30)	$(66)	$(68)
(B) Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.
(C) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from borrowings on long-term debt	$—	$—	$699	$—
Less: Financing costs related to issuance of long-term debt	(1)	—	(24)	—
Net proceeds from issuance of corporate debt	$(1)	$—	$675	$—
(D) Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total principal payments on project debt	$(2)	$(3)	$(39)	$(77)
(Increase) decrease in related restricted funds held in trust	(13)	(20)	(1)	24
Net cash used for principal payments on project debt	$(15)	$(23)	$(40)	$(53)
(E) Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Redemption of Term Loan due 2014	$—	$—	$(619)	$—
Redemption of Convertible Debentures (F)	—	—	(2)	(6)
Total optional repayment of corporate debt	$—	$—	$(621)	$(6)

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

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2012, we had unrestricted cash and cash equivalents of $220 million (of which approximately $199 million and $9 million was held by our international and insurance subsidiaries, respectively, which are not generally available for near-term liquidity in our domestic operations). A substantial majority of our cash held outside the United States is denominated in US dollars.

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
As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the six months ended June 30, 2012, which was comprised of the write-down of deferred financing costs in connection with previously existing financing arrangements.
Long-Term Debt
Long-term debt is as follows (in millions):

	As of
	June 30, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

1.00% Senior Convertible Debentures due 2027 (A)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(55)	(67)
Cash conversion option derivative at fair value	90	49
3.25% Cash Convertible Senior Notes, net	495	442

Term loan	299	619
Debt discount related to Term loan	(1)	—
Term loan, net	298	619
Total	1,593	1,486
Less: current portion	(3)	(32)
Total long-term debt	$1,590	$1,454

(A)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.
2012 Credit Facilities
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	June 30, 2012	December 31, 2011
Term loan	$299	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520

The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, it provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period), and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit.
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
Availability under Revolving Credit Facility
As of June 30, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of June 30, 2012	Outstanding Letters of Credit as of June 30, 2012	Available as of June 30, 2012
Revolving Credit Facility	$900	2017	$—	$280	$620
During the three months ended June 30, 2012, we utilized $15 million of the Revolving Credit Facility which we subsequently repaid prior to the end of the period.

Repayment Terms
As of June 30, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2012	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$1	$3	$3	$3	$3	$3	$3	$280	$299

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
Under certain circumstances, the 2012 Credit Facilities obligate us to apply 25% of our excess Cash flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the events the Leverage Ratio (as defined below under Credit Agreement Financial Covenants) is at or below 3.00:1.00.

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
Credit Agreement Financial Covenants
The loan documentation under the 2012 Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Changes in Capitalization. As of June 30, 2012, we were in compliance with the covenants under the 2012 Credit Facilities.
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
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 61.4782 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $16.27 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. The conversion rate for the 3.25% Notes was adjusted to its current level in connection the quarterly cash dividend payable on July 6, 2012 and became effective on June 20, 2012. We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.57 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
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

Project Debt
Americas Project Debt
Financing for the construction of our energy-from-waste projects was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of June 30, 2012 aggregated to $209 million.
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

Restricted fund balances are as follows (in millions):

	As of
	June 30, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$58	$57	$56	$57
Debt service funds - interest	7	—	8	—
Total debt service funds	65	57	64	57
Revenue funds	32	—	16	—
Other funds	4	33	21	33
Total	$101	$90	$101	$90
Of the $191 million in total restricted funds as of June 30, 2012, approximately $115 million was designated for future payment of project debt principal.
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
The following table updates our gross contractual obligations disclosed in our Form 10-K for the year ended December 31, 2011 for long-term debt, project debt and interest payments only (in millions; references to Notes in the table are references to the Notes in Item 1. Financial Statements):

	Total	Payments Due by Period
		Remainder of 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Project debt	$633	$104	$249	$137	$143
Term Loan (Note 6) (A)	299	1	6	6	286
7.25% Senior Notes (Note 6) (B)	400	—	—	—	400
6.375% Senior Notes (Note 6) (C)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (Note 6) (D)	460	—	460	—	—
Total debt obligations (E)	2,192	105	715	143	1,229
Less: Non-recourse debt (F)	(633)	(104)	(249)	(137)	(143)
Total recourse debt	$1,559	$1	$466	$6	$1,086
Interest payments (G)	$792	$67	$219	$175	$331
Less: Non-recourse interest payments	(120)	(18)	(47)	(23)	(32)
Total recourse interest payments	$672	$49	$172	$152	$299

(A)
During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities, which consisted of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $619 million term loan, by entering into $1.2 billion in new senior secured credit facilities, comprised of a $900 million revolving credit facility due 2017 and a $300 million term loan due 2019, and by issuing $400 million aggregate principal amount of 6.375% senior notes due 2022.

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

(D)
Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on a conversion rate of 61.4782 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represents a conversion price of $16.27 per share). See Item 1. Financial Statements – Note 6. Long-Term Debt.

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

Other Commitments
Other commitments as of June 30, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$280	$9	$271
Surety bonds	346	—	346
Total other commitments — net	$626	$9	$617
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the 2012 Credit Facilities as either additional term loans or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.
The surety bonds listed on the table above relate primarily to performance obligations ($332 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
Stanislaus EfW Facility
On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. We expect the facility will not be able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2012, we received installments of approximately $8 million under applicable insurance policies.  Approximately $2 million of the insurance recoveries offset the write-down of assets for the repair and reconstruction of the turbine, and $5 million was recorded as reductions to plant operating expenses and other operating expenses. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.
Harrisburg EfW Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing as prohibited under state law until at least July 1, 2012 (which date the legislature has since extended to November 30, 2012), and the City appealed the dismissal. The City’s appeal was denied in February 2012. In June 2012, the Lancaster County Solid Waste Management Authority was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. We intend to continue to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2012 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
There have been no material changes during the six months ended June 30, 2012 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of June 30, 2012, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.
The following table provides information as of June 30, 2012 with respect to shares of common stock we repurchased during the second quarter of fiscal 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
April 1 - April 30	0.5	$15.97	0.5	$137
May 1 - May 31	0.9	$15.92	0.9	$123
June 1 - June 30	0.5	$16.32	0.5	$115
Total:	1.9	$16.04	1.9

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
During the six months ended June 30, 2012, we withheld 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document*
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase*
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL information is furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ SANJIV KHATTRI
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

By:	/S/ THOMAS E. BUCKS
Thomas E. Bucks
Senior Vice President and Chief Accounting Officer
Date: July 19, 2012