Form 10-Q
period 2012-09-30
COVANTA HOLDING CORP
filed 2012-10-18
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
The number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 11, 2012
Common Stock, $0.10 par value	131,654,926 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$264	$273	$802	$800
Electricity and steam sales	115	109	297	301
Other operating revenues	33	50	115	119
Total operating revenues	412	432	1,214	1,220
OPERATING EXPENSES:
Plant operating expenses	225	221	735	740
Other operating expenses	31	44	100	102
General and administrative expenses	24	24	74	74
Depreciation and amortization expense	46	48	145	142
Net interest expense on project debt	7	8	22	24
Net write-offs	(2)	—	(2)	—
Total operating expenses	331	345	1,074	1,082
Operating income	81	87	140	138
Other income (expense):
Interest income	—	1	—	1
Interest expense	(25)	(16)	(67)	(50)
Non-cash convertible debt related expense	(6)	(9)	(19)	(20)
Loss on extinguishment of debt	—	(1)	(2)	(1)
Other (expense) income, net	—	(10)	3	(13)
Total other expenses	(31)	(35)	(85)	(83)
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	50	52	55	55
Income tax expense	(27)	(2)	(30)	(3)
Equity in net income from unconsolidated investments	4	1	10	3
Income from continuing operations	27	51	35	55
(Loss) income from discontinued operations, net of income tax expense of $0, $0, $1 and $3, respectively	—	(7)	(2)	144
NET INCOME	27	44	33	199
Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(1)	(2)	(1)	(3)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	—	—	(3)
Total net income attributable to noncontrolling interests in subsidiaries	(1)	(2)	(1)	(6)
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$26	$42	$32	$193

Amounts Attributable to Covanta Holding Corporation stockholders':
Continuing operations	$26	$49	$34	$52
Discontinued operations	—	(7)	(2)	141
Net Income Attributable to Covanta Holding Corporation	$26	$42	$32	$193

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In millions, except per share amounts)
Earnings Per Share Attributable to Covanta Holding Corporation stockholders’:
Basic
Continuing operations	$0.20	$0.35	$0.25	$0.37
Discontinued operations	—	(0.05)	(0.01)	0.98
Covanta Holding Corporation	$0.20	$0.30	$0.24	$1.35
Weighted Average Shares	131	139	133	143
Diluted
Continuing operations	$0.19	$0.35	$0.25	$0.36
Discontinued operations	—	(0.05)	(0.01)	0.98
Covanta Holding Corporation	$0.19	$0.30	$0.24	$1.34
Weighted Average Shares	132	140	134	144

Cash Dividend Declared Per Share:	$0.15	$0.075	$0.45	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited) (In millions)
Net income	$27	$44	$33	$199
Foreign currency translation	2	(19)	(2)	(11)
Adjustment for pension plan termination settlement, net of tax, for insurance subsidiaries	1	—	1	—
Net unrealized loss on derivative instruments, net of tax	(3)	—	(2)	—
Net unrealized gain on available for sale securities, net of tax	1	—	1	—
Other comprehensive (loss) income attributable to Covanta Holding Corporation	1	(19)	(2)	(11)
Comprehensive income	28	25	31	188
Less:
Net income attributable to noncontrolling interests in subsidiaries	(1)	(2)	(1)	(6)
Foreign currency translation attributable to noncontrolling interests in subsidiaries	—	1	—	1
Comprehensive income attributable to noncontrolling interests in subsidiaries	(1)	(1)	(1)	(5)
Comprehensive income attributable to Covanta Holding Corporation	$27	$24	$30	$183

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$262	$232
Restricted funds held in trust	120	101
Receivables (less allowances of $5 and $5, respectively)	262	260
Unbilled service receivables	18	20
Deferred income taxes	25	28
Prepaid expenses and other current assets	103	105
Assets held for sale	—	18
Total Current Assets	790	764
Property, plant and equipment, net	2,372	2,423
Investments in fixed maturities at market (cost: $36 and $31, respectively)	38	31
Restricted funds held in trust	90	90
Unbilled service receivables	19	25
Waste, service and energy contracts, net	408	434
Other intangible assets, net	74	78
Goodwill	232	232
Investments in investees and joint ventures	45	43
Other assets	328	265
Total Assets	$4,396	$4,385
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$3	$32
Current portion of project debt	140	147
Accounts payable	32	25
Deferred revenue	76	61
Accrued expenses and other current liabilities	233	211
Liabilities held for sale	—	3
Total Current Liabilities	484	479
Long-term debt	1,607	1,454
Project debt	493	533
Deferred income taxes	651	633
Waste and service contracts	38	76
Other liabilities	140	122
Total Liabilities	3,413	3,297
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 158 shares; outstanding 132 and 136 shares)	16	16
Additional paid-in capital	803	824
Accumulated other comprehensive (loss) income	(1)	1
Accumulated earnings	162	244
Treasury stock, at par	(3)	(2)
Total Covanta Holding Corporation stockholders equity	977	1,083
Noncontrolling interests in subsidiaries	6	5
Total Equity	983	1,088
Total Liabilities and Equity	$4,396	$4,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited) (In millions)
OPERATING ACTIVITIES:
Net income	$33	$199
Less: (Loss) income from discontinued operations, net of tax expense	(2)	144
Income from continuing operations	35	55
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	145	142
Amortization of long-term debt deferred financing costs	5	4
Amortization of debt premium and discount	(3)	(4)
Loss on extinguishment of debt	2	1
Non-cash convertible debt related expense	19	20
Stock-based compensation expense	13	13
Equity in net income from unconsolidated investments	(10)	(3)
Dividends from unconsolidated investments	7	5
Deferred income taxes	23	23
Other, net	(10)	(3)
Reversal of uncertain tax positions related to pre-emergence tax matters	—	(24)
Change in restricted funds-other related to contractual liability to pre-petition creditors	—	5
Change in restricted funds held in trust	(10)	(35)
Change in working capital, net of effects of acquisitions	52	77
Total adjustments for continuing operations	233	221
Net cash provided by operating activities from continuing operations	268	276
Net cash used in operating activities from discontinued operations	—	1
Net cash provided by operating activities	268	277
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	2	10
Purchase of investment securities	(10)	(9)
Purchase of property, plant and equipment	(94)	(91)
Acquisition of businesses, net of cash acquired	—	(10)
Acquisition of land use rights	(1)	(8)
Other, net	5	(7)
Net cash used in investing activities from continuing operations	(98)	(115)
Net cash provided by investing activities from discontinued operations	11	227
Net cash (used in) provided by investing activities	(87)	112
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	699	—
Payment of deferred financing costs	(26)	—
Principal payments on long-term debt	(621)	(5)
Principal payments on project debt	(46)	(83)
Convertible debenture repurchases	(25)	(32)
Payments of borrowings on revolving credit facility	(63)	—
Proceeds from borrowings on revolving credit facility	83	—
Proceeds from borrowings on project debt	—	15
Change in restricted funds held in trust	(11)	7
Cash dividends paid to stockholders	(51)	(22)
Common stock repurchased	(83)	(203)
Financing of insurance premiums, net	(10)	—
Distributions to partners of noncontrolling interests in subsidiaries	(1)	(5)
Other, net	3	(3)
Net cash used in financing activities from continuing operations	(152)	(331)
Net cash (used in) provided by financing activities from discontinued operations	(2)	8
Net cash used in financing activities	(154)	(323)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net increase in cash and cash equivalents	28	62
Cash and cash equivalents at beginning of period	234	141
Cash and cash equivalents at end of period	262	203
Less: Cash and cash equivalents of discontinued operations at end of period	—	8
Cash and cash equivalents of continuing operations at end of period	$262	$195

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In July 2012, the FASB issued an accounting standards update to simplify the testing of indefinite-lived intangible assets for impairment. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We are required to adopt this standard for the fourth quarter of 2012. We do not expect this accounting standard to have an impact on our condensed consolidated financial statements.

NOTE 3. BUSINESS DEVELOPMENT, ASSETS HELD FOR SALE AND DISPOSITIONS
Business Development, Long-term Contracts and Organic Growth
Alexandria/Arlington County Energy-from-Waste Facility
In February 2012, we entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. This contract represents approximately 15% of the capacity at our Alexandria EfW facility. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.
Braintree Transfer Station
In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The project is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.
Essex Energy-from-Waste Facility
In the third quarter 2012, our wholly-owned subsidiary Covanta Essex Company, the Port Authority of New York and New Jersey (“Port Authority”) and the New York City Department of Sanitation (“DSNY”) entered into a series of significant agreements relating to our Essex, New Jersey energy-from-waste facility. Among these, we entered into supplements to the service agreement and lease with the Port Authority, which will go into effect on January 1, 2013, and which convert the service agreement into a tip fee arrangement through 2032 and extend the lease (with renewal options) through 2052. DSNY will continue to utilize about half of the facility's disposal capacity under a new 20 year contract with the Port Authority.
We are planning significant operational improvements, at a cost estimated to be between approximately $75 to $100 million, for the Essex EfW facility, including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals. We are working closely with the New Jersey Department of Environmental Protection on all necessary permits and will install the state-of-the-art particulate emissions control system, called a baghouse, on each of the Essex facility's three combustion units. Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.
Long Island, New York Energy Agreements
In the third quarter 2012, we entered into power purchase agreements with the Long Island Power Authority ("LIPA") for the sale of electric power from our Hempstead, Huntington, and Babylon energy-from-waste facilities, and the client community entered into a power purchase agreement with LIPA for the sale of electric power from the MacArthur energy-from-waste facility.  The agreements are retroactive to April 1, 2012 and have an initial term of five years with two, five-year renewal terms at seller's option.  At Hempstead, revenue under the LIPA agreement is for our account. At Huntington and Babylon, which each have service fee (owned) structures, most of the revenue from their respective LIPA agreements will be retained by the client communities for the duration of their respective service agreements, both expiring in 2019. At MacArthur, a publicly-owned facility at which we have a service fee (operated) structure, most of the revenue under the LIPA agreement will be retained by the client community indefinitely.
Montgomery County Energy-from-Waste Facility
In the first quarter 2012, we extended the service agreement to operate the Montgomery County EfW facility and Derwood transfer station, both publicly owned, from 2016 to 2021 on substantially the same terms as in the existing agreement.
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
Organic Growth Investments
During the nine months ended September 30, 2012, we invested approximately $18 million in various organic growth initiatives, including enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.
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
The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$15	$—	$84
Operating expenses, including net gain on disposal of assets held for sale in 2011 (1)	$—	$(23)	$(3)	$55
(Loss) income before income tax expense and equity in net income from unconsolidated investments	$—	$(8)	$(3)	$140
Equity in net income from unconsolidated investments	$—	$1	$2	$7
(Loss) income from discontinued operations, net of income tax expense of $0, $0, $1 and $3, respectively	$—	$(7)	$(2)	$144

(1)	During the three and nine months ended September 30, 2011, we recorded a net after-tax (loss) gain on disposal of assets held for sale of $(11) million and $121 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

 The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$—	$2
Accounts receivable	—	1
Investments in investees and joint ventures	—	15
Assets held for sale	$—	$18
Accrued expenses and other	$—	$3
Liabilities held for sale	$—	$3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income from continuing operations	26	49	34	52
Net (loss) income from discontinued operations	—	(7)	(2)	141
Net income attributable to Covanta Holding Corporation	26	42	32	193

Basic earnings per share:
Weighted average basic common shares outstanding	131	139	133	143
Continuing operations	$0.20	$0.35	$0.25	$0.37
Discontinued operations	—	(0.05)	(0.01)	0.98
Covanta Holding Corporation	$0.20	$0.30	$0.24	$1.35

Diluted earnings per share:
Weighted average basic common shares outstanding	131	139	133	143
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	1	1
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	132	140	134	144
Continuing operations	$0.19	$0.35	$0.25	$0.36
Discontinued operations	—	(0.05)	(0.01)	0.98
Covanta Holding Corporation	$0.19	$0.30	$0.24	$1.34

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2	2
Restricted stock	—	—	—	—
Restricted stock units	—	—	—	—
Warrants	28	27	28	27

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.57. As of September 30, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended September 30, 2012
Operating revenues	$402	$10	$412
Depreciation and amortization expense	46	—	46
Operating income (loss)	105	(24)	81
Three Months Ended September 30, 2011
Operating revenues	$421	$11	$432
Depreciation and amortization expense	48	—	48
Operating income (loss)	93	(6)	87

	Americas	All Other (1)	Total
Nine Months Ended September 30, 2012
Operating revenues	$1,183	$31	$1,214
Depreciation and amortization expense	143	2	145
Operating income (loss)	176	(36)	140
Nine Months Ended September 30, 2011
Operating revenues	$1,188	$32	$1,220
Depreciation and amortization expense	141	1	142
Operating income (loss)	157	(19)	138

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our remaining international assets. See Note 8. Supplementary Information for additional information.

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
As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the nine months ended September 30, 2012, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements.
See Note 14. Subsequent Event for information regarding refinancing of several series of existing tax-exempt project bonds.

Long-Term Debt
Long-term debt is as follows (in millions):

	As of
	September 30, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

1.00% Senior Convertible Debentures due 2027 (1)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(48)	(67)
Cash conversion option derivative at fair value	81	49
3.25% Cash Convertible Senior Notes, net	493	442

Term loan	298	619
Debt discount related to Term loan	(1)	—
Term loan, net	297	619

Revolving credit facility	20	—

Total	1,610	1,486
Less: current portion	(3)	(32)
Total long-term debt	$1,607	$1,454

(1)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.
2012 Credit Facilities
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	September 30, 2012	December 31, 2011
Term loan	$298	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520
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

Availability under Revolving Credit Facility
As of September 30, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of September 30, 2012	Outstanding Letters of Credit as of September 30, 2012	Available as of September 30, 2012
Revolving Credit Facility	$900	2017	$20	$283	$597
During the nine months ended September 30, 2012, we utilized $83 million of the Revolving Credit Facility, of which we subsequently repaid $63 million prior to the end of the period.
Repayment Terms
As of September 30, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2012	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$—	$3	$3	$3	$3	$3	$3	$280	$298
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
Credit Agreement Covenants
The loan documentation under the 2012 Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of September 30, 2012.

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
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The following table details the amount of the accretion of debt discount as of September 30, 2012 expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	For the Years Ended
	Remainder of 2012	2013	2014
3.25% Cash Convertible Senior Notes due 2014	$6	$29	$13
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
Equity
During the nine months ended September 30, 2012, we granted 778,724 restricted stock awards and 108,164 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.
During the nine months ended September 30, 2012, we withheld 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Regular cash dividend
Declared	$20	$10	$61	$32
Per Share	$0.15	$0.075	$0.45	$0.225

During the nine months ended September 30, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2012, the amount remaining under our currently authorized share repurchase program was $90 million.
Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three Months Ended March 31, 2012	$30	1.8	$16.45
Three Months Ended June 30, 2012	30	1.9	$16.04
Three Months Ended September 30, 2012 (1)	25	1.5	$17.22
Nine Months Ended September 30, 2012	$85	5.2	$16.57
 (1) Approximately $2 million of common stock repurchased during the three months ended September 30, 2012 was paid in October 2012.
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries is as follows (in millions):

	As of
	September 30,
	2012	2011
Noncontrolling interests in subsidiaries, balance as of beginning of period	$5	$33
Elimination due to sale of controlling interests in subsidiaries	—	(18)
Distributions to partners of noncontrolling interests in subsidiaries	—	(5)
Net income	1	6
Accumulated other comprehensive income	—	(1)
Noncontrolling interests in subsidiaries, balance as of end of period	$6	$15

NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.
We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 49.4%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was approximately 54.8% and 6.0% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to the impact in 2012 of a write-off of capitalized development costs related to a project which we ceased to pursue in the United Kingdom (See Note 8. Supplementary Information - Net Write-offs) and in 2011 from the reversal of uncertain tax positions at September 30, 2011, as discussed below.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

For the three months ended September 30, 2011, the income tax provision included a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. Since March 2004, we had held $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our condensed consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the three months ended September 30, 2011 and $5 million was released to us.
Uncertain tax positions, exclusive of interest and penalties, were $120 million and $119 million as of September 30, 2012 and December 31, 2011, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2012 are potential benefits of $120 million that, if recognized, would impact the effective tax rate. For the three months ended September 30, 2012 and 2011, we recognized a net tax expense for uncertain tax positions of less than $1 million and a net tax benefit of $22 million, respectively, including interest and penalties. For the nine months ended September 30, 2012 and 2011, we recognized a net tax expense for uncertain tax positions of less than $1 million and a net tax benefit of $22 million, respectively, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million for both September 30, 2012 and December 31, 2011. We continue to reflect tax related interest and penalties as part of the tax provision.
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
Our NOLs predominantly arose from our predecessor insurance entities, formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980's. The amount of NOLs available to us will be reduced by any taxable income or increased by any taxable losses generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.
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
We had consolidated federal NOLs estimated to be approximately $445 million for federal income tax purposes as of December 31, 2011, based on the income tax returns filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2030, if not used. In addition to the consolidated federal NOLs, as of December 31, 2011, we had state NOL carryforwards of approximately $223 million, which expire between 2012 and 2031, net foreign NOL carryforwards of approximately $2 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $44 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $22 million. For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8. SUPPLEMENTARY INFORMATION
Operating Costs
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $15 million and $19 million for the three months ended September 30, 2012 and 2011, respectively and $54 million and $62 million for the nine months ended September 30, 2012 and 2011, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Construction costs	$25	$44	$95	$100
Insurance subsidiary operating expenses (1)	8	4	13	12
Foreign exchange gain	—	(1)	(1)	(3)
Insurance recoveries	—	—	(5)	(4)
Other	(2)	(3)	(2)	(3)
Total other operating expenses	$31	$44	$100	$102

(1)
Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs. During the three months ended September 30, 2012, we transitioned our remaining insurance business to run-off and recorded losses and reserve increases of $7 million primarily relating to adverse loss development.

Stanislaus Energy-from-Waste Facility
On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. The facility has not been able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2012, we received installments of approximately $8 million under applicable insurance policies.  Approximately $2 million of the insurance recoveries offset the write-down of assets for the repair and reconstruction of the turbine, and $5 million was recorded as reductions to plant operating expenses and other operating expenses. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2012 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense) (1)
Nine Months Ended September 30, 2012	$27	$(9)
Remainder of 2012	$9	$(3)
2013	32	(10)
2014	29	(10)
2015	26	(6)
2016	22	(5)
Thereafter	290	(4)
Total	$408	$(38)
(1) See Net write-offs discussion below.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net write-offs
The components of net write-offs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas segment:
Write-off of intangible liability (1)	$(29)	$—	$(29)	$—
Write-off of renewable fuels project (2)	16	—	16	—
Other:
Development costs (3)	11	—	11	—
Total net write-offs	$(2)	$—	$(2)	$—

(1)
During the three months ended September 30, 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Note 3. Business Development, Assets Held for Sale and Dispositions.

(2)
During the three months ended September 30, 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(3)
During the three months ended September 30, 2012, we recorded a non-cash write-off of $11 million of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom.

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Debt discount accretion related to the 3.25% Notes	$7	$6	$20	$17
Debt discount accretion related to the Debentures	—	1	—	3
Fair value changes related to the cash convertible note hedge	8	19	(33)	43
Fair value changes related to the cash conversion option derivative	(9)	(17)	32	(43)
Total non-cash convertible debt related expense	$6	$9	$19	$20
Other (Expense) Income, Net
For the nine months ended September 30, 2012, other (expense) income, net included a $3 million foreign currency gain related to intercompany loans. For the nine months ended September 30, 2011, other (expense) income, net included a $15 million expense for a liability to pre-petition claimants and a $1 million foreign currency gain related to intercompany loans. See Note 7. Income Taxes for additional information related to the liability to pre-petition claimants.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. BENEFIT OBLIGATIONS
Pension and Other Benefit Obligations
The components of net periodic benefit costs are as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(4)
Net periodic benefit cost	$—	$—	$—	$(1)
Interest costs and the expected return on plan assets for other post-retirement benefits were not material for the three and nine months ended September 30, 2012 and 2011.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for each of the three months ended September 30, 2012 and 2011, and $12 million and $11 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 10. STOCK-BASED COMPENSATION
During the nine months ended September 30, 2012, we awarded certain employees 719,566 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2013, 2014, and 2015.
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
During the nine months ended September 30, 2012, we awarded certain employees 108,164 shares of restricted stock units (“RSUs”) under the Growth Equity Plan. The Growth Equity Plan provides for the award of RSUs to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced.
Compensation expense related to our stock-based awards totaled $3 million and $4 million for the three months ended September 30, 2012 and 2011, respectively and $13 million for both the nine months ended September 30, 2012 and 2011. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2012
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$10	2
Restricted Stock Units	$3	2

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2012. Such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2012:

			Fair Value Measurements at Reporting Date Using
	As of September 30, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$256	$256	$256	$—	$—
Money market funds	6	6	6	—	—
Total cash and cash equivalents:	262	262	262	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	4	4	4	—	—
Money market funds	149	149	149	—	—
U.S. Treasury/Agency obligations (1)	15	15	15	—	—
State and municipal obligations	11	11	11	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	31	31	31	—	—
Total restricted funds held in trust:	210	210	210	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	5	5	5	—	—
Money market funds (3)	8	8	8	—	—
Residential mortgage-backed securities (3)	1	1	1	—	—
Total restricted funds other:	14	14	14	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (4)	9	9	9	—	—
Residential mortgage-backed securities (4)	11	11	11	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	15	15	15	—	—
Equity securities (3)	4	4	4	—	—
Total investments:	44	44	44	—	—
Derivative Asset — Note Hedge	80	80	—	80	—
Total assets:	$610	$610	$530	$80	$—
Liabilities:
Derivative Liability — Cash Conversion Option	$81	$81	$—	$81	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes	0	0	—	0	—
Derivative Liability — Energy Hedges	1	1	—	1	—
Total liabilities:	$82	$82	$—	$82	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	As of September 30, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$278	$278
Liabilities:
Long-term debt	$1,610	$1,679
Project debt	$633	$645

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $16 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	As of December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Carrying Amount	Estimated Fair Value
			(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$225	$225	$225	$—	$—
Money market funds	7	7	7	—	—
Total cash and cash equivalents:	232	232	232	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	5	5	5	—	—
Money market funds	119	119	119	—	—
U.S. Treasury/Agency obligations (1)	15	15	15	—	—
State and municipal obligations	7	7	7	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	45	45	45	—	—
Total restricted funds held in trust:	191	191	191	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	5	5	5	—	—
Money market funds (3)	7	7	7	—	—
Residential mortgage-backed securities (3)	1	1	1	—	—
Total restricted funds other:	13	13	13	—	—
Investments:
Mutual and bond funds (2)	2	2	2	—	—
Investments available for sale:
U.S. Treasury/Agency obligations(4)	8	8	8	—	—
Residential mortgage-backed securities (4)	7	7	7	—	—
Other government obligations (4)	3	3	3	—	—
Corporate investments (4)	13	13	13	—	—
Equity securities (3)	1	1	1	—	—
Total investments:	34	34	34	—	—
Derivative Asset — Note Hedge	47	47	—	47	—
Derivative Asset — Energy Hedges	3	3	—	3	—
Total assets:	$520	$520	$470	$50	$—
Liabilities:
Derivative Liability — Cash Conversion Option	$49	$49	$—	$49	$—
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	0	0	—	0	—
Total liabilities:	$49	$49	$—	$49	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	As of December 31, 2011
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$277	$277
Liabilities:
Long-term debt	$1,486	$1,470
Project debt	$680	$693

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $17 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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
As of September 30, 2012 and December 31, 2011, the cost or amortized cost of our investments approximated their fair value in the condensed consolidated balance sheets as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of comprehensive income was not material for the three and nine months ended September 30, 2012 and 2011, respectively.
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 30% and 22% of the total fixed maturities as of September 30, 2012 and December 31, 2011, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of September 30, 2012
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$6	$6
Over one year to five years	17	18
Over five years to ten years	13	13
More than ten years	—	1
Total fixed maturities	$36	$38
The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in millions):

	As of September 30, 2012		As of December 31, 2011
Description of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$—	$—
Residential mortgage-backed securities	8	—	4	—
Other government obligations	—	—	1	—
Corporate bonds	1	—	6	—
Total fixed maturities	9	—	11	—
Equity securities	1	—	—	—
Total temporarily impaired investments	$10	$—	$11	$—
The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 0, 11, 1, and 3, respectively. As of September 30, 2012, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income (in millions).

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
Asset Derivatives:
Note Hedge	Other noncurrent assets	$80	$47
Liability Derivatives:
Cash Conversion Option	Long-term debt	$81	$49
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2012	2011	2012	2011
Note Hedge	Non-cash convertible debt related expense	$(8)	$(19)	$33	$(43)
Cash Conversion Option	Non-cash convertible debt related expense	9	17	(32)	43
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$1	$(2)	$1	$—

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of September 30, 2012, the fair value of the energy derivatives of $1 million, pre-tax, was recorded as a current liability and as a component of AOCI.

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
We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, we may be exposed to joint and several liabilities for remedial action or damages. Our liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, the contractual arrangement with the purchaser of such operations.

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County ("Superior Court") against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. On September 21, 2012, the Superior Court entered an order staying the litigation for 90 days to allow third party defendants, including Essex, to pursue settlement discussions with NJDEP. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.
California Matter. On March 5, 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. It is our understanding that the investigation is focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorneys’ investigation. We do not believe that the investigation or any matters arising there from will have a material adverse effect on our condensed consolidated financial position or results of operations.
Other Matters
Other commitments as of September 30, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$283	$12	$271
Surety bonds	351	—	351
Total other commitments — net	$634	$12	$622
The letters of credit were issued under the Revolving Credit Facility to secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
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
The surety bonds listed on the table above relate primarily to performance obligations ($337 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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
We are planning significant operational improvements, at a cost estimated to be between approximately $75 to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation. For additional information, see Note 3. Business Development, Assets Held for Sale and Dispositions.

NOTE 14. SUBSEQUENT EVENT

On October 17, 2012, we announced our intention to issue new tax-exempt bonds in the aggregate amount of approximately $300 million to refinance existing tax-exempt project bonds at our Haverhill, Niagara and Southeast Massachusetts facilities, as well as to fund certain capital expenditures in Massachusetts.  The new bonds, with maturities up to 2042, will be issued by Covanta and guaranteed by Covanta Energy, and will not be secured by project assets.  We expect the transaction to close during the fourth quarter of 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011 (“Form 10-K”), to which the reader is directed for additional information.
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
We plan to allocate capital to maximize stockholder value by investing in: our existing businesses to maintain and enhance assets, high value core business development projects and strategic acquisitions when available, and by returning surplus capital to our stockholders. During each quarter of 2012, we declared a quarterly cash dividend of $0.15 per share and during the nine months ended September 30, 2012, we repurchased 5.2 million shares of our common stock at a weighted average cost of $16.57 per share for an aggregate amount of approximately $85 million. For additional information, see Liquidity and Capital Resources below.
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
Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities have also been materially affected by economic activity in recent years. Metal markets tend to be affected by national and global economic activity. Pricing for recycled metals reached historically high levels in 2008, and declined significantly in 2009 due to the downturn in economic activity. During 2010 through the first quarter of 2012, pricing for recycled metals recovered from the economically deflated rates in 2009. Market pricing for recycled metals has declined during the second and third quarter of 2012.
At the same time, the declines in United States natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Energy markets tend to be affected by regional and national economic activity and regulations. Natural gas is a commodity with limited storage capacity. As such market prices move based on fundamental supply and demand. The decline in natural gas prices in 2011 and the first half of 2012 was attributed to increased supply related to significant increase in shale gas drilling and reduced demand related to generally mild winter weather conditions and the continued sluggish economy.  Recently, prices have rebounded modestly due to reduction in drilling and higher demand related to weather conditions and switching from coal and other fuels to natural gas.
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
Market Pricing for Waste, Energy and Metal - Global and regional economic activity, as well as technological advances, regulations and a variety of other factors, will affect market supply and demand and therefore prices for waste disposal services, energy (including electricity and steam) and other commodities such as ferrous and non-ferrous metals. As market prices for waste disposal, electricity, steam and recycled metal rise it benefits our existing business as well as our prospects for growth through expansions or new development. Conversely, market price declines for these services and commodities will adversely affect both our existing business and growth prospects.
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
To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Growth and Development discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability for the next several years.
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
In conjunction with our energy-from-waste business, we also own and/or operate 13 transfer stations and four ash landfills in the northeastern United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.
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

We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing acquisition-based growth in the United States, Canada, and the United Kingdom. As of September 30, 2012, we had $51 million of capitalized costs related to such development efforts. We will also continue to pursue growth through development opportunities in the same markets, where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.
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

BUSINESS DEVELOPMENT, LONG-TERM CONTRACTS AND ORGANIC GROWTH
Alexandria/Arlington County Energy-from-Waste Facility
In February 2012, we entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. This contract represents approximately 15% of the capacity at our Alexandria EfW facility. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.
Braintree Transfer Station
In March 2012, we began a major renovation project to increase recycling capacity at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The project is expected to be completed by the end of 2012. The town of Braintree extended the site lease agreement with the facility to 2030.
Essex Energy-from-Waste Facility
In the third quarter 2012, our wholly-owned subsidiary Covanta Essex Company, the Port Authority of New York and New Jersey (“Port Authority”) and the New York City Department of Sanitation (“DSNY”) entered into a series of significant agreements relating to our Essex, New Jersey energy-from-waste facility. Among these, we entered into supplements to the service agreement and lease with the Port Authority, which will go into effect on January 1, 2013, and which convert the service agreement into a tip fee arrangement through 2032 and extend the lease (with renewal options) through 2052. DSNY will continue to utilize about half of the facility's disposal capacity under a new 20 year contract with the Port Authority.
We are planning significant operational improvements, at a cost estimated to be between approximately $75 to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals. We are working closely with the New Jersey Department of Environmental Protection on all necessary permits and will install the state-of-the-art air filtration system, called a baghouse, on each of the Essex facility's three combustion units. Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.
Long Island, New York Energy Agreements
In the third quarter 2012, we entered into power purchase agreements with the Long Island Power Authority ("LIPA") for the sale of electric power from our Hempstead, Huntington, and Babylon energy-from-waste facilities, and the client community entered into a power purchase agreement with LIPA for the sale of electric power from the MacArthur energy-from-waste facility.  The agreements are retroactive to April 1, 2012 and have an initial term of five years with two, five-year renewal terms at seller's option.  At Hempstead, revenue under the LIPA agreement is for our account. At Huntington and Babylon, which each have service fee (owned) structures, most of the revenue from their respective LIPA agreements will be retained by the client communities for the duration of their respective service agreements, both expiring in 2019. At MacArthur, a publicly-owned facility at which we have a service fee (operated) structure, most of the revenue under the LIPA agreement will be retained by the client community indefinitely.
Montgomery County Energy-from-Waste Facility
In the first quarter 2012, we extended the service agreement to operate the Montgomery County EfW facility and Derwood transfer station, both publicly owned, from 2016 to 2021 on substantially the same terms as in the existing agreement.

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
Organic Growth Investments
During the nine months ended September 30, 2012, we invested approximately $18 million in various organic growth initiatives, including by enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and expanding our customer base and service offerings.

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

RESULTS OF OPERATIONS — Three and Nine Months Ended September 30, 2012 vs. Three and Nine Months Ended September 30, 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Nine Month
	(Unaudited, in millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$412	$432	$1,214	$1,220	$(20)	$(6)
Total operating expenses	331	345	1,074	1,082	(14)	(8)
Operating income	81	87	140	138	(6)	2
Other income (expense):
Interest income	—	1	—	1	(1)	(1)
Interest expense	(25)	(16)	(67)	(50)	9	17
Non-cash convertible debt related expense	(6)	(9)	(19)	(20)	(3)	(1)
Loss on extinguishment of debt	—	(1)	(2)	(1)	(1)	1
Other (expense) income, net	—	(10)	3	(13)	(10)	(16)
Total other expenses	(31)	(35)	(85)	(83)	(4)	2
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	50	52	55	55	(2)	—
Income tax expense	(27)	(2)	(30)	(3)	25	27
Equity in net income from unconsolidated investments	4	1	10	3	3	7
Income from continuing operations	27	51	35	55	(24)	(20)
(Loss) income from discontinued operations, net of income tax expense of $0, $0, $1 and $3, respectively	—	(7)	(2)	144	7	(146)
NET INCOME	27	44	33	199	(17)	(166)
Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(1)	(2)	(1)	(3)	1	2
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	—	—	(3)	—	3
Total net income attributable to noncontrolling interests in subsidiaries	(1)	(2)	(1)	(6)	1	5
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$26	$42	$32	$193	(16)	(161)

Amounts Attributable to Covanta Holding Corporation stockholders':
Continuing operations	$26	$49	$34	$52	(23)	(18)
Discontinued operations	—	(7)	(2)	141	7	(143)
Covanta Holding Corporation	$26	$42	$32	$193	(16)	(161)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders':
Basic:
Continuing operations	$0.20	$0.35	$0.25	$0.37	(0.15)	(0.12)
Discontinued operations	—	(0.05)	(0.01)	0.98	0.05	(0.99)
Covanta Holding Corporation	$0.20	$0.30	$0.24	$1.35	(0.10)	(1.11)
Weighted Average Shares	131	139	133	143	(8)	(10)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Nine Month
	(Unaudited, in millions, except per share amounts)
Diluted:
Continuing operations	$0.19	$0.35	$0.25	$0.36	$(0.16)	$(0.11)
Discontinued operations	—	(0.05)	(0.01)	0.98	0.05	(0.99)
Covanta Holding Corporation	$0.19	$0.30	$0.24	$1.34	(0.11)	(1.10)
Weighted Average Shares	132	140	134	144	(8)	(10)

Cash Dividend Declared Per Share	$0.15	$0.075	$0.45	$0.225	0.075	0.225

Adjusted Earnings Per Share – Non-GAAP: (A)	$0.25	$0.25	$0.32	$0.27	—	0.05

(A)	See Supplementary Financial Information — Adjusted Earnings Per Share (Non-GAAP Discussion)
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
Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2012 vs. Results for the Three and Nine Months Ended September 30, 2011
Operating revenues decreased by $20 million for the three month comparative period due to lower construction revenues, waste contract transitions including the expiration of the Hartford operating contract, lower revenues earned explicitly to service project debt, lower metals pricing and lower tip fee volume, offset by increased electricity and steam sales related to retroactive contract pricing. Operating revenues decreased by $6 million for the nine month comparative period primarily due to waste contract transitions including the expiration of the Hartford operating contract, lower revenues earned explicitly to service project debt, the impact of lower electricity and steam sales due to lower pricing, lower production at our biomass facilities and lower tip fee volume, partially offset by higher EfW energy production. These decreases for both the three and nine month comparative periods were partially offset by higher special waste revenues due to organic growth initiatives and increased revenue from service fee contract escalations.
Operating expenses decreased by $14 million and $8 million for the three and nine month comparative periods, respectively. Operating expenses for the three and nine months ended September 30, 2012 include the following (in millions):

Americas:
Write-off of intangible liability (Net write-offs)(1)	$(29)
Write-off of renewable fuels project (Net write-offs) (2)	16
Total Americas:	$(13)
All Other:
Development costs (Net write-offs) (3)	$11
Additional loss reserves related to our insurance subsidiaries (Other operating expenses) (4)	7
Total Other:	$18
$5

(1)
During the three months ended September 30, 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Business Development and Organic Growth discussion above.

(2)
During the three months ended September 30, 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(3)
During the three months ended September 30, 2012, we recorded a non-cash write-off of $11 million comprised of capitalized development costs and land related to a development project which we ceased to pursue in the United Kingdom.

(4)
During the three months ended September 30, 2012, we transitioned our remaining insurance business to run-off and recorded additional losses and reserve increases of $7 million primarily relating to adverse loss development.

See For additional information, see Item 1. Financial Statements — Note 8. Supplementary Information of the Notes.

Excluding the items noted above, operating expenses decreased by $19 million and $13 million for the three and nine month comparative periods, respectively, primarily due to lower construction expenses, organic growth initiatives including various operational improvements and and the expiration of the Hartford operating contract, partially offset by timing of scheduled maintenance activities, normal cost escalations and lower alternative fuel tax credits.
Operating income decreased by $6 million and increased by $2 million for the three and nine month comparative periods, respectively, for the factors noted above. The benefit of higher energy revenue related to retroactive contract pricing, improved profitability on construction and our organic growth initiatives were more than offset by lower metals prices, waste contract transitions, increased maintenance expense due to timing, slightly lower energy production and a reduction in debt service pass through revenue.
Interest expense increased by $9 million and $17 million for the three and nine month comparative periods, respectively, primarily due to the issuance of the 6.375% Senior Notes which were issued in March 2012, offset by lower interest expense for the 1.00% Senior Convertible Debentures, the majority of which were tendered during the second half of 2011.
For the nine months ended September 30, 2012, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, as a result of the refinancing, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. For additional information, see Liquidity and Capital Resources below.
For the nine months ended September 30, 2011, other (expense) income, net included a $15 million expense for a liability to pre-petition claimants. See Item 1. Financial Statements — Note 7. Income Taxes of the Notes for additional information related to the liability to pre-petition claimants.
The income tax expense increased for the nine month comparative period, which was reflective of the increase in the overall effective tax rate from continuing operations. We currently estimate our annual effective tax rate for the year ending December 31, 2012 to be approximately 49.4%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 54.8% and 6.0% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily due to the impact in 2012 of a write-off of capitalized development costs related to a project which we ceased to pursue in the United Kingdom, and in 2011 from the reversal of uncertain tax positions at September 30, 2011. For additional information, see Item 1. Financial Statements — Note 7. Income Taxes and Note 8. Supplementary Information.
For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.
Americas Segment Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2012 vs. Results for the Three and Nine Months Ended September 30, 2011

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2012	2011	2012	2011	Three Month	Nine Month
	(Unaudited, in millions)
Waste and service revenues (excluding recycled metals revenues)	$246	$252	$745	$744	$(6)	$1
Recycled metals revenues	17	20	55	55	(3)	—
Electricity and steam sales	109	103	276	283	6	(7)
Other operating revenues	30	46	107	106	(16)	1
Total operating revenues	402	421	1,183	1,188	(19)	(5)
Plant operating expenses	218	214	712	719	4	(7)
Other operating expenses	21	41	86	93	(20)	(7)
General and administrative expenses	18	17	58	54	1	4
Depreciation and amortization expense	46	48	143	141	(2)	2
Net interest expense on project debt	7	8	21	24	(1)	(3)
Net write-offs	(13)	—	(13)	—	(13)	(13)
Total operating expenses	297	328	1,007	1,031	(31)	(24)
Operating income	$105	$93	$176	$157	12	19

Operating Revenues
Operating revenues for the Americas segment decreased by $19 million and $5 million for the three and nine month comparative periods, respectively.

•
Waste and service revenues, excluding recycled metals revenues, decreased by $6 million for the three month comparative period primarily due to waste contract transitions including the expiration of the Hartford operating contract, lower revenues earned explicitly to service project debt and lower tip fee volume, partially offset by higher special waste revenue and increases in service fee contract escalations. Waste and service revenues, excluding recycled metals revenues, increased by $1 million for the nine month comparative period primarily due to increases in service fee contract escalations and higher special waste revenue, offset by waste contract transitions including the expiration of the Hartford operating contract, lower revenues earned explicitly to service project debt and lower tip fee volume.

•
Recycled metals revenues decreased by $3 million for the three month comparative period primarily due to lower pricing. Recycled metal revenues were flat for the nine month comparative period due to lower pricing offset by the organic growth initiatives that increased the quantity and quality of metal recovered at various facilities.

	For the Quarters Ended
Recycled Metal Revenues (in millions)	2012	2011	2010	2009
March 31,	$20	$17	$13	$5
June 30,	18	18	15	6
September 30,	17	20	13	9
December 31,	—	19	14	9
Total for the Year Ended December 31,	N/A	$74	$55	$29

•
Electricity and steam sales increased by $6 million for the three month comparative period primarily due to retroactive contract pricing on our recently executed LIPA contract and energy revenue related to our biomass facilities from a retroactive price adjustment from achieving annual production thresholds at several of our facilities, partially offset by lower production, lower pricing and loss of California Energy Credits. Electricity and steam sales decreased by $7 million for the nine month comparative period due to lower EfW price and lower energy revenue related to our biomass facilities, primarily from lower production, lower pricing and loss of California Energy Credits, partially offset by higher production at our EfW facilities.

•	Other operating revenues decreased primarily due to lower construction revenue for the three month comparative period.
Operating Expenses
Plant operating expenses increased by $4 million for the three month comparative period primarily due to timing of scheduled maintenance activities, normal cost escalations and lower alternative fuel tax credits, partially offset by the expiration of the Hartford contract and the benefits from various operational improvements. Plant operating expenses decreased by $7 million for the nine month comparative period primarily due to the expiration of the Hartford contract, and benefits from various operational improvements, partially offset by normal cost escalations, and lower alternative fuel tax credits.
Other operating expenses decreased by $20 million and $7 million for the three and nine month comparative periods, respectively, primarily due to lower construction expense.
Net write-offs were $13 million for both the three and nine months ended September 30, 2012. See the net write-offs discussion in the Consolidated Results of Operations — Comparison of Results above.
Operating Income
Operating income increased by $12 million for the three month comparative period primarily due to benefits from various operational improvements, improved profitability on construction and the net write-offs. Operating income increased by $19 million for the nine month comparative period primarily due to net write-offs, benefits from various operational improvements, higher EfW energy production, and improved profitability on construction, partially offset by lower EfW energy pricing, the impact of the biomass facilities, lower alternative fuel tax credits, and lower debt service pass through revenue.

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
Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include the results of operations of our insurance subsidiaries, write-offs of assets and liabilities, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.
We use the non-GAAP financial measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2012 and 2011, respectively, reconciled for each such period to diluted loss per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted Earnings Per Share from Continuing Operations	$0.19	$0.35	$0.25	$0.36
Reconciling Items (A)	0.06	(0.10)	0.07	(0.09)
Adjusted EPS	$0.25	$0.25	$0.32	$0.27

(A)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2012	2011	2012	2011
Operating loss related to insurance subsidiaries (A)	$8	$1	$9	$1
Write-off of intangible liability (B)	(29)	—	(29)	—
Write-off of renewable fuels project (C)	16	—	16	—
Development costs (D)	11	—	11	—
Loss on extinguishment of debt (E)	—	1	2	1
Effect on income of derivative instruments not designated as hedging instruments	(1)	1	(1)	—
Effect of foreign exchange gain on indebtedness(F)	—	(5)	(3)	(2)
Contractual liability to pre-petition creditors (G)	—	15	—	15
Other	—	(1)	1	(1)
Total reconciling items, pre-tax	5	12	6	14
Pro forma income tax impact (H)	3	(3)	2	(4)
Grantor trust activity	—	1	—	1
Reversal of uncertain tax positions related to pre-emergence tax matters (G)	—	(24)	—	(24)
Total reconciling items, net of tax	$8	$(14)	$8	$(13)

Diluted Earnings (Loss) Per Share Impact	$0.06	$(0.10)	$0.07	$(0.09)
Weighted Average Diluted Shares Outstanding	132	140	134	144

(A)
Represents operating losses for our insurance subsidiaries. During the three months ended September 30, 2012, we transitioned our remaining insurance business to run-off and recorded additional losses and reserve increases of $7 million primarily relating to adverse loss development.

(B)
During the three months ended September 30, 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $(29) million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Business Development and Organic Growth discussion above.

(C)
During the three months ended September 30, 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(D)
During the nine months ended September 30, 2012, we recorded a non-cash write-off of $11 million comprised of capitalized development costs and land related to a development project which we ceased to pursue in the United Kingdom.

(E)
We recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, as a result of the refinancing, which was comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. For additional information, see Liquidity and Capital Resources below.

(F)	During the nine months ended September 30, 2012 and 2011, we recorded a foreign exchange (gain) loss related to intercompany loans, respectively.

(G)	For additional information, see Item 8. Financial Statements and Supplementary Data of Covanta's Annual Report on Form 10-K for the year ended December 31, 2011.

(i)
The expiration of the statute of limitations during the three months ended September 30, 2011, triggered a contractual liability to pay restricted funds to third party claimants and resulted in other non-operating expense of $15 million with no related income tax benefit. These payments related to tax liabilities set up in connection with Covanta Energy’s emergence from bankruptcy.

(ii)
For the three months ended September 30, 2011, the income tax provision includes a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy Bankruptcy.

(H)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Effective Tax Rate (A)	54%	5%	55%	6%

(A)
Our effective tax rate ("ETR") increased during the third quarter of 2012 as a result of the impact of a write-off of capitalized development costs related to a project which we ceased to pursue in the United Kingdom (see Note D above). This pre-tax expense does not result in an expected tax benefit and so this expense increases the ETR. In 2011, the ETR included the impact of the reversal of uncertain tax positions at September 30, 2011 (see Note G above). There is no tax benefit from the contractual liability to pre-petition creditors and as a result, this item had an impact on the effective tax rate in the third quarter of 2011.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s 2012 Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the 2012 Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2012. Failure to comply with such financial covenants could result in a default under the 2012 Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011, respectively, reconciled for each such period to net income from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Continuing Operations — Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$26	$49	$34	$52

Operating loss related to insurance subsidiaries (A)	8	1	9	1

Depreciation and amortization expense	46	48	145	142

Debt service:
Net interest expense on project debt	7	8	22	24
Interest expense	25	16	67	50
Non-cash convertible debt related expense	6	9	19	20
Interest income	—	(1)	—	(1)
Subtotal debt service	38	32	108	93

Income tax expense (adjusted in 2011 for reversal of uncertain tax positions related to pre-emergence tax matters) (A)	27	26	30	27

Reversal of uncertain tax positions related to pre-emergence tax matters (A)	—	(24)	—	(24)

Contractual liability to pre-petition creditors (A)	—	15	—	15

Write-off of intangible liability (A)	(29)	—	(29)	—

Write-off of renewable fuels project (A)	16	—	16	—

Development costs (A)	11	—	11	—

Loss on extinguishment of debt (A)	—	1	2	1

Net income attributable to noncontrolling interests in subsidiaries	1	2	1	3

Other adjustments:
Debt service billing in excess of revenue recognized	—	3	6	21
Non-cash compensation expense	3	4	13	13
Other non-cash items (B)	3	(4)	3	3
Subtotal other adjustments	6	3	22	37
Total adjustments	124	104	315	295
Adjusted EBITDA	$150	$153	$349	$347

(A)	See Adjusted EPS above.

(B)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash flow provided by operating activities from continuing operations (A)	$124	$120	$268	$276

Cash flow provided by operating activities from insurance subsidiaries	(2)	(1)	(4)	(4)

Debt service	38	32	108	93

Change in working capital	(30)	(35)	(52)	(77)
Change in restricted funds held in trust	12	26	10	35
Non-cash convertible debt related expense	(6)	(9)	(19)	(20)
Equity in net income from unconsolidated investments	4	1	10	3
Dividends from unconsolidated investments	(4)	(1)	(7)	(5)
Current tax provision	4	(23)	7	(20)
Reversal of uncertain tax positions related to pre-emergence tax matters (A)	—	24	—	24
Change in restricted funds-other related to contractual liability to pre-petition creditors (A)	—	(5)	—	(5)
Other	10	24	28	47
Sub-total:	(10)	2	(23)	(18)
Adjusted EBITDA	$150	$153	$349	$347

(A)	See Adjusted EPS above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of September 30, 2012, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $262 million and the available capacity of $597 million of our Revolving Credit Facility. In addition, as of September 30, 2012, we had restricted cash of $210 million, of which $126 million was designated for future payment of project debt principal. Available liquidity as of September 30, 2012 was as follows (in millions).

As of September 30, 2012
Cash	$262
Borrowings available under Revolving Credit Facility	597
Total available liquidity	$859
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
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Regular cash dividend
Declared	$20	$10	$61	$32
Per Share	$0.15	$0.075	$0.45	$0.225
During the nine months ended September 30, 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2012, the amount remaining under our currently authorized share repurchase program was $90 million.
Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three months ended March 31, 2012	$30	1.8	$16.45
Three months ended June 30, 2012	30	1.9	$16.04
Three months ended September 30, 2012 (1)	25	1.5	$17.22
Nine months ended September 30, 2012	$85	5.2	$16.57
(1) Approximately $2 million of common stock repurchased during the three months ended September 30, 2012 was paid in October 2012.
Sources and Uses of Cash Flow from Continuing Operations for the Nine Months Ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Increase (Decrease) 2012 vs 2011
	2012	2011
	(Unaudited, in millions)
Net cash provided by operating activities	$268	$276	$(8)
Net cash used in investing activities	(98)	(115)	(17)
Net cash used in financing activities	(152)	(331)	(179)
Effect of exchange rate changes on cash and cash equivalents	1	(2)	3
Net increase (decrease) in cash and cash equivalents	$19	$(172)	(191)

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2012 was $268 million, a decrease of $8 million from the prior year period. The decrease was primarily due to the timing of working capital.
Net cash used in investing activities from continuing operations for the nine months ended September 30, 2012 was $98 million, a decrease of $17 million from the prior year period. The decrease was primarily comprised of lower outflows for the acquisition of businesses and land use rights.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2012 was $152 million, a net change of $179 million from the prior period. The net change was primarily driven by lower principal payments on project debt and lower common stock repurchases, partially offset by higher cash dividends paid to stockholders and the debt refinancing as outlined below (in millions):

Offering - 6.375% Senior Notes due 2022	$400
New Term Loan due 2019 (A)	300
Offering Costs (B)	(26)
Net Proceeds	674
Redemption of Term Loan due 2014	(619)
Net proceeds available for corporate purposes	$55

(A)	Excludes debt discount related to Term Loan of $1 million.

(B)	Represents offering costs which have been paid as of September 30, 2012.

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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities from continuing operations, excluding the cash flow provided by or used in our insurance subsidiaries, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2012 and 2011, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash flow provided by operating activities of continuing operations	$124	$120	$268	$276
Plus: Cash flow used in operating activities from insurance activities	2	1	4	4
Less: Maintenance capital expenditures (A)	(15)	(14)	(67)	(61)
Free Cash Flow	$111	$107	$205	$219

Weighted Average Diluted Shares Outstanding	132	140	134	144

Uses of Free Cash Flow
Investments:
Non-maintenance capital expenditures	$(13)	$(9)	$(27)	$(30)
Acquisition of businesses, net of cash acquired	—	—	—	(10)
Acquisition of land use rights	—	—	(1)	(8)
Other investment activities, net (B)	(9)	(3)	(3)	(6)
Total investments	$(22)	$(12)	$(31)	$(54)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(20)	$(11)	$(51)	$(22)
Common stock repurchased	(24)	(80)	(83)	(203)
Total return of capital to stockholders	$(44)	$(91)	$(134)	$(225)

Capital raising activities:
Net proceeds from issuance of corporate debt (C)	$(2)	$—	$673	$—
Net proceeds from issuance of project debt	—	7	—	15
Other financing activities, net	2	(1)	3	(3)
Net proceeds from capital raising activities	$—	$6	$676	$12

Debt repayments:
Net cash used for scheduled principal payments on project debt (D)	$(17)	$(23)	$(57)	$(76)
Net cash used for scheduled principal payments on long-term debt (F)	(1)	(2)	(25)	(5)
Optional repayment of corporate debt (E)(F)	—	(26)	(621)	(32)
Total debt repayments	$(18)	$(51)	$(703)	$(113)

Borrowing activities - Revolving credit facility, net	$20	$—	$20	$—

Short-term borrowing activities - Financing of insurance premiums, net	$(3)	$—	$(10)	$—

Distribution to partners of noncontrolling interests in subsidiaries	$(1)	$(2)	$(1)	$(5)

Effect of exchange rate changes on cash and cash equivalents	$1	$(3)	$1	$(2)
Net change in cash and cash equivalents from continuing operations	$44	$(46)	$23	$(168)

(A)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Maintenance capital expenditures	$(15)	$(14)	$(67)	$(61)
Capital expenditures associated with construction	—	(9)	—	(15)
Capital expenditures associated with technology development and organic growth initiatives	(7)	2	(18)	(6)
Capital expenditures – other	(6)	(2)	(9)	(9)
Total purchases of property, plant and equipment	$(28)	$(23)	$(94)	$(91)
(B) Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.
(C) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from borrowings on long-term debt	$—	$—	$699	$—
Less: Financing costs related to issuance of long-term debt	(2)	—	(26)	—
Net proceeds from issuance of corporate debt	$(2)	$—	$673	$—
(D) Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total principal payments on project debt	$(7)	$(6)	$(46)	$(83)
(Increase) decrease in related restricted funds held in trust	(10)	(17)	(11)	7
Net cash used for principal payments on project debt	$(17)	$(23)	$(57)	$(76)
(E) Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Redemption of Term Loan due 2014	$—	$—	$(619)	$—
Redemption of Convertible Debentures (F)	—	(26)	(2)	(32)
Total optional repayment of corporate debt	$—	$(26)	$(621)	$(32)

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

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2012, we had unrestricted cash and cash equivalents of $262 million (of which approximately $235 million and $19 million was held by our international and insurance subsidiaries, respectively, which are not generally available for near-term liquidity in our domestic operations). A substantial majority of our cash held outside the United States is denominated in US dollars.

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
As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, during the nine months ended September 30, 2012, which was comprised of the write-down of deferred financing costs in connection with previously existing financing arrangements.
Long-Term Debt
Long-term debt is as follows (in millions):

	As of
	September 30, 2012	December 31, 2011
7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

1.00% Senior Convertible Debentures due 2027 (A)	—	25

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(48)	(67)
Cash conversion option derivative at fair value	81	49
3.25% Cash Convertible Senior Notes, net	493	442

Term loan	298	619
Debt discount related to Term loan	(1)	—
Term loan, net	297	619

Revolving credit facility	20	—

Total	1,610	1,486
Less: current portion	(3)	(32)
Total long-term debt	$1,607	$1,454

(A)	The remaining outstanding Debentures were redeemed at par during the first quarter of 2012. See additional information below under 1.00% Senior Convertible Debentures due 2027.

On October 17, 2012, we announced our intention to issue new tax-exempt bonds in the aggregate amount of approximately $300 million to refinance existing tax-exempt project bonds at our Haverhill, Niagara and Southeast Massachusetts facilities, as well as to fund certain capital expenditures in Massachusetts.  The new bonds, with maturities up to 2042, will be issued by Covanta and guaranteed by Covanta Energy, and will not be secured by project assets.  We expect the transaction to close during the fourth quarter of 2012.

2012 Credit Facilities
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of
	September 30, 2012	December 31, 2011
Term loan	$298	$650
Revolving credit facility	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520
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
Availability under Revolving Credit Facility
As of September 30, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of September 30, 2012	Outstanding Letters of Credit as of September 30, 2012	Available as of September 30, 2012
Revolving Credit Facility	$900	2017	$20	$283	$597
During the nine months ended September 30, 2012, we utilized $83 million of the Revolving Credit Facility, of which we subsequently repaid $63 million prior to the end of the period.
Repayment Terms
As of September 30, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2012	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$—	$3	$3	$3	$3	$3	$3	$280	$298

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
Under certain circumstances, the 2012 Credit Facilities obligate us to apply 25% of our excess Cash flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Financial Covenants) is at or below 3.00:1.00.

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
Credit Agreement Financial Covenants
The loan documentation under the 2012 Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Changes in Capitalization. As of September 30, 2012, we were in compliance with the covenants under the 2012 Credit Facilities.
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
The indenture for the 6.375% Notes may limit our ability and the ability of certain of our subsidiaries to incur additional indebtedness, as well as other limitations as discussed in Item 1. Financial Statements – Note 6. Changes in Capitalization – 6.375% Senior Notes due 2022.
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
Project Debt
Americas Project Debt
Financing for the construction of our energy-from-waste projects was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2012 aggregated to $209 million.

On October 17, 2012, we announced our intention to issue new tax-exempt bonds in the aggregate amount of approximately $300 million to refinance existing tax-exempt project bonds at our Haverhill, Niagara and Southeast Massachusetts facilities, as well as to fund certain capital expenditures in Massachusetts.  The new bonds, with maturities up to 2042, will be issued by Covanta and guaranteed by Covanta Energy, and will not be secured by project assets.  We expect the transaction to close during the fourth quarter of 2012.
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

	As of
	September 30, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$69	$57	$56	$57
Debt service funds - interest	6	—	8	—
Total debt service funds	75	57	64	57
Revenue funds	42	—	16	—
Other funds	3	33	21	33
Total	$120	$90	$101	$90
Of the $210 million in total restricted funds as of September 30, 2012, approximately $126 million was designated for future payment of project debt principal.

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
The following table updates our gross contractual obligations disclosed in our Form 10-K for the year ended December 31, 2011 for long-term debt, project debt and interest payments only (in millions; references to Notes in the table are references to the Notes in Item 1. Financial Statements):

	Total	Payments Due by Period
		Remainder of 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Project debt	$628	$99	$249	$137	$143
Term Loan (Note 6) (A)	298	—	6	6	286
7.25% Senior Notes (Note 6) (B)	400	—	—	—	400
6.375% Senior Notes (Note 6) (C)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (Note 6) (D)	460	—	460	—	—
Revolving credit facility	20	—	—	—	20
Total debt obligations (E)	2,206	99	715	143	1,249
Less: Non-recourse debt (F)	(628)	(99)	(249)	(137)	(143)
Total recourse debt	$1,578	$—	$466	$6	$1,106
Interest payments (G)	$780	$59	$220	$174	$327
Less: Non-recourse interest payments	(115)	(13)	(47)	(23)	(32)
Total recourse interest payments	$665	$46	$173	$151	$295

(A)
During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities, which consisted of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $619 million term loan, by entering into $1.2 billion in new senior secured credit facilities, comprised of a $900 million revolving credit facility due 2017 and $300 million term loan due 2019, and by issuing $400 million aggregate principal amount of 6.375% senior notes due 2022.

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

(E)	Excludes $5 million of unamortized debt premium.

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

Other Commitments
Other commitments as of September 30, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$283	$12	$271
Surety bonds	351	—	351
Total other commitments — net	$634	$12	$622
The letters of credit were issued under the Revolving Credit Facility to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
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
The surety bonds listed on the table above relate primarily to performance obligations ($337 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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

Essex Energy-from-Waste Facility
We are planning significant operational improvements, at a cost estimated to be between approximately $75 to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation. For additional information, see Item 1. Financial Statements — Note 7. Income Taxes and Note 3. Business Development, Assets Held for Sale and Dispositions.
Stanislaus Energy-from-Waste Facility
On January 14, 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. The facility has not been able to generate electricity for a substantial portion of 2012. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2012, we received installments of approximately $8 million under applicable insurance policies.  Approximately $2 million of the insurance recoveries offset the write-down of assets for the repair and reconstruction of the turbine, and $5 million was recorded as reductions to plant operating expenses and other operating expenses. We believe this event will not have a material adverse impact on our results of operations, financial position or cash flows.
Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing as prohibited under state law until at least July 1, 2012 (which date the legislature has since extended to November 30, 2012), and the City appealed the dismissal. The City’s appeal was denied in February 2012. In June 2012, the Lancaster County Solid Waste Management Authority was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. We intend to continue to pursue our lawsuit in parallel with efforts to work with the Office of the Receiver for the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2012 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
There have been no material changes during the nine months ended September 30, 2012 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of September 30, 2012, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of 2012, the Board of Directors approved an additional $100 million share repurchase authorization. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.
The following table provides information as of September 30, 2012 with respect to shares of common stock we repurchased during the third quarter of fiscal 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
July 1 - July 31	0.5	$17.06	0.5	$107
August 1 - August 31	0.5	$17.32	0.5	$99
September 1 - September 30	0.5	$17.28	0.5	$90
Total:	1.5	$17.22	1.5

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
During the nine months ended September 30, 2012, we withheld 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.

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
Date: October 18, 2012