Form 10-K
period 2012-12-31
COVANTA HOLDING CORP
filed 2013-02-15
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2013
Common Stock, $0.10 par value	131,558,137 shares
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	fluctuations in the prices of energy, waste disposal, scrap metal and commodities;

•	adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, labor laws and healthcare laws;

•	the fee structures of our contracts;

•	our ability to avoid adverse publicity relating to our business expansion efforts;

•	advances in technology;

•
difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;

•	failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;

•	difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;

•	our ability to realize the benefits of long-term business development and bear the costs of business development over time;

•	the scalability of our business;

•	limits of insurance coverage;

•	our ability to avoid defaults under our long-term contracts;

•	performance of third parties under our contractual arrangements and such third parties' observance of laws and regulations;

•	concentration of suppliers and customers;

•	geographic concentration of facilities;

•	increased competitiveness in the energy and waste industries;

•	changes in foreign currency exchange rates;

•	limitations imposed by our existing indebtedness and our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;

•	exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;

•	our ability to utilize net operating loss carryforwards;

•	restrictions in our certificate of incorporation and debt documents regarding strategic alternatives;

•	failures of disclosure controls and procedures and internal controls over financial reporting;

•	our ability to attract and retain talented people;

•	general economic conditions in the United States and abroad, including the availability of credit and debt financing and market conditions at the time our contracts expire; and

•	other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.
Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do not have, or undertake, any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

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
About Covanta Holding Corporation
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
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
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012 and collectively account for less than 1% of our consolidated revenue.
Our Energy-From-Waste Business
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually, representing approximately 6% of the nation's non-hydroelectric renewable power. We also operate a waste management infrastructure that is complementary to our core EfW business.
Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
Energy-from-waste facilities produce energy through the combustion of non-hazardous municipal solid waste (“MSW”) in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting, or sizing. In a typical mass-burn facility, waste collection trucks deliver waste to the facility, where it is dumped into a concrete storage pit, then loaded by an overhead crane into a feed chute leading to a furnace. The waste is combusted in a self-sustaining process at high temperatures, and heat from the combustion process converts water inside steel tubes that form the furnace walls and boilers into steam, which is either sent to a turbine generator to produce electricity (in most facilities), or sold directly to industrial or commercial users. From the boiler, the cooled gases enter an advanced air pollution control system, where scrubbers neutralize any acid-forming gases and a high-efficiency fabric baghouse captures more than 99% of particulate matter. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion and a gasification technology, in which waste is heated to create gases which are then combusted. A schematic depiction of a mass-burn facility is provided below:

Environmental Benefits of Energy-From-Waste
We believe that energy-from-waste offers solutions to public sector leaders around the world in addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities, we reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 20 times more potent a GHG than carbon dioxide (“CO2”)), lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. On average, the United States Environmental Protection Agency (“EPA”)  has found that approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool. Compared with fossil based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners in North America, Europe and Asia address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.
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

•
Expand through development and/or acquisitions in selected attractive markets. We seek to grow our portfolio primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development opportunities in the United States and Canada, which we consider to be our core markets. In addition, we believe that there are attractive opportunities in the United Kingdom, where national policies, such as a substantial tax on landfill use, are intended to achieve compliance with the European Union (“EU”) Landfill Directive.

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

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We seek to achieve continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative,” an umbrella program under which we are:

•	investing in research and development of new technologies to enhance existing operations and create new business opportunities in renewable energy and sustainable waste management;

•	exploring and implementing processes and technologies at our facilities to improve energy efficiency and lessen environmental impacts;

•	adding complementary services to enhance existing processes and improve the local environmental profile of our operations; and

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
In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the general economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business in the United States will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste solutions and to policy makers seeking to encourage renewable energy technologies (and the associated green jobs) as viable alternatives to reliance on fossil fuels as a source of energy.
The United States Congress has considered proposals designed to encourage two broad policy objectives: increased renewable energy generation and reduction of fossil fuel usage and related GHG emissions. In the past, both the House of Representatives and the Senate have considered bills that address both policy objectives, by means of a phased-in national clean energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included among the technologies that help to achieve both of these policy objectives. While legislation effecting new energy policy is far from certain and Congress is expected to focus instead on budget and fiscal issues, we believe the continued direction of Congressional efforts regarding energy policies could create additional growth opportunities for our business and increase energy revenue from existing facilities.
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
We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing acquisition-based growth in the United States, Canada, Ireland, and the United Kingdom. We will also continue to pursue growth through development opportunities in the same markets, where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.
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
Additional details related to business development and recent acquisitions are described in Item 8. Financial Statements And Supplementary Data - Note 3. Business Development and Acquisitions.

AMERICAS SEGMENT
Energy-From-Waste Projects
Energy-from-waste projects have two essential purposes: to provide sustainable waste management services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity and/or steam generated by the projects is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste services to the municipal clients. These projects are capable of providing waste services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste services and sell the electricity and steam generated under contracts, which expire on various dates between 2013 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.
Our energy-from-waste projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam, and (3) the sale of ferrous and non-ferrous metals that are recycled as part of the energy-from-waste process. We may also generate additional revenue from the construction or expansion of a facility when a municipal client owns the facility. Our customers for waste services or facility operations are principally municipal entities, though we also market capacity at certain facilities to commercial and special waste customers. Our facilities sell energy primarily to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States).
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
Contract Structures
Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.
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

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	16	9	15
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (typically retain 10%)	Share with client (typically retain 10%)
Metals revenue:	Covanta retains 100%	Share with client	Share with client
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts	Client owns the facility; extend with Covanta or tender for new contract

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

•
At facilities we own or lease, we also either own or lease the related real estate. Where we have a leasehold interest, we generally have renewal rights which extend beyond our service contracts with client communities. Rent prior to the expiration of service contracts is generally nominal; during site lease renewal periods rent may be either factored into service renewal terms, or set based on market conditions. If we are unable to negotiate leasehold extensions beyond all existing renewal terms, we generally have rights to remove and retain the facility components.

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

Contracted and Merchant Capacity
Our waste service and energy contracts expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the related real estate, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.
To date, we generally have been successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability in the next several years. See Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.
As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of electricity will be less available than in the past, while medium- and long-term contracts for sales of other energy products may be more attainable. As a result, following the expiration of these long-term contracts, we expect to have, on a relative basis, more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. We have entered into contractual arrangements in order to mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.
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
At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. At times, this margin has been negative at certain of our biomass facilities. At our biomass facilities, lower energy prices and lower renewable energy credit pricing, combined with higher fuel prices have caused us to economically dispatch operations off-line where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities. In 2012, 2011, and 2010, revenue from our biomass projects represented approximately 4%, 4%, and 5%, respectively, of our Americas segment revenue.
Hydroelectric
We own a 50% equity interest in two small run-of-river hydroelectric facilities located in the State of Washington which sell energy and capacity to Puget Sound Energy under long-term energy contracts. We have a nominal equity investment in two hydroelectric facilities in Costa Rica.

Facility Details
We currently operate energy-from-waste projects in 16 states and one Canadian province, and are constructing an energy-from-waste project in a second Canadian province. The following map illustrates our facility locations in North America:

Summary information for our Americas segment projects as of December 31, 2012 is provided in the following table:

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Southeast Massachusetts (2)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2017
2.	Delaware Valley (3)	Pennsylvania	2,688	87.0	Owner/Operator	2017	2016
3.	Hempstead (3)	New York	2,505	72.0	Owner/Operator	2034	2027
4.	Indianapolis (4)	Indiana	2,362	6.5	Owner/Operator	2018	2028
5.	Niagara (3)(4)	New York	2,250	50.0	Owner/Operator	N/A	2014-2024
6.	Essex County (3)(5)	New Jersey	2,277	66.0	Owner/Operator	2032	2020
7.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
8.	Union County (3)(5)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
9.	Tulsa (3)(4)	Oklahoma	1,125	16.8	Owner/Operator	2022	2019
10.	Alexandria/Arlington (3)(5)	Virginia	975	22.0	Owner/Operator	2025	N/A
11.	Stanislaus County (3)	California	800	22.4	Owner/Operator	2027	2013
12.	Kent County	Michigan	625	16.8	Operator	2023	2023
13.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
14.	Wallingford (3)(5)	Connecticut	420	11.0	Owner/Operator	2020	N/A
15.	Springfield (3)(5)	Massachusetts	400	9.4	Owner/Operator	2024	N/A
16.	Pittsfield (4)	Massachusetts	240	0.9	Owner/Operator	2015	2015
	SERVICE FEE (OWNED) STRUCTURES
17.	Fairfax County (3)	Virginia	3,000	93.0	Owner/Operator	2016	2015
18.	Plymouth (5)	Pennsylvania	1,216	32.0	Owner/Operator	2014	N/A
19.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
20.	Huntington (3)	New York	750	24.3	Owner/Operator	2019	2027
21.	Babylon (3)	New York	750	16.8	Owner/Operator	2019	2027
22.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
23.	Bristol (3)	Connecticut	650	16.3	Owner/Operator	2024	2014
24.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
25.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
	SERVICE FEE (OPERATED) STRUCTURES
26.	Dade (2)	Florida	3,000	77.0	Operator	2023	2013
27.	Honolulu (2)(6)	Hawaii	2,160	90.0	Operator	2032	2033
28.	Lee County	Florida	1,836	57.3	Operator	2024	2028
29.	Montgomery County (3)(5)(6)	Maryland	1,800	63.4	Operator	2021	N/A
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
31.	Long Beach	California	1,380	36.0	Operator	2018	2018
32.	York	Pennsylvania	1,344	42.0	Operator	2015	2016
33.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
34.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
35.	Pasco County	Florida	1,050	29.7	Operator	2016	2024
36.	Harrisburg (5)	Pennsylvania	800	20.8	Operator	2018	N/A
37.	Burnaby	British Columbia	800	23.9	Operator	2025	2013
38.	Huntsville (4)(6)	Alabama	690	—	Operator	2016	2014
39.	MacArthur (3)(5)	New York	486	12.0	Operator	2015	2027
40.	Hudson Valley	New York	450	9.8	Operator	2014	2014
		SUBTOTAL	52,038	1,405.4

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
B.	ANCILLARY WASTE PROJECTS
	ASH LANDFILLS
41.	CMW - Semass	Massachusetts	1,700	N/A	Operator	2020	N/A
42.	Peabody	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
43.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
44.	Springfield	Massachusetts	175	N/A	Owner/Operator	N/A	N/A
		SUBTOTAL	3,130
	TRANSFER STATIONS
45.	Derwood (3)	Maryland	2,500	N/A	Operator	2021	N/A
46.	Girard Point	Pennsylvania	2,500	N/A	Owner/Operator	N/A	N/A
47.	58th Street	Pennsylvania	2,000	N/A	Owner/Operator	2016	N/A
48.	Braintree (3)	Massachusetts	1,200	N/A	Owner/Operator	2030	N/A
49.	Abington	Pennsylvania	940	N/A	Operator	2014	N/A
50.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
51.	Mamaroneck	New York	800	N/A	Lessee/Operator	N/A	N/A
52.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
53.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
54.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A
55.	Mt. Kisco	New York	350	N/A	Lessee/Operator	N/A	N/A
56.	Danvers	Massachusetts	250	N/A	Operator	2014	N/A
57.	Essex	Massachusetts	6	N/A	Operator	2032	N/A
		SUBTOTAL	13,231
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
58.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
59.	Pacific Ultrapower Chinese Station (6)	California	N/A	25.6	Part Owner	N/A	2017
60.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
61.	Jonesboro (5)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
62.	West Enfield (5)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
63.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
64.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	N/A
65.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015
		SUBTOTAL		190.6
	HYDROELECTRIC
66.	Rio Volcan (8)	Costa Rica	N/A	17.0	Part Owner	N/A	N/A
67.	Don Pedro (8)	Costa Rica	N/A	14.0	Part Owner	N/A	N/A
68.	Koma Kulshan (9)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
69.	South Fork (9)	Washington	N/A	5.0	Part Owner	N/A	2022
		SUBTOTAL		48.0
	LANDFILL GAS
70.	Haverhill (4)	Massachusetts	N/A	1.6	Owner/Operator	N/A	N/A

(1)	Expiration dates are based on significant contracts.

(2)	These facilities use a refuse-derived fuel technology.

(3)	For additional information related to recent changes in agreements related to these facilities, see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions.

(4)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is not additive, but are replacements to, the design capacity MWs listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	60
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5

(5)	These facilities sell electricity into the regional power pool at prevailing rates.

(6)	The client has a termination option under the service agreement after 2016.

(7)	We have a 55% ownership interest in this project.

(8)	We have nominal ownership interests in these projects.

(9)	We have a 50% ownership interest in these projects.

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
Energy-From-Waste

•
We and Chongqing Iron & Steel Company (Group) Ltd. own and operate a 1,800 metric ton per day (“tpd”) energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We executed a 25 year waste concession agreement for this project. In connection with this project, we own a 49% equity interest in the project company. The facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 460 million (approximately $73 million as of December 31, 2012) in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the third quarter of 2013, pending bank approval. The electrical output from this project is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•
We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. In 2009, we entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million (approximately $26 million as of December 31, 2012) in project financing which, together with available cash from existing operations, funded construction costs. The facility began processing waste during the second quarter of 2011.

•
We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects, providing design and engineering, procurement, construction services and equipment sales for energy-from-waste facilities in China. The remaining 60% equity interest in Sanfeng is owned by various state-owned affiliates of Chongqing Iron & Steel Company (Group) Ltd., and Chongqing Water Group Co. Ltd. Sanfeng currently owns a 40% minority equity interest in a 1,200 metric tpd, 24 MW mass-burn energy-from-waste project (Tongqing project), and has a contract to operate the Chengdu project discussed above. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•
We own a 13% equity interest in a 600 metric tpd, 18 MW mass-burn energy-from-waste project at Trezzo sull’Adda in the Lombardy Region of Italy. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The project is operated by Ambiente 2000 S.r.l., an Italian special purpose limited liability company of which we own 40%. The solid waste supply for the project comes from municipalities and privately-owned waste management organizations. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s renewable energy agency, Gestore dei Servizi Energetici S.p.A.

Summary information for our other energy-from-waste projects as of December 31, 2012 is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Waste Service	Energy
A.	ENERGY-FROM-WASTE –
	TIP FEE STRUCTURES
1.	Chengdu (1)	China	1,800	36	Part Owner/Operator	2033	N/A
2.	Tongqing (2)	China	1,200	24	Part Owner/Operator	2027	N/A
3.	Trezzo	Italy	600	18	Part Owner	2023	2023
4.	Taixing (3)	China	350	N/A	Part Owner/Operator	2034	2014
		SUBTOTAL	3,950	78

(1)	We have a 49% ownership interest in this project. The expiration dates for the waste service contract and energy contract are renewed annually.

(2)
We have a 40% equity interest in Sanfeng, which owns approximately 40% equity interest in the Tongqing project. Sanfeng operates the Tongqing project. Ownership of the project transfers to the applicable municipality at the expiration of the applicable concession agreement.

(3)	We have an 85% ownership interest in this project. This facility only generates steam for local industrial users. Total steam capacity is 210 metric tons per hour.
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

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
The United States generates approximately 390 million tons of solid waste annually (over 1.2 tons for every person), which is approximately 25% of the world’s total. Of that amount, approximately 24% is recycled, 69% is landfilled, and 7% is processed by energy-from-waste (of which approximately two-thirds is processed by us). While in the United States, waste generation has declined over the past three years, reflecting the downward trend in the United States gross domestic product, over the past 19 years it has steadily increased, growing at an average annual rate of 1.3%. At the same time, the number of landfills in the United States has decreased dramatically, from over 7,500 in 1986 to fewer than 2,000 today. We believe that these longer-term trends, and the fact that waste management is an essential service, will provide meaningful long-term opportunities for our industry.
Energy-from-waste is an important part of the waste management infrastructure of the United States, with approximately 85 facilities currently in operation, processing over 25 million tons and serving the needs of over 25 million people, while producing enough electricity for 1.3 million homes. The use of energy-from-waste is even more prevalent in Western Europe and many countries in Asia, such as Japan. Over 1,000 energy-from-waste facilities are in use today around the world, processing approximately 200 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, energy-from-waste is designated as a superior solution to landfilling.

Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 13% of electricity is generated from renewable sources, two-thirds of which is hydroelectric power.
Energy-from-waste contributes approximately 8% of the nation’s non-hydroelectric renewable power. Energy-from-waste is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.
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
Economic - The economic slowdown reduced demand for goods and services generally, which reduced overall volumes of waste requiring management and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.
The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. Waste markets tend to be affected by local and regional economic activity. The downturn in economic activity has reduced waste generation rates in the northeast United States which subsequently caused market waste management prices to decline modestly.
Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities have also been materially affected by economic activity in recent years. Metal markets tend to be volatile and are affected by national and global economic activity.
At the same time, the declines in United States natural gas prices have pushed electricity and steam pricing generally lower, which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Energy markets tend to be affected by regional and national economic activity and regulations. Natural gas is a commodity with limited storage capacity. As such, market prices move based on fundamental supply and demand. The decline in natural gas prices in 2011 and the first half of 2012 was attributed to increased supply related to significant increase in shale gas drilling and reduced demand related to generally mild winter weather conditions and the continued sluggish economy.  Recently, prices have rebounded modestly due to reduction in drilling and higher demand related to weather conditions and switching from coal and other fuels to natural gas.
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
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The first half of the year scheduled maintenance period is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during our first half of each year.
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
Waste and Energy Markets - With respect to our existing waste-related businesses, including our energy-from-waste and waste procurement businesses, we compete in waste markets which are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

•	regional population and overall waste production rates;

•	the number of waste disposal sites (including principally landfills and transfer stations) in existence or in the planning or permitting process;

•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites; and

•	the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste shed itself.
In the Americas segment waste market, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our service fee energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our energy-from-waste facilities governed by tip fee contracts and our waste procurement services businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These energy-from-waste projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer services at attractive prices. Our business does not include waste collection operations.
If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted processing capacity will decrease and we will need to compete in the regional market for waste supply at the facilities we own. At that point, we will compete on price with landfills, transfer stations, other energy-from-waste facilities and other waste technologies that are then offering disposal or other services in the region.

With respect to our sales of electricity and other energy products, we currently sell the majority of our output pursuant to contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output into competitive energy markets or pursuant to short-term contracts and, as such, generally expect to have a growing exposure to energy market price volatility. In certain countries where we are seeking new energy-from-waste projects, such as the United Kingdom, we may sell our electricity output pursuant to short-term arrangements with local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. If we are successful developing projects in these markets, we expect to have exposure to electricity price fluctuations.
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
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however there is not an exact correlation between our results and changes in these metrics.

	As of December 31,
	2012	2011
Consumer Price Index (1)	1.7%	3.0%
PJM Pricing (Electricity) (2)	$34.76	$48.31
Henry Hub Pricing (Natural Gas) (3)	$2.75	$4.04
#1 HMS Pricing (Ferrous Metals) (4)	$368	$410
Scrap Metals - Old Sheet & Old Cast (5)	$0.72	$0.77

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year 2012 and 2011. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)
Average price per MMBtu for full year 2012 and 2011. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(4)	Average price per gross ton for full year 2012 and 2011. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(5)	Average price per pound for full year 2012 and 2011. Calculated using high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb) published by American Metal Market.
Additional Conditions Affecting Our Organic Growth
Our business offers diverse solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of innovation in all of its forms to provide these solutions. For many years, we have focused on continuous improvement in existing processes and initiating creative solutions to expand the capabilities of our existing business, all with the goal of maximizing long-term stockholder return. These efforts are yielding organic growth opportunities which we believe will grow earnings even in the absence of large capital intensive development and/or acquisition projects, and include:

•	contract extensions;

•	investing in enhanced metals recycling processes and technologies;

•	expanding our specialty waste disposal services, such as pharmaceutical and commodity wastes, manufacturing waste, liquid waste, sensitive and confidential documents, electronic media;

•	expanding our services to businesses and municipalities for whom a “zero landfill” alternative is attractive; and

•	small acquisitions of other businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses.
We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business. Extending our efforts through partnerships with companies like Steinert US, led to ground-breaking accomplishments like the launch of the first non-ferrous metals recovery system at our Covanta Fairfax energy-from-waste facility in Virginia. Under our Covanta 4Recovery offerings, we provide waste procurement and logistics, environmental services, recycling, e-waste recycling, energy recovery initiatives to reach zero landfill status, and secure destruction services. We also entered into a new joint venture with Germany-based TARTECH eco industries AG (“TARTECH eco”) for the recovery and recycling of metals from energy-from-waste ash monofills in North America. This joint venture will seek to develop specific opportunities to own and operate a proprietary and highly specialized technology provided by TARTECH eco for recovering metals remaining in energy-from-waste facility ash that has been deposited in monofills. The technology maximizes the recovery of ferrous and non-ferrous material for recycling. We are working with our development partner, Clean Energy Fuels Corp. towards a goal of owning and operating compressed natural gas (“CNG”) fueling stations at certain of our energy-from-waste facilities for use by municipal waste haulers who have converted their diesel vehicle fleets to cleaner, more economical and more efficient compressed natural gas vehicles.
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
In order to create new business opportunities and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the general economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated green jobs) as viable alternatives to reliance on fossil fuels as a source of energy.
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
We compete principally for new energy-from-waste contracts and projects generally in response to public tenders. In Europe, regulatory conditions are favorable for energy-from-waste development, and there are numerous local and international companies with whom we compete for such contracts and projects. If we were to be successful in obtaining such contracts or projects, we expect that a significant portion of each project’s waste processing capacity would be under long-term contracts, thus reducing the competition to which we would be subject in waste markets.
Once a contract is awarded or a project is financed, our business can be impacted by a variety of risk factors which can affect profitability during the construction period (which may extend over several years, depending upon the size and nature of the project), and subsequently over the life of a project. Some of these risks are at least partially within our control, such as successful operation in compliance with laws and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of our control and may have an adverse impact on a project over a long-term. See Item 1A. Risk Factors for additional information on these types of risks.
Technology, Research and Development
In our energy-from-waste business, we deploy and operate a diverse number of mass-burn waste combustion technologies. In North America, we have the exclusive right to market the proprietary mass-burn combustion technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin.” Through our investment in Sanfeng, we also have non-exclusive access to certain of Martin’s mass-burn combustion technology in China. We believe that our know-how and worldwide reputation in the field of energy-from-waste and our know-how in designing, constructing and operating energy-from-waste facilities of a variety of designs and incorporating numerous technologies, rather than the use of a particular technology, are important to our competitive position in the energy-from-waste industry.
We have pursued, and intend to continue to pursue, opportunities for mass-burn combustion and other technologies in all markets, including North America, and will seek to utilize the most appropriate technology for the markets where these opportunities exist and to obtain the necessary technology rights either on an exclusive or project-specific basis.
Through facility acquisitions, we own and/or operate energy-from-waste facilities which utilize various technologies from several different vendors, including non-Martin mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional energy-from-waste projects internationally, we will consider mass-burn combustion and other technologies, which best fit the needs of the local environment of a particular project.
In addition, we will continue to consider technologies better suited than mass-burn combustion for smaller scale applications, including gasification technologies. In 2012, we completed commercial demonstration testing on a first-of-its-kind gasification technology. This commercial demonstration paves the way for us to offer a new 300 ton per day modular system, called CLEERGASTM (“Covanta Low Emissions Energy Recovery Gasification”) to our clients that desire next generation technology. The technology has demonstrated the ability to gasify unprocessed post-recycled municipal solid waste in a commercial setting, while reducing emissions and increasing energy efficiency.
We believe that all forms of energy-from-waste technologies offer an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling NOx emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at several of our facilities. We also developed and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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
The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.
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
Environmental Regulations — Recent Developments
MACT Rules — EPA is authorized under the Clean Air Act to issue rules periodically which tighten air emission requirements to achievable standards, as determined under a specified regulatory framework. EPA is required to establish these rules (referred to as the "Maximum Achievable Control Technology Rules" or “MACT Rules” for a variety of industries, including new and existing industrial boilers and municipal waste combustion (“MWC”) units. Our facilities comply with all applicable MACT Rules currently in effect. In December 2012, EPA finalized MACT Rules which may be applicable to our biomass facilities, depending upon the fuel sources that we combust. We are currently reviewing these rules to determine any potential costs (and the timing of costs) to be incurred due to additional control equipment and/or increased operational requirements at certain facilities. The EPA is also expected to issue revised MWC MACT Rules; however, they have not yet been proposed, and the timing is uncertain. The revised MWC MACT Rules are expected to lower existing MWC MACT emission limits for most of the regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our facilities.
In the context of MACT Rules previously issued for other industries, EPA’s regulatory framework for setting new emission limitations has been challenged in courts, thus far unsuccessfully, and the rules have been the subject of political pressure from various industry groups and members of Congress sensitive to impacts on jobs and economic growth prospects. We are actively engaged in the discussion with EPA regarding these issues, both in the context of MACT Rules that are applicable to our biomass facilities and those which are expected to be issued and applicable to our EfW facilities.
In some cases, the costs incurred to meet the Revised MACT Rule at facilities may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts; however, to the extent we incur costs at our biomass facilities to meet the Commercial/Industrial Solid Waste Incinerators ("CISWI") and Industrial Boiler MACT Rules, such costs are not subject to contractual recovery and instead will be borne directly by the affected facilities.
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

Recent Policy Debate Regarding Climate Change and Renewable Energy
The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however energy-from-waste is internationally recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

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
For policy makers at the local level who make decisions on sustainable waste management alternatives, we believe that using energy-from-waste instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste management and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports energy-from-waste as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.
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
In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). In 2011, GHG emissions became subject to the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. While the inclusion of GHGs under the Title V program does not introduce new requirements for existing facilities other than additional reporting requirements, the inclusion of GHGs under PSD will impact new facilities and potentially expansions of existing facilities. In 2011, the EPA also finalized a three year deferral of CAA requirements for biogenic CO2 emissions (CO2 emissions that result from the combustion of naturally-occurring materials, e.g. paper, cardboard, food, cotton, wood, and leaves). As required by the deferral regulation, EPA drafted an accounting methodology for biogenic CO2 emissions in response to growing questions regarding the carbon neutrality of certain types of biomass, for example, the use of standing timber for energy generation. In 2012, the EPA Science Advisory Board ("SAB") completed a review of the EPA's draft methodology. Both the draft methodology and the subsequent review were generally favorable to the waste sources of biomass managed at our facilities, including the biogenic portion of municipal solid waste and forestry and agricultural residues. However, significant rule development is still required in advance of the 2014 expiration of the deferral. Also in 2012, EPA proposed GHG performance standards for new power plants. The proposed rule does not apply to biomass or MWC units and the rule has not been finalized. We cannot predict at this time the potential impact to our business of the EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.
While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or energy-from-waste businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•
The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect energy-from-waste facilities. Elsewhere, California and four Canadian Provinces, including British Columbia and Ontario, continue to work on the design of the Western Climate Initiative ("WCI"), an economy-wide cap-and-trade program which could impact energy-from-waste facilities. We continue to monitor developments with respect to both programs.

•
In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”), the Global Warming Solutions Act of 2006, which seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California energy-from-waste facilities; but not our biomass facilities. The regulating agency, the California Air Resources Board ("CARB"), has been directed by its governing board to develop regulatory amendments to exclude energy-from-waste facilities from the cap-and-trade program in the first compliance period (2013-2014). However, the treatment of energy-from-waste facilities beyond 2014 is uncertain at this time.

During 2012, the RGGI member states continued to review the program in anticipation of possible regulatory changes that would become effective beginning in 2014. Currently, the member states are considering significant reductions in emissions cap levels that would lift carbon prices above the price floor at which RGGI carbon emissions allowances currently trade. The draft model rule developed in 2012 does not expand the scope of facilities covered by the program; however, changes to the program will not be finalized until later in 2013.
Other Regulations
Most countries have expansive systems for the regulation of the energy business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.
We provide waste and energy services through environmentally-protective project designs, regardless of the location of a particular project. Compliance with environmental standards comparable to those of the United States are often conditions to credit agreements by multilateral banking agencies, as well as other lenders or credit providers. The laws of various countries include pervasive regulation of emissions into the environment and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses and — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.
International Climate Change Policies
Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.
The European Union
The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale either to the year 2016 (as is the case in Ireland) or where a derogation has been granted (as is the case in the United Kingdom) to 2020, the amount of biodegradable municipal waste which member countries may dispose of to landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on air emissions from the incineration and co-incineration of waste. The United Kingdom and Ireland, the two primary European Union member states in which we currently compete, are both subject to the Directives above. Effective January 2013, the IPPC Directive and the WID were merged, consolidated and replaced by Directive 2010/EU (the "Industrial Emissions Directive").
In response to these Directives and in furtherance of its policies to reduce GHG emissions, the United Kingdom now imposes taxes on landfilling of waste: £48/metric ton in the 2010/11 tax year, increasing annually by £8/metric ton to £80/metric ton in 2014/15. The current taxes on landfilling of waste is £64/metric ton and rises to £72/metric ton in April 2013. The government has made a commitment that this will be a floor level for the tax at least until 2020 and has indicated that further increases have not been ruled out. Through the Waste and Emissions Trading Act 2003, each waste disposal authority in the United Kingdom has been constrained in the amount of biodegradable waste it may landfill each year through a system of declining annual landfill allowances. In England, this mechanism is the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a “cap-and-trade” program which reduces the capped amount of waste that can be landfilled each year through 2020 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste disposal authorities and substantial penalties (£150 per excess metric ton) are levied against authorities not in compliance. However, largely as a result of the success of the recent increases in landfill tax in diverting waste from landfills, the Department for Environment, Food and Rural Affairs 2011 review of waste policy in England concluded that LATS is no longer required to secure compliance with European Union requirements. LATS will be discontinued from April 2013. Wales, Scotland and Northern Ireland have different implementation schemes, increasingly underpinned by binding zero waste to landfill targets. Energy-from-waste facilities in the United Kingdom with combined heat and power may also be eligible for various green certificates which are designed to promote the contribution of renewable sources to electricity production. These include (1) Renewables Obligation (“RO”) Certificates, which are tradable certificates issued in respect of eligible renewable source electricity generated within the United Kingdom and supplied to customers in the United Kingdom by a licensed supplier, (2) tradable Levy Exemption Certificates, which exempt the holder from the United Kingdom Climate Change Levy, and (3) Renewable Energy Guarantees of Origin (“REGOs”), which constitute evidence that electricity was generated from a renewable source. A Renewable Heat Incentive (in effect mirroring the RO in relation to the provision of renewable heat) was introduced during 2011, for which steam for heating and cooling supplied from qualifying energy-

from-waste projects is eligible. In addition, the government has committed to the introduction of a Carbon Price Floor (“CPF”) mechanism to guarantee a long-term minimum price for carbon. The CPF will sit on top of the carbon price set within the European Union Emission Trading Scheme (known as “ETS”) to give a minimum carbon price of £16/tonne when the mechanism is introduced in 2013, rising to £70 in 2030. Energy-from-waste generating stations will be exempt from the CPF. Also, an energy bill has recently been introduced into Parliament that is designed, among other things, to underpin government support for renewable energy in the future. When enacted during 2013, it will put in place a system of "Contracts for Difference" that will replace the RO effective 2017.
Similarly in Ireland, the obligation to divert biodegradable waste from landfill, in accordance with the Landfill Directive, has led to policies that promote energy-from-waste facilities over landfill, including a per metric ton landfill levy and proposed conditions in the operating permits for landfilling that, when adopted, will restrict disposal to landfills of this source of GHG. In order to disincentivise further landfill and encourage recovery and recycling, the Irish government used its powers under the Environment (Miscellaneous Provisions) Act 2011 to implement a substantial increase in the landfill levy. It increased the current rate from €30 per metric ton to €50 per metric ton. The rate was increased to €65 per metric ton during 2012 and the government announced that the rate will rise to €75 per metric ton in 2013. In addition, the biodegradable fraction of waste treated in energy-from-waste facilities in Ireland is eligible for renewable energy support designed to enable Ireland to meet its targets under Directives 2009/28/EC of 16% of gross final consumption of energy from renewable sources in 2020 and government target of 40% of electricity consumption from renewable sources by 2020. The Renewable Energy Feed-in-Tariff (“REFIT”) Scheme launched in 2006 and extended in 2009 also supports the construction of renewable generation from, amongst other things, biomass. Energy-from-waste facilities may also be eligible for REGOs in respect of the energy generated from the biodegradable fraction of the waste that is thermally treated in Ireland, although the extent to which REGOs will be tradable has not yet been determined. The Irish government also recently issued a new waste management policy document entitled a Resource Opportunity which outlines a framework for future waste legislation and initiatives that reinforce the government's focus on minimizing the amount of waste being produced, eliminating the use of landfill, delivering a self-sufficient network of waste recovery infrastructure (to include energy-from-waste facilities) and maximizing waste as a resource to produce new products and renewable energy.
China
China currently has a favorable regulatory environment for the development of energy-from-waste projects. The Ministry of Housing and Urban-Rural Development of the People’s Republic of China has set a goal to increase the volume of waste disposed of by energy-from-waste facilities from 1% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in energy-from-waste output generation from 200 MW (2005 estimate) to three gigawatts by 2020. Energy-from-waste and municipal waste disposal services are designated by the Chinese central government as “encouraged industries” for foreign investment. According to the Catalogue of Industries for Guiding Foreign Investment, the energy-from-waste industry remains within the “encouraged industries” for foreign investment. China also has various promotional laws and policies in place to promote energy-from-waste and municipal waste disposal projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.
Employee Health and Welfare
We are subject to numerous regulations enacted to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the U.S. is the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause illness, death or serious injury, compliance with standards promulgated by OSHA, and assorted reporting and record keeping obligations, as well as disclosure and procedural requirements. Various OSHA standards apply to certain aspects of our operations.
Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the EU, and various provisions of the Canada Labour Code and related regulations in Canada.
EMPLOYEES
As of December 31, 2012, we employed approximately 3,500 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 9% are represented by organized labor. Currently, we are party to eight collective bargaining agreements: four expire in 2013, two expire in 2014 and two expire in 2015. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2013.

Name and Title	Age	Experience
Anthony J. Orlando President and Chief Executive Officer	53
President and Chief Executive Officer since October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Technology Committee and Public Policy Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987.

Sanjiv Khattri Executive Vice President and Chief Financial Officer	48
Executive Vice President and Chief Financial Officer since August 2010. Mr. Khattri was a financial and strategic consultant working with major global corporations, private equity firms and hedge funds from 2008 to joining Covanta in August 2010. From 2004 to 2008, Mr. Khattri was a part of the General Motors Acceptance Corporation leadership team where he served in various capacities including Chief Financial Officer and Executive Vice President of Corporate Development. Prior to that, Mr. Khattri held a variety of increasingly responsible positions over a 15 year period working for General Motors with his last position there being Assistant Treasurer.

John M. Klett Executive Vice President and Chief Technology Officer	66
Executive Vice President and Chief Technology Officer since March 2012. Mr. Klett served as Executive Vice President and Chief Operating Officer from December 2007 to March 2012. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy from May 2006 to December 2007 and as Covanta Energy’s Senior Vice President, Operations from March 2003 to December 2007. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965.

Seth Myones Executive Vice President and Chief Operating Officer	54
Executive Vice President and Chief Operating Officer since March 2012. Mr. Myones served as Covanta Energy’s President, Americas, which is comprised principally of Covanta Energy’s domestic business, from November 2007 to March 2012. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, from January 2004 to November 2007. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989.

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	54
Executive Vice President, General Counsel and Secretary since December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from October 2004 to December 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992.

Thomas E. Bucks Senior Vice President and Chief Accounting Officer	56
Senior Vice President and Chief Accounting Officer since May 2012. Mr. Bucks served as Vice President and Chief Accounting Officer from April 2005 to May 2012. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President - Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting.

Item 1A. RISK FACTORS
The following risk factors could have a material adverse effect on our business, financial condition and results of operations.
Weakness in the economy may have an adverse effect on our revenue, cash flow and our ability to grow our business.
Our business is directly affected by the economic slowdown and general reduction in demand for goods and services. A weak economy generally results in reduced overall demand for waste disposal, recycled metal and energy production. Under such conditions, the pricing we are able to charge for our waste management services, and for our energy and recycled metals, may decline and/or experience increased volatility. In addition, many of our customers are municipalities and public authorities which may be adversely affected in an economic downturn due to reduced tax revenue. Consequently some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.
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
Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance.
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
Our waste and energy services businesses are subject to extensive environmental regulation by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our cash flow and profitability. If our businesses fail to comply with these regulations, we could be subject to civil or criminal liability, damages and fines.
In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. We cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. For additional information on environmental regulation, see Item 1. Business - Regulation of Business.
Existing environmental laws and regulations have been and could be revised or reinterpreted, and future changes in environmental laws and regulations are expected to occur. This may materially increase the amount we must invest to bring our facilities into compliance, impose additional expense on our operations, limit our ability to operate at capacity, or at all, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.
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
For the energy-from-waste facilities we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2013 and 2034. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. The expiration of existing energy sales contracts, if not renewed under similar terms, will require us to sell project energy output either in short-term transactions or on a spot basis or pursuant to new contracts, which may subject us to greater market risk in maintaining and enhancing revenue. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
Where we have leasehold interests, we cannot assure you that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.
Our revenue and cash flows may decline if we are not successful in retaining rights to operate facilities after our contracts expire.
We operate some facilities owned by municipal clients, under long-term contracts. If, when existing contracts expire, we are unable to reach agreement with our municipal clients on the terms under which they would extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure you that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.
At a limited number of facilities we operate that are owned by municipal clients, our clients have certain rights to terminate such contracts without cause. If any such terminations were to occur, this may adversely affect our revenue, cash flow and profitability. We cannot assure you that such contract terminations will not occur in the future.
Some of our energy-from-waste projects involve greater risk of exposure to performance levels which, if not satisfied, could result in materially lower revenues.
At our energy-from-waste facilities where tip fee structures exist, we receive 100% of the energy revenues they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenues from energy sales could materially decrease.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than service fee structures.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts, under tip fee structures more often than under service fee structures. Due to the nature of tip fee structures, if that were to occur, we may be exposed to greater performance and price risk on the energy we sell. We cannot assure you that we will be able to enter into such contracts or that the structures of such contracts will not expose us to greater risks. For additional information on the tip fee contract structure, see Item 1. Business - Americas Segment - Energy-from-Waste Projects.
Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, the expansion of our existing projects, the acquisition of certain businesses and the refinancing of our existing debt.
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
Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste, produce or extract by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management or power production to a level below our costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenues, profitability and the value of our existing facilities.
Our ability to optimize our operations depends in part on our ability to compete for and obtain fuel for our facilities, and our failure to do so may adversely affect our financial results.
Our energy-from-waste facilities depend on solid waste for fuel, which provides a source of revenue. For some of our energy-from-waste facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other energy-from-waste facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation, and there may be further consolidation, in the solid waste industry that would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies, as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for processing at some of our energy-from-waste facilities and market pricing, which could materially and adversely affect our results of operations.
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
The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. If world-wide demand for new infrastructure spending, including energy generating facilities and waste management facilities, increases, then prices for building materials such as steel may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

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
We have made and may continue to plan and execute acquisitions and take other actions to grow our base business. We can provide no assurance that such actions will be undertaken or completed in their entirety as planned. Acquisitions present significant challenges and risks relating to the integration of the business into the company. Potential future growth will continue to place a strain on our management systems, infrastructure and resources. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. We can provide no assurances that the company will manage acquisitions successfully.
Operation of our facilities involves significant risks, which could have an adverse effect on our cash flows and results of operations.
The operation of our facilities involves many risks, including:

•	supply interruptions;

•	the breakdown or failure of equipment or processes;

•	difficulty or inability to find suitable replacement parts for equipment;

•	the unavailability of sufficient quantities of waste or fuel;

•	fluctuations in the heating value of the waste we use for fuel at our energy-from-waste facilities;

•	disruption in the transmission of electricity generated;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and

•	the exercise of the power of eminent domain.
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
Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it could materially and adversely affect our cash flow, results of operations and financial condition.
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
In addition, we rely on the municipal clients as a source not only of waste for fuel, but also of revenue from the fees for waste services we provide. Because our contracts with municipal clients are generally long-term, we may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.

Our waste operations are concentrated in one region, and expose us to regional economic or market declines.
The majority of our waste disposal facilities are located in the northeastern United States, primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste management services provided by us. Adverse market developments caused by additional waste processing capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our profitability and cash generation.
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
Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign anti-corruption laws or regulations.
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
If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers. For more information on energy regulations applicable to us, see Item 1. Business - Regulation of Business - Regulations Affecting Our Americas Segment - Energy Regulations.

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
We cannot be certain that our NOLs will continue to be available to offset our federal tax liability.
As of December 31, 2012, we had approximately $392 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2023 and 2031. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts is concluded, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes. The Internal Revenue Service (“IRS”) is currently auditing our tax returns for 2004 to 2009, which includes years during the carryforward period including returns in which some of the losses giving rise to the NOLs that were reported. In connection with this audit, the IRS has proposed certain adjustments to our 2008 tax return. If we are unsuccessful in challenging such adjustments, some portion of the NOLs would not be available to offset our consolidated taxable income, and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years. We can provide no assurance that we will be successful in any such challenge. For additional information related to our NOLs, see Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes.
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
We cannot assure you that our cash flow from operations will be sufficient to service our indebtedness, which could have a material adverse effect on our financial condition.
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

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material and adverse effect on our financial condition.
Our credit facilities and the indentures for our other corporate debt contain covenant restrictions that may limit our ability to operate our business.
Our credit facilities and the indentures for our other corporate debt contain operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Complying with these covenant restrictions may limit our ability to engage in certain transactions or activities, including incurring additional indebtedness, making certain investments, and distributions, and selling certain assets.
As a result of these covenant restrictions, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. For more information on these restrictions, see Item 8. Financial Statements And Supplementary Data - Note 11. Consolidated Debt.
Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, the failure to comply with these covenants may result in a default under our credit facilities and other corporate debt. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such credit facilities, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, which could have a material and adverse effect on our financial condition.
Future impairment charges or the write-off of business development costs could have a material adverse impact on our financial condition and results of operations.
In accordance with accounting guidance, we evaluate long-lived assets and capitalized business development costs for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate the carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges or write-off of business development costs, which could have a material adverse impact on our financial condition and results of operations.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers and suppliers, and expose us to liability that could adversely impact our business and reputation.
In the ordinary course of business, we rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Despite security measures and business continuity plans, interruptions and breaches of computer and communications systems, including computer viruses, "hacking" and "cyber-attacks," power outages, telecommunication or utility facilities, system failures, natural disasters or other catastrophic events that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.
Our insurance and contractual protections may not always cover lost revenues, increased expenses or contractual liabilities.
Although our businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or contractual liabilities.
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
Provisions of our certificate of incorporation, our credit facilities and our other corporate debt could discourage an acquisition of us by a third party.
Certain provisions of our credit facilities and our other corporate debt could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our credit facilities and our other corporate debt will have the right to require Covanta Holding or Covanta Energy, as the case may be, to repurchase their corporate debt or repay the facilities, as applicable. We may also be required to increase the conversion rate of the 3.25% Cash Convertible Senior Notes provide for conversion based on the acquirer's capital stock in the event of certain fundamental changes. In addition, provisions of our restated certificate of incorporation and amended and restated bylaws, each as amended, could make it more difficult for a third party to acquire control of us. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. All these provisions could make it more difficult for a third party to acquire us or discourage a third party from acquiring us even if an acquisition might be in the best interest of our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We lease 104,000 square feet of office space in Morristown, New Jersey. In addition, we lease various office facilities in California aggregating approximately 22,300 square feet and we own 83 acres of undeveloped land in California. As of December 31, 2012, we owned, had equity investments in and/or operated 70 projects in the Americas segment consisting primarily of 40 energy-from-waste operations, four ash landfills, 13 transfer stations, eight wood waste (biomass) energy projects and four water (hydroelectric) energy projects. Principal projects are described above under Item 1. Business — Americas Segment. Projects in the Americas segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,716 acres, of which 1,411 acres are owned and 305 acres are leased.
We operate our projects outside of our Americas segment through a network of offices located in Shanghai, China; and Birmingham, England, where we lease office space aggregating approximately 18,250 square feet. We hold a long-term lease for 23 acres of undeveloped land in Cheshire, England. As of December 31, 2012, we are the part owner/operator of four international projects with businesses conducted at properties which are either leased or have land rights aggregating to 91 acres. Principal projects are described above under Item 1. Business — Other Projects.

Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 19. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On January 25, 2013, there were approximately 1,301 holders of record of our common stock. On January 25, 2013, the closing price of our common stock on the New York Stock Exchange was $19.10 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2012			2011
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$16.85	$13.31	$0.15	$17.61	$16.30	$0.075
Second Quarter	$17.22	$15.29	$0.15	$17.78	$15.97	$0.075
Third Quarter	$17.96	$16.27	$0.15	$17.72	$13.29	$0.075
Fourth Quarter	$19.03	$16.91	$0.15	$15.56	$12.87	$0.075
Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that could limit the future payment of dividends on our common stock. However, given our strong cash generation and the status of our various development efforts, we anticipate returning additional capital to our stockholders in 2013. See Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations - Liquidity And Capital Resources and Item 8. Financial Statements And Supplementary Data - Note 5. Equity and Earnings Per Share for additional information on the restrictions under our financing arrangements and our dividend payments. See Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.
Share Repurchases
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. The following is a summary of activity under our stock repurchase programs for each year presented (in millions, except per share amounts):

	For the Years Ended December 31,
	2012	2011
Total repurchases	$88	$230
Shares repurchased	5.3	14.4
Weighted average cost per share	$16.55	$15.99
The following table provides information as of December 31, 2012 with respect to shares of common stock we repurchased during the fourth quarter of fiscal 2012 (in millions, except per share amounts):
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
October 1 - October 31	—	$—	—	$90
November 1 - November 30	0.1	$17.41	0.1	$87
December 1 - December 31	—	$—	—	$87
Total:	0.1	$17.41	0.1

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
During each of the years ended December 31, 2012 and 2011, we repurchased 0.2 million shares of our common stock in connection with tax withholdings for vested stock awards.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Statements of Operations Data
Operating revenues	$1,644	$1,650	$1,583	$1,384	$1,402
Operating expenses	$(1,392)	$(1,432)	$(1,428)	$(1,220)	$(1,169)
Net gains (write-offs)	$46	$(5)	$(34)	$—	$8
Operating income	$252	$218	$155	$164	$233
Loss on extinguishment of debt	$(3)	$(1)	$(15)	$—	$—
Income from continuing operations	$118	$84	$35	$65	$92
(Loss) income from discontinued operations, net of taxes	$(2)	$143	$36	$46	$44
Net income	$116	$227	$71	$111	$136
Net income from continuing operations attributable to noncontrolling interests in subsidiaries	$(2)	$(5)	$(5)	$(4)	$(3)
Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	$—	$(3)	$(4)	$(5)	$(4)
Net income attributable to Covanta Holding Corporation	$114	$219	$62	$102	$129

Net income (loss) attributable to Covanta Holding Corporation stockholders:
Continuing operations	$116	$79	$30	$61	$89
Discontinued operations	(2)	140	32	41	40
Net income attributable to Covanta Holding Corporation	$114	$219	$62	$102	$129

Basic Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.88	$0.56	$0.19	$0.39	$0.58
Discontinued operations	(0.01)	0.99	0.21	0.27	0.26
Covanta Holding Corporation	$0.87	$1.55	$0.40	$0.66	$0.84
Diluted Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.87	$0.56	$0.19	$0.39	$0.57
Discontinued operations	(0.01)	0.98	0.21	0.27	0.26
Covanta Holding Corporation	$0.86	$1.54	$0.40	$0.66	$0.83

Cash dividend declared per share	$0.60	$0.30	$1.50	$—	$—

Weighted average common shares outstanding:
Basic	132	141	153	154	153
Diluted	133	142	154	155	155

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Balance Sheet Data
Cash and cash equivalents	$246	$232	$126	$418	$168
Restricted funds held in trust	$214	$191	$233	$240	$281
Assets held for sale	$—	$18	$191	$200	$205
Property, plant and equipment, net	$2,561	$2,423	$2,478	$2,541	$2,485
Total assets	$4,526	$4,385	$4,676	$4,934	$4,280
Long-term debt	$2,015	$1,486	$1,565	$1,438	$949
Project debt	$317	$680	$803	$928	$1,026
Liabilities held for sale	$—	$3	$34	$52	$68
Total Covanta Holding Corporation stockholders equity	$1,048	$1,083	$1,126	$1,383	$1,189
Book value per share of common stock(1)	$7.94	$7.96	$7.52	$8.93	$7.71
Shares of common stock outstanding	132	136	150	155	154

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Cash Flow Data
Net cash flow from continuing operations provided by (used in):
Operating activities	$342	$360	$392	$352	$359
Investing activities	$(224)	$(136)	$(275)	$(387)	$(189)
Financing activities	$(115)	$(381)	$(409)	$285	$(128)
Purchase of property, plant and equipment:
Maintenance capital expenditures	$85	$80	$74	$52	$60
Other capital expenditures (2)	41	38	41	22	28
Total purchase of property, plant and equipment	$126	$118	$115	$74	$88

(1)	Book value per share of common stock is calculated by dividing total Covanta Holding Corporation stockholders equity by the number of shares of common stock outstanding.

(2)
See Item 7 - Management's Discussion And Analysis Of Financial Condition And Results of Operations - Liquidity - Supplementary Financial Information - Free Cash Flow (Non-GAAP Discussion) for details related to other capital expenditures.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.
OVERVIEW
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas ("GHG") emissions. Energy-from-waste is also considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service. For a discussion of our facilities, the energy-from-waste process and the environmental benefits of energy-from-waste, see Item. 1. Business.
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. Additional information about our reportable segment is contained in Item. 1. Business and Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•	Grow the value of our existing portfolio;

•	Expand through development and/or acquisitions in selected attractive markets;

•	Develop and commercialize new technology;

•	Advocate for public policy favorable to energy-from-waste; and

•	Allocate capital efficiently.
Our Clean World Initiative is designed to be consistent with our mission to be the world’s leading energy-from-waste company by providing environmentally superior solutions, advancing our technical expertise and creating new business opportunities. For a discussion of these strategies and our Clean World Initiative, see Item. 1. Business.
2012 Summary
The following are some key operational and financial highlights for 2012:

•	Secured Approximately $2.5 billion in Contracted Waste and Energy Revenue:

◦	We entered into numerous waste management contracts totaling 2 million tons/year with an average term of 11 years.

◦	We entered into contracts for approximately 750,000 MW-hours/year of energy sales with average term of 14 years.

•	Operational Excellence/Enhanced Sustainability:

◦
Increasing metal recovery, special waste and organic growth were key areas of focus: in particular relating to metals recovery, we extended our efforts through partnerships with companies like Steinert US and TARTECH eco; and we launched the first enhanced non-ferrous metals recovery system at our Covanta Fairfax energy-from-waste facility in Virginia.

◦	Our energy-from-waste facilities demonstrated consistent reliability with an overall boiler availability of 92.3% during 2012, not withstanding challenging weather conditions, such as Hurricane Sandy.

◦	We achieved record safety and environmental performance.

◦	We obtained long-term control of our Essex County, New Jersey facility, enabling us to proceed with state-of-the-art emissions control improvements.

•	Technology Advancement:

◦	We announced successful commercial demonstration testing of our new CLEERGAS™ (Covanta Low Emissions Energy Recovery Gasification) technology.

•	Portfolio Capacity Growth/Acquisitions:

◦
We completed the expansion of the H-POWER energy-from-waste facility, owned by the City and County of Honolulu. We designed, built and now operate the expansion, as well as the original energy-from-waste facility, which are integral components of the City and County's comprehensive solid waste management program.

◦	We are proceeding on track with construction of the new Durham-York energy-from-waste facility in Ontario, Canada which is expected to commence operations during 2014.

◦
We purchased the Delaware Valley Resource Recovery Facility located in Chester, Pennsylvania. The Delaware Valley facility, which we operate and previously leased from the former owner, has a waste processing design capacity of approximately 2,700 tons per day and services Delaware County, Pennsylvania and surrounding communities.

•	Capital Access/Capital Allocation:

◦
We doubled our quarterly cash dividend declared to $0.60 per share on an annualized basis. We also continued returning capital to stockholders through our share repurchase program repurchasing over 5 million shares of our common stock, approximately 4% of our outstanding shares.

◦	We completed two significant financial transactions in 2012:

▪	We completed debt issuances totaling $1.6 billion, consisting of a new senior secured credit facility and new senior notes, in order to refinance our existing senior secured credit facilities; and

▪
We issued $335 million of new tax-exempt corporate bonds and used proceeds from the offering to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. This significantly extended the average life of the debt, and reduced the average interest rate.

Outlook
Looking ahead over the next few years, we will continue to focus on our strategic objectives outlined above. Providing operational excellence and essential services to client communities will continue to be a top priority.
Our financial condition and liquidity are strong which provide us with significant flexibility to take advantage of numerous opportunities going forward, and without affecting our ability to execute and manage the business, even in the face of challenging macro-economic conditions.
We plan to continue to allocate capital to maximize stockholder value by investing in four key areas:

•	our existing businesses to maintain and enhance asset values;

•	our organic growth initiatives;

•	high value core business development projects and strategic acquisitions when available; and

•	by returning surplus capital to our stockholders.
General Business Conditions
As global populations and consequent economic activity increase, we expect that demand for energy and effective waste management technologies will increase. We expect this to create generally favorable long-term conditions for our existing business and for our efforts to grow our business. See Item. 1. Business — Markets, Competition and Business Conditions for a discussion of factors affecting business conditions and financial results.

BUSINESS DEVELOPMENT, LONG-TERM CONTRACTS, ACQUISITIONS AND ORGANIC GROWTH
We intend to grow our business through expanding the capabilities of our existing business, and adding new projects through development and/or acquisition, all with the goal of maximizing long-term stockholder return. Our growth opportunities include:

•	organic growth;

•	new energy-from-waste and other renewable energy projects;

•	existing project expansions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing, recovery and disposal businesses.
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
We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing growth in the United States, Canada, Ireland, and the United Kingdom, where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.
We have a project development pipeline and continue to pursue several billion dollars in energy-from-waste opportunities. There is substantial time and uncertainty involved in the bidding and permitting process for each project opportunity; if and when, development efforts are successful, we plan to invest in these projects to achieve an attractive return leveraged with project debt which we intend to utilize for all of our development projects. As of December 31, 2012, we had $54 million of capitalized costs related to such development efforts.
For a discussion of business development, contract transitions, organic growth and acquisitions for 2012, 2011, and 2010, see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions. In 2012, we concluded the sale of our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions.

RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.
The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions and Note 4. Dispositions, our business development initiatives, contract transitions, acquisitions, and assets held for sale in 2012, 2011, and 2010 resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2012 vs. Year Ended December 31, 2011

	Consolidated		Americas		Variance Increase (Decrease)
	2012	2011	2012	2011	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,011	$1,008	$1,008	$1,006	$3	$2
Recycled metals revenues	72	74	72	74	(2)	(2)
Electricity and steam sales	394	400	367	376	(6)	(9)
Other operating revenues	167	168	156	152	(1)	4
Total operating revenues	1,644	1,650	1,603	1,608	(6)	(5)
OPERATING EXPENSES:
Plant operating expenses	963	962	931	934	1	(3)
Other operating expenses	156	138	140	128	18	12
General and administrative expenses	97	103	77	75	(6)	2
Depreciation and amortization expense	195	193	192	191	2	1
Net interest expense on project debt	27	31	26	31	(4)	(5)
Net (gains) write-offs	(46)	5	(57)	—	(51)	(57)
Total operating expenses	1,392	1,432	1,309	1,359	(40)	(50)
Operating income	$252	$218	$294	$249	$34	$45
Operating Revenues
Waste and Service Revenues
Waste and service revenues increased by $3 million. This increase resulted from $14 million in revenue increases from various factors (including organic growth initiatives, improved waste mix resulting from higher special waste volumes, waste contract transitions, increases in service fee contract escalations, increased tip fee pricing), partially offset by $4 million due to the negative effect of Hurricane Sandy during the fourth quarter of 2012, and $7 million in lower revenue earned explicitly to service project debt principal and interest.

Consolidated (in millions):	For the Years Ended December 31,
	2012	2011	Variance
Waste and service revenue unrelated to project debt	$964	$954	$10
Revenue earned explicitly to service project debt - principal	39	43	(4)
Revenue earned explicitly to service project debt - interest	8	11	(3)
Total waste and service revenue	$1,011	$1,008	3

Recycled Metal Revenues
Recycled metal revenues decreased primarily due to the negative effect of lower market pricing of $7 million, partially offset by organic growth initiatives that increased the quantity and quality of metal recovered at various facilities.

	For the Quarters Ended
Recycled Metal Revenues (in millions)	2012	2011
March 31,	$20	$17
June 30,	18	18
September 30,	17	20
December 31,	17	19
Total for the Year Ended December 31,	$72	$74

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Net Tons Recovered by Type (in thousands) (1)
	2012	2011	2012	2011
Ferrous Metal	$58	$60	309.0	312.0
Non-Ferrous Metal	14	14	14.7	14.0
Total	$72	$74	323.7	326.0

(1) Covanta share only.

Electricity and Steam Sales
Electricity and steam sales from our Americas EfW facilities were flat. Lower EFW pricing of $8 million and the negative effect of lower production of $2 million due to Hurricane Sandy were offset by higher overall production at our EfW facilities.
Electricity and steam sales at our biomass facilities decreased by $9 million primarily due to lower production and lower pricing. Consolidated electricity and steam sales also included $3 million of higher energy revenues from our international projects.
Americas - Energy Revenue and Megawatt hours ("MWh") at Market and Contracted by Facility Type
(in millions, except MWhs and percentages)

	Year Ended December 31,
	2012			2011			Variance
Americas:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$36	0.83	15%	$79	1.30	23%
Contracted & Hedged	270	3.96	71%	227	3.39	61%
Total EfW	$306	4.79	86%	$306	4.69	84%	$—	0.10
Biomass
At Market	$13	0.37	7%	$12	0.25	5%
Contracted	48	0.36	7%	58	0.60	11%
Total Biomass	$61	0.73	14%	$70	0.85	16%	$(9)	(0.12)
Total	$367	5.52	100%	$376	5.54	100%	$(9)	(0.02)

(1) Covanta share only.
(2) Steam converted to MWh (0.7M MWh for both 2012 and 2011).

Other Operating Revenues
The increase of $4 million in other operating revenues was primarily due to higher construction revenue in the Americas segment. Consolidated other operating revenues included lower revenues of $7 million related to our insurance business, whose remaining business was transitioned to run-off during 2012.

Operating Expenses
Plant Operating Expenses
Plant operating expenses in our Americas segment decreased by $3 million primarily due to lower plant maintenance expenses of $8 million from benefits from various operational improvements, partially offset by increased plant maintenance expenses of $3 million due to repairs for facilities impacted by Hurricane Sandy. Other plant operating expenses increased by $2 million due to lower alternative fuel tax credits (which are contra-expenses) of $8 million, offset by $6 million due to benefits of various operational improvements.

	For the Years Ended December 31,
Americas (in millions):	2012	2011	Variance
Plant Operating Expenses:
Plant maintenance (1)	$226	$231	$(5)
All other	705	703	2
Plant operating expenses	$931	$934	(3)

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Consolidated plant operating expenses included $4 million of higher plant operating expenses from our international projects.
Other Operating Expenses
Other operating expenses increased primarily due to the pension plan settlement expense of $11 million and $7 million expense recorded for additional losses relating to adverse loss development and reserve increases related to our insurance business, whose remaining business was transitioned to run-off during 2012. For additional information, see Item 8. Financial Statements And Supplementary Data - Note 14.Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses decreased primarily due to lower business development spending primarily in our international business.
Net (Gains) Write-offs
Net (gains) write-offs include the following (in millions):

	For the Years Ended December 31,
	2012	2011
Americas:
Write-off of intangible liability (1)	$(29)	$—
Write-off of renewable fuels project (2)	16	—
Net gain related to lease termination (3)	(44)
Total Americas:	$(57)	$—
All Other:
Development costs (4)	$11	$5
Total Other:	$11	$5
Total consolidated net (gains) write-offs:	$(46)	$5

(1)
Our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.

(2)
We suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.

(3)
We recorded a net gain related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions.

(4)
During 2012, we recorded a non-cash write-off of $11 million comprised of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom. During 2011, we recorded a non-cash write-off of

$5 million comprised of capitalized development costs and land related to a development project which we ceased to pursue in the United Kingdom. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.
Operating Income
For the Americas segment, excluding the pension plan settlement expense of $11 million, the negative effect of Hurricane Sandy of $9 million and the benefits from net gains (write-offs) of $57 million, all discussed above, operating income was $257 million for the year ended December 31, 2012, or an increase of $8 million compared to the prior year period. Operating income improved due to organic growth initiatives and new units coming on line, partially offset by lower debt service pass through revenue, lower pricing for EfW energy and recycled metal and lower alternative fuel tax credits.
For the consolidated results of operations, excluding the pension plan settlement expense of $11 million, the negative effect of Hurricane Sandy of $9 million, the benefits from net gains (write-offs) of $46 million and the $7 million additional losses and reserve increases relating to our insurance business, all discussed above, operating income was $233 million for the year ended December 31, 2012, or an increase of $10 million compared to the prior year period. Operating income improved due to the same drivers in the Americas segment.
RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2011 vs. Year Ended December 31, 2010

	Consolidated		Americas		Variance Increase (Decrease)
	2011	2010	2011	2010	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,008	$981	$1,006	$980	$27	$26
Recycled metals revenues	74	55	74	55	19	19
Electricity and steam sales	400	420	376	398	(20)	(22)
Other operating revenues	168	127	152	108	41	44
Total operating revenues	1,650	1,583	1,608	1,541	67	67
OPERATING EXPENSES:
Plant operating expenses	962	943	934	917	19	17
Other operating expenses	138	120	128	99	18	29
General and administrative expenses	103	103	75	75	—	—
Depreciation and amortization expense	193	190	191	188	3	3
Net interest expense on project debt	31	38	31	38	(7)	(7)
Net write-offs	5	34	—	11	(29)	(11)
Total operating expenses	1,432	1,428	1,359	1,328	4	31
Operating income	$218	$155	$249	$213	$63	$36
Operating Revenues
Waste and Service Revenues
Waste and service revenues increased primarily due to service fee contract escalations, increases in tip fee volume, higher special waste revenue, and higher earned additional waste service fee, offset by lower revenues earned explicitly to service project debt.
Recycled Metal Revenues
Recycled metal revenues increased primarily due to higher pricing, increased volume and increased quality of metal as a result of the processing facility we acquired in 2011 located on our Dade energy-from-waste facility site.

	For the Quarters Ended
Total Recycled Metal Revenues (in millions)	2011	2010
March 31,	$17	$13
June 30,	18	15
September 30,	20	13
December 31,	19	14
Total for the Year Ended December 31,	$74	$55
Electricity and Steam Sales

Electricity and steam sales decreased due to lower pricing and lower energy revenue related to our biomass facilities.
Other Operating Revenues
Other operating revenues increased primarily due to increased construction revenue related to the Honolulu expansion and Durham York construction projects.
Operating Expenses
Plant Operating Expenses
Plant operating expenses increased primarily due to normal cost escalations, higher fuel related costs, and lower Renewable Energy Credits, partially offset by lower costs related to certain biomass facilities being economically dispatched off-line.
Other Operating Expenses
Other operating expenses increased primarily due to increased construction expense related to the Honolulu expansion and Durham York construction projects in the Americas segment, offset by lower operating expenses of $7 million related to our insurance subsidiary.
Net Write-offs
In 2011, we recorded a non-cash write-off of $5 million comprised of capitalized development costs and land related to a development project which we ceased to pursue in the United Kingdom. In 2010, we recorded a non-cash write-off of assets of $23 million related to the Dublin project, $7 million related to funds advanced for certain facility improvements required to enhance facility performance at the Harrisburg EfW facility and $4 million related to the write-down to fair value for corporate real estate and certain other project assets. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.
Operating Income
Excluding the net write-offs for the years ended December 31, 2011 and 2010, operating income increased primarily due to higher recycled metal revenues, service fee contract escalation, higher tip fee volume, and various operational improvements, partially offset by lower debt service pass through revenue, lower operating income at our biomass facilities, and lower energy pricing.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2012, 2011, and 2010
Other Expenses:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Other expenses:
Investment income	$(1)	$(1)	$(1)	$—	$—
Interest expense	94	67	45	27	22
Non-cash convertible debt related expense	25	25	39	—	(14)
Loss on extinguishment of debt	3	1	15	2	(14)
Other expenses, net	(3)	19	—	(22)	19
Total other expenses	$118	$111	$98	7	13
Interest expense increased for the year ended December 31, 2012, compared to year ended December 31, 2011, primarily due to the higher interest cost $20 million related to the 6.375% Senior Notes and the new Term Loan issued in March 2012 as compared to the previously existing term loan that was refinanced. Interest expense increased for the year ended December 31, 2011, compared to year ended December 31, 2010, primarily due to the issuance of the 7.25% Senior Notes in December 2010, offset by lower interest expense for the Debentures, the majority of which were tendered during the fourth quarter of 2010.
Non-cash convertible debt related expense decreased for the year ended December 31, 2011, compared to year ended December 31, 2010, primarily due to lower amortization of the debt discount for the 1.00% Senior Convertible Debentures and the net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.

The components of loss extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
2012 Credit Facility refinancing (1)	$2	$—	$—
2012 Project Debt refinancing (2)	1	—	—
Tender offer to purchase outstanding Debentures (3)	—	1	15
Total other operating expenses	$3	$1	$15

(1)	Comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. See Liquidity and Capital Resources below.

(2)
Comprised of the write-off of unamortized premium on refinanced project debt, net of expensed financing costs on new tax-exempt bonds and additional interest payments for refinanced project debt. See Liquidity and Capital Resources below.

(3)
Comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write-off of deferred financing costs and fees incurred in conjunction with the tender offer. See Liquidity and Capital Resources below.

For the year ended 2012, other expense included a $3 million foreign currency exchange gain related to intercompany loans. For the year ended 2011, other expense increased by $19 million primarily due to a $15 million recorded contractual liability to pay pre-petition claimants from restricted funds and foreign currency exchange losses related to intercompany loans. The contractual obligation to pre-petition claimants was triggered by the release of uncertain tax positions resulting from the expiration of related statutes of limitations and was reflected as tax benefit of $24 million as discussed below. For additional information, see income tax expense discussion below and see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

Income Tax Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax expense	$26	$28	$24	$(2)	$4

Effective income tax rate	19.3%	26.8%	41.3%	(7.5)	(14.5)

The income tax expense decrease for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to the impact in 2012 of the net gain on settlement of the pre-existing lease, not recognized for tax, resulting from the Delaware Valley EfW acquisition. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions.
Income tax expense increased for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to an increase in pre-tax operating income, net of a tax benefit resulting from the reversal of uncertain tax positions related to pre-emergence tax matters in the Covanta Energy bankruptcy that were subject to an expiration of the applicable statutes of limitations. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

Net Income Attributable to Covanta Holding Corporation and Earnings Per Share:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:

Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$116	$79	$30	$37	$49
Discontinued operations (1)	(2)	140	32	(142)	108
Covanta Holding Corporation	$114	$219	$62	(105)	157

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.88	$0.56	$0.19	0.32	0.37
Discontinued operations	(0.01)	0.99	0.21	(1.00)	0.78
Covanta Holding Corporation	$0.87	$1.55	$0.40	(0.68)	1.15
Weighted Average Shares	132	141	153	(9)	(12)

Diluted:
Continuing operations	$0.87	$0.56	$0.19	0.31	0.37
Discontinued operations	(0.01)	0.98	0.21	(0.99)	0.77
Covanta Holding Corporation	$0.86	$1.54	$0.40	(0.68)	1.14
Weighted Average Shares	133	142	154	(9)	(12)

Cash Dividend Declared Per Share (2)	$0.60	$0.30	$1.50	0.30	(1.20)

Adjusted EPS — Non-GAAP: (3)	$0.52	$0.54	$0.46	(0.02)	0.08

(1)
In 2012, we concluded the sale of our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions for additional information.

(2)	For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

(3)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the twelve months ended December 31, 2012, 2011 and 2010, respectively, reconciled for each such period to diluted earnings per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2012	2011	2010
Diluted Earnings Per Share from Continuing Operations	$0.87	$0.56	$0.19
Reconciling Items (1)	(0.35)	(0.02)	0.27
Adjusted EPS	$0.52	$0.54	$0.46

(1)	Additional information is provided in the Reconciling Items table below.

	Twelve Months Ended December 31,
Reconciling Items	2012	2011	2010
Operating loss related to insurance subsidiaries (1)	$10	$2	$6
Net (gains) write-offs (2)	(46)	5	33
Gain on sale of business (3)	—	(9)	—
Pension plan settlement expense (4)	11	—	—
Loss on extinguishment of debt (5)	3	1	15
Effect on income of derivative instruments not designated as hedging instruments	(1)	(2)	(1)
Effect of foreign exchange (gain) loss on indebtedness (6)	(3)	4	—
Contractual liability to pre-petition creditors (7)	—	15	—
Other	—	1	—
Total reconciling items, pre-tax	(26)	17	53
Proforma income tax impact (7)	(22)	4	(9)
Grantor trust activity	1	1	(2)
Reversal of uncertain tax positions related to pre-emergence tax matters (7)	—	(24)	—
Total reconciling items, net of tax	$(47)	$(2)	$42

Diluted (Loss) Earnings Per Share Impact	$(0.35)	$(0.02)	$0.27
Weighted Average Diluted Shares Outstanding	133	142	154

(1)
Represents operating losses for our insurance subsidiaries. During 2012, we transitioned our remaining insurance business to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases.

(2)	For additional information, see Item 8. Financial Statements And Supplementary Information - Note 14. Supplementary Information.

(3)	In 2011, we recorded a $9 million gain on the sale of two landfill gas projects.

(4)	For additional information, see Item 8. Financial Statements And Supplementary Information - Note 16. Employee Benefit Plans.

(5)	For additional information, see Item 8. Financial Statements And Supplementary Information - Note 11. Consolidated Debt.

(6)	In 2012 and 2011, we recorded a foreign exchange (gain) loss related to intercompany loans, respectively.

(7)	For additional information, see Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes.

(i)
The expiration of the statute of limitations during 2011 triggered a contractual liability to pay restricted funds to third party claimants and resulted in other non-operating expense of $15 million with no related income tax benefit. These payments related to tax liabilities set up in connection with Covanta Energy’s emergence from bankruptcy.

(ii)
For the twelve months ended December 31, 2011, the income tax provision includes a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy Bankruptcy.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s 2012 Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the 2012 Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2012. Failure to comply with such financial covenants could result in a default under the 2012 Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the twelve months ended December 31, 2012, 2011 and 2010, respectively, reconciled for each such period to net income from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net Income from Continuing Operations to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
	2012	2011	2010
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$116	$79	$30

Operating loss related to insurance subsidiaries (1)	10	2	6

Depreciation and amortization expense	195	193	190

Debt service:
Net interest expense on project debt	27	31	38
Interest expense	94	67	45
Non-cash convertible debt related expense	25	25	39
Investment income	(1)	(1)	(1)
Subtotal debt service	145	122	121

Income tax expense (2)	26	52	24

Reversal of uncertain tax positions related to pre-emergence tax matters (2)	—	(24)	—

Contractual liability to pre-petition creditors (2)	—	15	—

Net (gains) write-offs (1)	(46)	5	34

Pension plan settlement expense (1)	11	—	—

Loss on extinguishment of debt (1)	3	1	15

Gain on sale of business (1)	—	(9)	—

Net income attributable to noncontrolling interests in subsidiaries	2	5	5

Other adjustments:
Debt service billing in excess of revenue recognized	9	22	29
Non-cash compensation expense	17	18	17
Other non-cash items (3)	4	13	5
Subtotal other adjustments	30	53	51
Total adjustments	376	415	446
Adjusted EBITDA	$492	$494	$476
(1) For additional information, see Adjusted EPS above.

(2)	The 2011 income tax expense was adjusted for the reversal of uncertain tax positions related to pre-emergence tax matters. See Adjusted EPS above.
(3) Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
	2012	2011	2010
Cash flow provided by operating activities from continuing operations	$342	$360	$392

Cash flow used in operating activities from insurance activities (1)	5	2	5

Debt service	145	122	121

Change in working capital	27	(5)	(21)
Change in restricted funds held in trust	(34)	(4)	(11)
Non-cash convertible debt related expense	(25)	(25)	(39)
Equity in net income from unconsolidated investments	10	5	2
Dividends from unconsolidated investments	(8)	(8)	(5)
Current tax provision	11	(2)	4
Reversal of uncertain tax positions related to pre-emergence tax matters (1)	—	24	—
Contractual liability to pre-petition creditors (1)	—	(15)	—
Change in restricted funds-other related to contractual liability to pre-petition creditors (1)	—	(5)	—
Other	19	45	28
Sub-total:	—	10	(42)
Adjusted EBITDA	$492	$494	$476
(1) See Adjusted EPS above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, and the available capacity under of our Revolving Credit Facility, as discussed in Available Sources of Liquidity below. As of December 31, 2012, our available liquidity was as follows (in millions).

As of December 31, 2012
Cash	$246
Borrowings available under Revolving Credit Facility	584
Total available liquidity	$830
In addition, as of December 31, 2012, we had restricted cash of $214 million, of which $72 million was designated for future payment of project debt principal.
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

2012 Share Repurchases and Dividends
We plan to allocate capital to maximize stockholder value by returning surplus capital to our stockholders through dividends and share repurchases.
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2012, the amount remaining under our currently authorized share repurchase program was $87 million.
In 2012, we declared quarterly cash dividends totaling $0.60 per share or $81 million. Due to potential tax law changes, we paid the fourth quarter 2012 dividend prior to year-end, resulting in five quarters of dividends paid in 2012 totaling $90 million. We repurchased 5.3 million shares of our common stock at a weighted average cost of $16.55 per share for an aggregate amount of approximately $88 million.
2012 Debt Refinancings
During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities issued by our subsidiary, Covanta Energy, by entering into $1.2 billion in new senior secured credit facilities (the “2012 Credit Facilities”; see below for details) issued by our subsidiary, Covanta Energy, comprised of a $900 million revolving credit facility that expires in 2017 (the “Revolving Credit Facility”) and a $300 million term loan due 2019 (the “Term Loan”). We also issued $400 million aggregate principal amount of 6.375% senior notes due 2022 (the “6.375% Notes”; see below for details). The proceeds from the Term Loan and a portion of the proceeds from the 6.375% Notes were used to repay the previously existing term loan, as well as to pay transaction expenses, while the Revolving Credit Facility replaced the previously existing $300 million revolving credit facility and $320 million funded letter of credit facility.
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. See Tax-Exempt Bonds discussion below.

Sources and Uses of Cash Flow from Continuing Operations

	For the Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs 2011	2011 vs 2010
	(In millions)
Net cash provided by operating activities	$342	$360	$392	$(18)	$(32)
Net cash used in investing activities	(224)	(136)	(275)	88	(139)
Net cash used in financing activities	(115)	(381)	(409)	(266)	(28)
Effect of exchange rate changes on cash and cash equivalents	—	1	—	(1)	1
Net increase (decrease) in cash and cash equivalents	$3	$(156)	$(292)	159	136

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Net cash provided by operating activities from continuing operations for the year ended December 31, 2012 was $342 million, a decrease of $18 million from the prior year period. The decrease was primarily due to the timing of working capital.
Net cash used in investing activities from continuing operations for the year ended December 31, 2012 was $224 million, an increase of $88 million from the prior year period. The increase was primarily comprised of higher outflows for the acquisition of businesses and property, plant and equipment.
Net cash used in financing activities from continuing operations for the year ended December 31, 2012 was $115 million, a net change of $266 million from the prior period. The net change was primarily driven by lower common stock repurchases, partially offset by higher cash dividends paid to stockholders and the 2012 corporate debt refinancing and project debt refinancing as outlined below (in millions):

	2012 Corporate Debt Refinancing	2012 Project Debt Refinancing
Offering - 6.375% Senior Notes due 2022	$400	$—
New Term Loan due 2019 (1)	300	—
New Tax-Exempt Bonds	—	335
Release of financing restricted funds	—	40
Offering Costs (2)	(26)	(7)
Net Proceeds	674	368
Redemption of Term Loan due 2014	(619)	—
Redemption of Project Debt	—	(328)
Net offering funds available for corporate purposes	$55	$40

(1)	Excludes debt discount related to Term Loan of $1 million.

(2)	Represents offering costs which have been paid as of December 31, 2012.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the twelve months ended December 31, 2012, 2011 and 2010, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Twelve Months Ended December 31,
	2012	2011	2010
Cash flow provided by operating activities of continuing operations	$342	$360	$392
Plus: Cash flow used in operating activities from insurance activities	5	2	5
Less: Maintenance capital expenditures (1)	(85)	(80)	(74)
Free Cash Flow	$262	$282	$323

Weighted Average Diluted Shares Outstanding	133	142	154

Uses of Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired	$(94)	$(10)	$(130)
Property insurance proceeds	8	1	—
Non-maintenance capital expenditures (2)	(41)	(38)	(41)
Acquisition of land use rights (2)	(1)	(8)	(19)
Other growth investments (2)	(2)	(14)	(27)
Other investing activities, net (3)	(9)	1	4
Total investments	$(139)	$(68)	$(213)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(90)	$(32)	$(233)
Common stock repurchased	(88)	(229)	(95)
Total return of capital to stockholders	$(178)	$(261)	$(328)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$1,001	$—	$390
Net proceeds from issuance of project debt (5)	—	15	10
Net proceeds from asset sales	—	12	12
Other financing activities, net	19	(1)	27
Net proceeds from capital raising activities	$1,020	$26	$439

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(26)	$(7)	$(7)
Net cash used for scheduled principal payments on project debt (6)	(121)	(99)	(170)
Optional repayment of corporate debt (7)(8)	(621)	(32)	(313)
Net cash used for optional repayment of project debt (9)	(238)	—	—
Fees incurred for debt redemption	—	—	(2)
Total debt repayments	$(1,006)	$(138)	$(492)

Borrowing activities - Revolving Credit Facility, net	$60	$—	$—

Short-term borrowing activities - Financing of insurance premiums, net	$(10)	$10	$(10)

Distribution to partners of noncontrolling interests in subsidiaries	$(1)	$(6)	$(6)

Effect of exchange rate changes on cash and cash equivalents	$—	$1	$—
Net change in cash and cash equivalents from continuing operations	$8	$(154)	$(287)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Twelve Months Ended December 31,
	2012	2011	2010
Maintenance capital expenditures	$(85)	$(80)	$(74)
Capital expenditures associated with construction	—	(16)	(21)
Capital expenditures associated with technology development and organic growth initiatives	(27)	(10)	(6)
Capital expenditures – other	(14)	(12)	(14)
Total purchases of property, plant and equipment	$(126)	$(118)	$(115)

(2)
Investments in our various growth opportunity areas, including organic growth initiatives, technology, business development, and other similar expenditures, excluding acquisitions of businesses. Non-maintenance capital expenditures also includes amounts associated with insurable events. These expenditures are not considered growth investments. These expenditures were $13 million, $1 million and $1 million for the twelve months ended December 31, 2012, 2011, and 2010, respectively.

(3)	Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(4)	Excludes borrowings under the Revolving Credit Facility. Calculated as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
Proceeds from borrowings on long-term debt	$1,034	$—	$400
Less: Financing costs related to issuance of long-term debt	(33)	—	(10)
Net proceeds from issuance of corporate debt	$1,001	$—	$390
(5) Excludes borrowings under project working capital facilities. Calculated as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
Proceeds from issuance of project debt	$—	$15	$39
Less: Proceeds used to repay project debt (refinancing)	—	—	(29)
Net proceeds from issuance of project debt	$—	$15	$10
(6) Calculated as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
Total scheduled principal payments on project debt	$(146)	$(137)	$(202)
Decrease in related restricted funds held in trust	25	38	3
Less: Repayments from cash prior to scheduled amortization, final maturity or investor put	—	—	29
Net cash used for principal payments on project debt	$(121)	$(99)	$(170)
(7) Calculated as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
Redemption of Term Loan due 2014	$(619)	$—	$—
Redemption of Convertible Debentures (8)	(2)	(32)	—
Total optional repayment of corporate debt	$(621)	$(32)	$—

(8)
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

(9) Calculated as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
Total optional principal payments on project debt	$(278)	$—	$—
Decrease in related restricted funds held in trust	40	—	—
Net cash used for optional repayments of project debt	$(238)	$—	$—

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2012, we had unrestricted cash and cash equivalents of $246 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

As of December 31, 2012
(in millions)
Domestic	$12
International	215
Insurance Subsidiary	19
Total Cash and Cash Equivalents	$246
2012 Credit Facilities
During the first quarter of 2012, we completed a refinancing of our previously existing senior secured credit facilities issued by our subsidiary, Covanta Energy, by entering into the 2012 Credit Facilities and by issuing the 6.375% Notes. The proceeds from the Term Loan and a portion of the proceeds from the 6.375% Notes were used to repay the previously existing term loan, as well as to pay transaction expenses, while the Revolving Credit Facility replaced the previously existing $300 million revolving credit facility and $320 million funded letter of credit facility.
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of December 31,
	2012	2011
Term loan	$300	$650
Revolving credit facility total capacity	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520
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
Availability under Revolving Credit Facility
As of December 31, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of December 31, 2012	Outstanding Letters of Credit as of December 31, 2012	Available as of December 31, 2012
Revolving Credit Facility	$900	2017	$60	$256	$584
During the year ended December 31, 2012, we utilized $251 million of the Revolving Credit Facility, of which we subsequently repaid $191 million prior to the end of the period.
Repayment Terms
As of December 31, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$3	$3	$3	$3	$3	$3	$280	$298
The 2012 Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time. In the event that all or any portion of the Term Loan is voluntarily prepaid in relation to a repricing or refinancing transaction resulting in lower pricing for us on or prior to March 28, 2013, we shall pay a fee to the lenders equal to 1.00% of the amount so prepaid.
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
For a detailed description of the terms of the 2012 Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
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
Credit Agreement Financial Covenants
The loan documentation under the 2012 Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data - Note 11. Consolidated Debt. As of December 31, 2012, we were in compliance with the covenants under the 2012 Credit Facilities.
The financial covenants of the 2012 Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•
a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures principal amount of Covanta Energy's consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the 2012 Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the 2012 Credit Facilities excludes certain non-cash charges.

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy's Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

For additional information on the calculation of Adjusted EBITDA, see Results of Operations - Supplementary Financial Information - Adjusted EBITDA (Non-GAAP Discussion) above.

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31, 2012		As of December 31, 2011
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$60	$60	$—	$—
Term Loan due 2014	—	—	619	619
New Term Loan due 2019	298	297	—	—
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	—	—
3.25% Cash Convertible Senior Notes due 2014	460	523	460	442
1.00% Senior Convertible Debentures due 2027	—	—	25	25
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2042	335	335	—	—
Total corporate debt (including current portion)	$1,953	$2,015	$1,504	$1,486

Project Debt:
Domestic project debt - service fee facilities	$223	$226	$291	$295
Domestic project debt - tip fee facilities	68	68	355	359
International project debt	23	23	26	26
Total project debt (including current portion)	$314	$317	$672	$680

Total Debt Outstanding	$2,267	$2,332	$2,176	$2,166
As of December 31, 2012, the maturities of debt, excluding premiums are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$60	$—	$60
Term Loan	3	3	3	3	3	283	298
Senior Notes	—	460	—	—	—	800	1,260
Tax-Exempt Bonds	—	—	—	—	—	335	335
Project Debt	79	57	40	17	19	102	314
Total	$82	$520	$43	$20	$82	$1,520	$2,267

Long-Term Debt

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
For a detailed description of the terms of the 7.25% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

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
For a detailed description of the terms of the 6.375% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate of 62.5216 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.99 per share) and became effective on December 14, 2012. We will not deliver common stock (or any other securities) upon conversion under any circumstances. The Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly in our consolidated balance sheets as a component of our long-term debt.
In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) for a net cash outflow of $58 million.

•
We purchased, for $112 million, cash-settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in other noncurrent assets in our consolidated balance sheets. The strike price of the call options is approximately $16.27 per share and is subject to customary adjustments.

•
We sold, for $54 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. As a result of cash dividends paid since the Warrants were issued, the conversion rate for the Warrants has been adjusted to $22.99 and a strike price of $22.20 which settle on a net share basis. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital in our consolidated balance sheets.

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
For a detailed description of the terms of the 3.25% Notes, the Note Hedge, the Cash Conversion Option, and the Warrants, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt, Note 12. Financial Instruments and Note 13. Derivative Instruments.
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. We offered to purchase the Debentures at a purchase price of $990 for each $1,000 principal amount of Debentures, plus accrued and unpaid interest. During the year ended December 31, 2011 and 2010, $32 million and $317 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures. As of December 31, 2011, there were $25 million aggregate principal amount of the Debentures outstanding. On February 1, 2012, holders of $23 million of outstanding Debentures exercised their option for us to redeem the Debentures at par. The Debentures were also subject to redemption at our option at any time on or after February 1, 2012, and we subsequently redeemed the remaining $2 million of outstanding Debentures in March 2012.

As a result of the tender offer to purchase outstanding Debentures, we recorded a loss on extinguishment of debt of $0, $1 million and $15 million, pre-tax, for the years ended December 31, 2012, 2011 and 2010, respectively, which was comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write-off of deferred financing costs and fees incurred in conjunction with the tender offer. In 2010, we also reduced additional paid-in-capital by $8 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability.
Tax-Exempt Bonds
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. We incurred approximately $7 million of financing costs related to this transaction, of which $3 million was expensed and $4 million will be recognized over the term of the new debt. Details of the new issues and redeemed project debt are as follows (dollars in millions):

Series	Amount	Maturity	Coupon	Use of Proceeds
Massachusetts Series 2012A	$20	2027	4.875%	New proceeds for qualifying capital expenditures in Massachusetts
Massachusetts Series 2012B	67	2042	4.875%	Redeem SEMASS project debt
Massachusetts Series 2012C	83	2042	5.25%	Redeem Haverhill project debt
Niagara Series 2012A	130	2042	5.25%	Redeem Niagara project debt
Niagara Series 2012B	35	2024	4.00%	Redeem Niagara project debt
	$335

We entered into a loan agreement with the Massachusetts Development Finance Agency under which they issued the Resource Recovery Revenue Bonds (the “Massachusetts Series” bonds in the table above) and loaned the proceeds of the Massachusetts Series bonds to us for the purposes of (i) financing qualifying capital expenditures at certain solid waste disposal facilities in Massachusetts and (ii) redeeming the outstanding principal balance of the SEMASS and Haverhill project debt.
We entered into a loan agreement with the Niagara Area Development Corporation under which they issued the Solid Waste Disposal Facility Refunding Revenue Bonds (the “Niagara Series” bonds in the table above) and loaned the proceeds of the Niagara Series bonds to us for the purpose of redeeming the outstanding principal balance of the Niagara project debt.
The Massachusetts Series bonds and the Niagara Series bonds are obligations of Covanta Holding Corporation, are guaranteed by Covanta Energy, and are not secured by project assets. Principal and interest on the Massachusetts Series bonds and the Niagara Series bonds are payable from the loan repayments received by the Massachusetts Development Finance Agency and Niagara Area Development Corporation, respectively, from us pursuant to the respective loan agreements.
The Massachusetts Series bonds and the Niagara Series bonds bear interest at the interest rates per annum set forth in the table above, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Project Debt - Americas Project Debt
Financing for the construction of our energy-from-waste projects was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. As of December 31, 2012, certain of our intermediate subsidiaries have recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt for the Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. For details of the redeemed project debt, see the Long-Term Debt - Tax-Exempt Bonds discussion above.
On December 1, 2010, one of our client communities refinanced project debt ($30 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $28 million tax exempt bonds bearing interest from 2% to 4% due in 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

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
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received by third-party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds. Restricted fund balances are as follows (in millions):

	As of
	December 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$33	$39	$56	$57
Debt service funds - interest	6	—	8	—
Total debt service funds	39	39	64	57
Revenue funds	9	—	16	—
Other funds	5	122	21	33
Total	$53	$161	$101	$90
Of the $214 million in total restricted funds as of December 31, 2012, approximately $72 million was designated for future payment of project debt principal. The increase in other funds was related to our acquisition of the ownership interest in the Delaware Valley energy-from-waste facility, which includes $95 million restricted funds designated for future equity distributions to us. See Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions.
Investments
We have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012 and collectively account for less than 1% of our consolidated revenue. Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets and/or contributions from us, as required. The investment policy guidelines for the insurance business require that all loss and loss adjustment expense liabilities be matched by a comparable amount of investment grade assets. We believe that the resources of the insurance business are adequate to meet its current operating requirements.
The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. See Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments. The investment portfolio for our insurance business was as follows as of December 31, 2012 (in millions):

	Amortized Cost	Fair Value
Investments by grade:
Fixed maturities:
U.S. government obligations and agencies	$6	$6
Residential mortgage-backed securities	11	11
Corporate investments (AAA to A)	12	12
Corporate investments (B)	2	2
Other government obligations	5	5
Total fixed maturities	36	36
Equity securities	3	3
Total	$39	$39

Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2012 (in millions):

	Total	Payments Due by Period
		2013	2014 and 2015	2016 and 2017	2018 and Beyond
RECORDED LIABILITIES:
Project debt	$314	$79	$97	$36	$102
Term Loan (1)	298	3	6	6	283
Revolving Credit Facility (1)	60	—	—	60	—
7.25% Senior Notes (2)	400	—	—	—	400
6.375% Senior Notes (3)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (4)	460	—	460	—	—
Tax-exempt bonds (5)	335	—	—	—	335
Total debt obligations (6)	2,267	82	563	102	1,520
Less: Non-recourse debt (7)	(314)	(79)	(97)	(36)	(102)
Total recourse debt	$1,953	$3	$466	$66	$1,418
Uncertainty in income tax obligations (8)	$125	$1	$5	$8	$111
OTHER:
Interest payments (9)	$1,213	$125	$217	$203	$668
Less: Non-recourse interest payments	(75)	(16)	(22)	(15)	(22)
Total recourse interest payments	$1,138	$109	$195	$188	$646
Operating leases	226	22	42	37	125
Less: Non-recourse rental payments	(173)	(15)	(29)	(25)	(104)
Total recourse rental payments	$53	$7	$13	$12	$21
Retirement plan obligations (10)	$10	$1	$2	$2	$5
Total obligations	$3,279	$121	$681	$276	$2,201

(1)
During 2012, we completed a refinancing of our previously existing senior secured credit facilities by entering into $1.2 billion in new senior secured credit facilities, comprised of a $900 million revolving credit facility due 2017 and $300 million term loan due 2019, and by issuing $400 million aggregate principal amount of 6.375% Notes due 2022. Interest payments on the Term Loan and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(2)
Interest on the 7.25% Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2011 and will mature on December 1, 2020 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(3)
Interest on the 6.375% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2012 and will mature on October 1, 2022 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(4)
Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on a conversion rate of 65.5216 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represents a conversion price of approximately $15.99 per share). See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(5)
In 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. The bonds bear interest between 4% and 5.25%, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(6)	Excludes $40 million of net unamortized debt discount.

(7)
Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(8)	Accounting for uncertainty in income tax obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

(9)	Interest payments represent accruals for cash interest payments.

(10)
Retirement plan obligations are based on actuarial estimates for the non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2012. In 2012, the qualified pension plan was terminated. Based on the employees' election, certain plan assets were distributed during the fourth quarter of 2012 and the remaining employees will receive their annuity settlement in the first half of 2013 pending administrative procedures. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.

Other Commitments
Other commitments as of December 31, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$256	$5	$251
Surety bonds	345	—	345
Total other commitments — net	$601	$5	$596
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
The surety bonds listed on the table above relate primarily to performance obligations ($331 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
For specific criteria related to redemption features of the 6.375% Notes, see Liquidity and Capital Resources above. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes, or 3.25% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
As discussed in the Overview discussion above, we are focused on developing new projects and making acquisitions to grow our business in the United Kingdom, Ireland, Canada and the United States. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.
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

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. In 2012, the qualified pension plan was terminated. Based on the employees' election, certain plan assets were distributed during the fourth quarter of 2012 and the remaining employees will receive an annuity settlement in the first half of 2013 pending administrative procedures. The actual settlement amount will fluctuate based on future market performance, such as the interest rate at the final settlement and actual return on plan assets. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.
Essex Energy-from-Waste Facility
We are planning significant capital improvements, at a cost estimated to be between approximately $75 to $100 million, at the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  Construction on the baghouse is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions.
Stanislaus Energy-from-Waste Facility
In January 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility resumed waste processing operations during the first quarter of 2012 and began to generate electricity during the fourth quarter of 2012. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. During 2012, we received insurance recoveries of approximately $11 million under applicable insurance policies.  For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.
Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing as prohibited under state law, and the City appealed the dismissal. The City’s appeal was denied in February 2012. In June 2012, the Lancaster County Solid Waste Management Authority was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. We intend to continue to pursue our lawsuit in parallel with efforts to work with the Office of the Receiver for the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.
Income Tax Implications on Liquidity
Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized sometime mid-decade and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular federal tax law changes that may come into effect, the outcome of the current audit of our consolidated federal tax returns by the IRS, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes.
Insurance Coverage
We periodically review our insurance programs to ensure that our coverage is appropriate for the risks attendant to our business. As part of this review, we assess whether we have adequate coverage for risk to our physical assets from extreme weather events. We have obtained insurance for our assets and operations that provide coverage for what we believe are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which we believe to be appropriate. However, the insurance obtained does not cover us for all possible losses, and coverage available in the market may change over time.

The regulated waste and energy industries involve potentially significant risks of liability claims. Potential liability claims could involve, for example:

•	cleanup costs;

•	personal injury;

•	damage to the environment;

•	employee matters;

•	property damage; or

•	alleged negligence or professional errors or omissions in the planning or performance of work.
We carry liability insurance, which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations.
Off-Balance Sheet Arrangements
We are party to lease arrangements at our Union County, New Jersey and Alexandria, Virginia energy-from-waste facilities. At our Union County facility, we lease the facility from the Union County Utilities Authority, referred to as the “UCUA,” We amended the facility site lease with the UCUA to extend the terms from 2023 to 2031. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2031.
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
As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities. To date, we have not incurred material liabilities under our guarantees.
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

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Goodwill and Indefinite Lived
Intangibles
As of December 31, 2012, we had $249 million of goodwill, all of which is recorded on our Americas reporting unit. We evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist.

We have the option to perform our initial assessment over the possible impairment of goodwill and indefinite-lived intangibles either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). Under the quantitative method, fair value is calculated using discounted cash flows or based upon external data. The fair value is then compared to the carrying value. Facts and circumstances are evaluated each year to determine whether to use the qualitative or quantitative assessment. We performed a quantitative assessment during the fourth quarter of 2012 and there was no indication of any impairments for either goodwill or our indefinite-lived intangible assets.

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

The impairment assessments of goodwill and indefinite lived intangible assets performed in the periods presented resulted in the conclusion that the fair value was not less than the carrying value.

In future years, if there is a significant change in the estimated cash flows, discount rates or other factors that cause the fair values to significantly decrease, there could be impairments which could materially impact our results of operations.

Long-lived Assets and Intangible Assets Our long-lived assets include property, plant and equipment; waste, service and energy contracts; amortizable intangible assets; and other assets. We evaluate the recoverability of the long-lived assets when there are indicators of possible impairment. Such indicators may include a decline in market, new regulation, recurring or expected operating losses, change in business strategy, or other changes that would impact the use or benefit received from the assets. The assessment is performed by grouping the long-lived assets at the lowest level of identifiable cash flows for the related assets or group of assets (such as the facility level). Initially the carrying value of the asset or asset group is compared to its undiscounted expected future cash flows. If the carrying value is in excess of the undiscounted cash flows, the carrying value is then compared to the fair value. Fair value may be estimated based upon the discounted cash flows, market or replacement cost methods based on the assumptions of a third-party market participant. Impairment is recognized if the fair value is less than the carrying value.

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
Future events or change in circumstances may occur that require another assessment in future periods based on cash flows and discount rates in effect at that time.

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Revenue Recognition (Construction Contracts)
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

If we enter new contracts that contain multiple element arrangements, the revenue will be allocated between construction revenue and other project revenue (waste disposal revenue and electricity and steam sales) based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

On an annual basis, we evaluate the assumed discount rate and expected return on plan assets used to determine pension benefit and other post-retirement benefit expenses and obligations. Given the pension plan termination, the discount rate for the plan will be based on reference to year-end annuity rates being charged by third-party insurance companies. Our expected return on plan assets is based on historical experience and by evaluating input from the trustee managing the plan assets.

A 1% change in the discount rate would change pension and other post-retirement benefit expense and the obligations by approximately $0.1 million and $7 million, respectively. A 1% change in the return on plan assets would change pension and other post-retirement benefit expense by approximately $0.9 million.

Insurance/Self-Insurance for
Employee Benefit Plans
We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. We record our workers’ compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Other liabilities referred to above are not discounted. Our workers’ compensation and medical liability accrual was $14 million and $13 million as of December 31, 2012 and 2011, respectively.

We believe that the amounts accrued are adequate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our estimates of both claims filed and losses incurred but not yet reported.
For example, a 1% change in average claim costs would impact our self-insurance expense by less than $1 million.

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

The conversion feature and note hedge have similar terms and therefore the changes in their fair values offset each other, before taking into account the credit valuation adjustment. We are subject to variability in our results of operations related to the changes in the credit valuation adjustment, which is dependent on the fair value of the hedge and on observed credit spreads. A 10% change in the note hedge valuation would change the credit valuation adjustment by less than $0.1 million, and a change in credit spreads of 1% would change the credit valuation adjustment by approximately $0.5 million.

Deferred Tax Assets
As described in Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2023 through December 31, 2031, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we had NOLs of approximately $392 million for federal income tax purposes and $303 million for state income tax purposes as of the end of 2012. We also estimated our tax credits as approximately $55 million and our deferred tax assets are offset by a valuation allowance of approximately $34 million.

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

The Internal Revenue Service (“IRS”) is auditing our tax returns for the tax years 2004 to 2009, which includes tax returns for years in which the losses giving rise to the NOLs were reported, and has proposed adjustments to certain deductions taken in our 2008 tax return that gave rise to a portion of our NOLs. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our future consolidated taxable income and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years.

Unpaid Loss Reserves and Loss Adjustment Expenses
Our insurance subsidiaries establish loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Our unpaid loss reserve and loss adjustment expenses, including reinsurance recoverable on unpaid losses, was $29 million and $24 million as of December 31, 2012 and 2011, respectively.

The process of estimating reserves involves a considerable degree of judgment by management.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, IBNR reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Like case reserves, IBNR reserves are adjusted as additional information becomes known.

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
RELATED-PARTY TRANSACTIONS
One member of our current Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. We paid this law firm approximately $0.2 million, $3 million, and $2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2012. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 13. Derivative Instruments.
Commodity Price Risk
Waste Price Risk
Municipal Solid Waste
Generally, we are protected against fluctuations in fuel (municipal waste) price risk in our Americas segment energy-from-waste business because most of our municipal waste is provided under long-term contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States, where we have over one million tons of available capacity and by increasing our special waste services.
Expiration of our contracts at energy-from-waste projects we own and at projects we operate will subject us to greater market risk in maintaining and enhancing our revenues. As the original waste service and operating contracts have approached the expiration dates of their initial term, we have renewed, extended or replaced these contracts on acceptable terms. We have exposure to contract revenue risk in obtaining acceptable arrangements and associated revenue for such projects thereafter. As our remaining agreements at facilities we own near their expiration dates, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium- and long-term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace.
Wood Waste
We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that float with the market.
At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. At times, this margin has been negative at certain of our biomass facilities. At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities. In 2012, 2011, and 2010, revenue from our biomass projects represented approximately 4%, 4%, and 5%, respectively, of our Americas segment revenue.

Energy Price Risk
Energy-from-Waste Energy Price Risk
We are protected against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At some of our projects, we enter into short-term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations.
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. As of December 31, 2012, we estimate a change in natural gas prices by $1 per million metric British thermal units (“MMBtu”) would change our pre-tax income by approximately $5 million to $10 million in 2013. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2012, the fair value of the energy derivatives of $1 million, pre-tax, was recorded as a current liability and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Biomass Energy Price Risk
At our biomass projects, we plan to minimize risk by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.
Recycled Metals Price Risk
We sell, recover and recycle materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects in the Americas segment, and have exposure to market fluctuations with respect to such sales. Both ferrous and non-ferrous metals are subject to market-based pricing and therefore, we have some exposure to metal market fluctuations. We are unable to mitigate this exposure either via long-term pricing contracts or with hedging instruments as there are no speculative metals markets or metals hedging agreements. We do provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations.
Interest Rate Risk
Outstanding loan balances under the 2012 Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the 2012 Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2012, the outstanding balance of the Term Loan was $298 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2012 market interest rates would result in a potential reduction to twelve month future earnings of less than $1 million, pre-tax.
Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes
Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 62.5216 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.99 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.
In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”). We purchased cash settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. We sold warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $22.20 per share and is subject to customary adjustments.
The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $105 million as of December 31, 2012. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Note Hedge was $104 million as of December 31, 2012. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2012.
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
For additional information related to the 3.25% Notes, Cash Conversion Option, and Note Hedge, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt and Note 13. Derivative Instruments.
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
As of December 31, 2012, we also had net investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.
Risk Related to the Investment Portfolio
With respect to our insurance business, the objectives in managing the investment portfolio held by our insurance subsidiaries are to maintain necessary liquidity and maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment adviser, and approved by our insurance subsidiary’s board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to the equity portfolio is price risk.
Fixed Maturities
With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiaries to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio was 3 years and 2 years as of December 31, 2012 and 2011. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto and surety programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 3% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.
Fixed maturities held by our insurance subsidiary include $11 million and $7 million of residential mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2012 and 2011, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated AAA by Moody’s Investors Services.
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
Equity Securities
Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2012, equity securities represented 8% of our insurance company’s total investment portfolio. During 2012, the insurance subsidiary did not permanently impair any equity securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 15, 2013

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$1,011	$1,008	$981
Recycled metals revenues	72	74	55
Electricity and steam sales	394	400	420
Other operating revenues	167	168	127
Total operating revenues	1,644	1,650	1,583
OPERATING EXPENSES:
Plant operating expenses	963	962	943
Other operating expenses	156	138	120
General and administrative expenses	97	103	103
Depreciation and amortization expense	195	193	190
Net interest expense on project debt	27	31	38
Net (gains) write-offs	(46)	5	34
Total operating expenses	1,392	1,432	1,428
Operating income	252	218	155
Other income (expense):
Investment income	1	1	1
Interest expense	(94)	(67)	(45)
Non-cash convertible debt related expense	(25)	(25)	(39)
Loss on extinguishment of debt	(3)	(1)	(15)
Other income (expense), net	3	(19)	—
Total other expenses	(118)	(111)	(98)
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	134	107	57
Income tax expense	(26)	(28)	(24)
Equity in net income from unconsolidated investments	10	5	2
Income from continuing operations	118	84	35
(Loss) income from discontinued operations, net of income tax expense of $1, $3, and $8, respectively	(2)	143	36
NET INCOME	116	227	71
Less: Net income from continuing operations attributable to noncontrolling interests in subsidiaries	(2)	(5)	(5)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	(3)	(4)
Total net income attributable to noncontrolling interests in subsidiaries	(2)	(8)	(9)
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$114	$219	$62

Net Income Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$116	$79	$30
Discontinued operations	(2)	140	32
Net Income Attributable to Covanta Holding Corporation	$114	$219	$62

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.88	$0.56	$0.19
Discontinued operations	(0.01)	0.99	0.21
Covanta Holding Corporation	$0.87	$1.55	$0.40
Weighted Average Shares	132	141	153

Diluted
Continuing operations	$0.87	$0.56	$0.19
Discontinued operations	(0.01)	0.98	0.21
Covanta Holding Corporation	$0.86	$1.54	$0.40
Weighted Average Shares	133	142	154

Cash Dividend Declared Per Share:	$0.60	$0.30	$1.50

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Net income	$116	$227	$71
Foreign currency translation	1	—	2
Adjustment for pension plan settlement, net of tax expense of $5, $0, and $0, respectively	7	—	—
Pension and postretirement plan unrecognized benefits, net of tax benefit of $0, $5, and $1, respectively	—	(8)	(3)
Net unrealized (loss) gain on derivative instruments, net of tax benefit of $1, tax expense of $1 and $0, respectively	(2)	2	—
Other comprehensive income (loss) attributable to Covanta Holding Corporation	6	(6)	(1)
Comprehensive income	122	221	70
Less:
Net income attributable to noncontrolling interests in subsidiaries	(2)	(8)	(9)
Foreign currency translation attributable to noncontrolling interests in subsidiaries	—	2	(1)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(2)	(6)	(10)
Comprehensive income attributable to Covanta Holding Corporation	$120	$215	$60

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$246	$232
Restricted funds held in trust	53	101
Receivables (less allowances of $6 and $5, respectively)	256	260
Unbilled service receivables	18	20
Deferred income taxes	18	28
Prepaid expenses and other current assets	97	105
Assets held for sale	—	18
Total Current Assets	688	764
Property, plant and equipment, net	2,561	2,423
Investments in fixed maturities at market (cost: $36 and $31, respectively)	36	31
Restricted funds held in trust	161	90
Unbilled service receivables	17	25
Waste, service and energy contracts, net	399	434
Other intangible assets, net	23	78
Goodwill	249	232
Investments in investees and joint ventures	49	43
Other assets	343	265
Total Assets	$4,526	$4,385
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$3	$32
Current portion of project debt	80	147
Accounts payable	41	25
Deferred revenue	31	61
Accrued expenses and other current liabilities	205	211
Liabilities held for sale	—	3
Total Current Liabilities	360	479
Long-term debt	2,012	1,454
Project debt	237	533
Deferred income taxes	691	633
Waste and service contracts	35	76
Other liabilities	136	122
Total Liabilities	3,471	3,297
Commitments and Contingencies (Note 19)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 158 shares; outstanding 132 and 136 shares)	16	16
Additional paid-in capital	806	824
Accumulated other comprehensive income	7	1
Accumulated earnings	222	244
Treasury stock, at par	(3)	(2)
Total Covanta Holding Corporation stockholders equity	1,048	1,083
Noncontrolling interests in subsidiaries	7	5
Total Equity	1,055	1,088
Total Liabilities and Equity	$4,526	$4,385

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
OPERATING ACTIVITIES:
Net income	$116	$227	$71
Less: (Loss) income from discontinued operations, net of tax expense	(2)	143	36
Income from continuing operations	118	84	35
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	195	193	190
Amortization of long-term debt deferred financing costs	8	6	7
Amortization of debt premium and discount	(3)	(5)	(8)
Net (gains) write-offs	(46)	5	34
Pension plan settlement expense	11	—	—
Loss on extinguishment of debt	3	1	15
Non-cash convertible debt related expense	25	25	39
Provision for doubtful accounts	2	2	3
Stock-based compensation expense	17	18	17
Equity in net income from unconsolidated investments	(10)	(5)	(2)
Dividends from unconsolidated investments	8	8	5
Deferred income taxes	15	30	20
Change in restricted funds held in trust	34	4	11
Reversal of uncertain tax positions related to pre-emergence tax matters	—	(24)	—
Contractual liability to pre-petition creditors	—	15	—
Change in restricted funds-other related to contractual liability to pre-petition creditors	—	5	—
Other, net	(8)	(7)	5
Change in operating assets and liabilities, net of effects of acquisitions
Receivables	3	13	27
Debt services billings in excess of revenue recognized	21	23	24
Accounts payable and accrued expenses	5	(4)	(19)
Deferred revenue	(42)	(22)	7
Other, net	(14)	(5)	(18)
Total adjustments for continuing operations	224	276	357
Net cash provided by operating activities from continuing operations	342	360	392
Net cash provided by operating activities from discontinued operations	—	1	39
Net cash provided by operating activities	342	361	431
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(94)	(10)	(130)
Proceeds from the sale of investment securities	5	12	14
Purchase of investment securities	(12)	(15)	(17)
Acquisition of noncontrolling interests in subsidiaries	—	—	(2)
Proceeds from the sale of assets	—	12	12
Purchase of property, plant and equipment	(126)	(118)	(115)
Acquisition of land use rights	(1)	(8)	(19)
Property insurance proceeds	8	1	—
Other, net	(4)	(10)	(18)
Net cash used in investing activities from continuing operations	(224)	(136)	(275)
Net cash provided by investing activities from discontinued operations	11	243	—
Net cash (used in) provided by investing activities	(213)	107	(275)

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	1,034	—	400
Payment of deferred financing costs	(33)	—	(10)
Principal payments on long-term debt	(622)	(7)	(7)
Principal payments on project debt	(424)	(137)	(202)
Convertible debenture repurchases	(25)	(32)	(313)
Payments and fees related to tender offer	—	—	(2)
Payments of borrowings on revolving credit facility	(191)	—	(79)
Proceeds from borrowings on revolving credit facility	251	—	79
Proceeds from borrowings on project debt	—	15	39
Change in restricted funds held in trust	65	38	3
Cash dividends paid to stockholders	(90)	(32)	(233)
Common stock repurchased	(88)	(229)	(95)
Financing of insurance premiums, net	(10)	10	(10)
Distributions to partners of noncontrolling interests in subsidiaries	(1)	(6)	(6)
Proceeds from the exercise of options for common stock, net	2	—	1
Payments to pre-petition creditors	—	(12)	—
Decrease in restricted funds for pre-petition creditors	—	12	—
Other, net	17	(1)	26
Net cash used in financing activities from continuing operations	(115)	(381)	(409)
Net cash (used in) provided by financing activities from discontinued operations	(2)	8	(40)
Net cash used in financing activities	(117)	(373)	(449)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(1)
Net increase in cash and cash equivalents	12	94	(294)
Cash and cash equivalents at beginning of period	234	140	434
Cash and cash equivalents at end of period	246	234	140
Less: Cash and cash equivalents of discontinued operations at end of period	—	2	14
Cash and cash equivalents of continuing operations at end of period	$246	$232	$126

Cash Paid for Interest and Income Taxes:
Interest	$112	$101	$84
Income taxes, net of refunds	$8	$13	$4

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2009	156	$16	$917	$7	$444	1	$(1)	$34	$1,417
Stock-based compensation expense			17						17
Dividend declared					(233)				(233)
Common stock repurchased			(35)		(60)	6			(95)
Repurchase of equity related to Debenture tender offer			(6)						(6)
Exercise of options to purchase common stock			1						1
Shares issued in non-vested stock award	1								—
Acquisition of noncontrolling interests in subsidiaries			(1)					(1)	(2)
Distributions to partners of noncontrolling interests in subsidiaries								(10)	(10)
Comprehensive income, net of income taxes				(2)	62			10	70
Balance as of December 31, 2010	157	16	893	5	213	7	(1)	33	1,159
Stock-based compensation expense			18						18
Deferred tax adjustment on stock-based compensation			(1)						(1)
Dividend declared					(42)				(42)
Dividend for vested stock awards			1		(1)				—
Common stock repurchased			(86)		(143)	14	(1)		(230)
Shares repurchased for tax withholdings for vested stock awards			(1)		(2)	1			(3)
Shares issued in non-vested stock award	1								—
Elimination due to sale of controlling interests in subsidiaries								(28)	(28)
Distributions to partners of noncontrolling interests in subsidiaries								(6)	(6)
Comprehensive income, net of income taxes				(4)	219			6	221
Balance as of December 31, 2011	158	16	824	1	244	22	(2)	5	1,088
Stock-based compensation expense			17						17
Dividend declared					(81)				(81)
Common stock repurchased			(32)		(55)	5	(1)		(88)
Shares repurchased for tax withholdings for vested stock awards			(5)						(5)
Exercise of options to purchase common stock			2						2
Shares issued in non-vested stock award	1								—
Comprehensive income, net of income taxes				6	114			2	122
Balance as of December 31, 2012	159	$16	$806	$7	$222	27	$(3)	$7	$1,055

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.
Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For multiple element arrangements, revenue is allocated between construction revenue and other project revenue (waste disposal revenue and electricity and steam sales) based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.
Plant Operating Expenses
Plant operating expenses include facility employee costs, expenses for materials and parts for facility scheduled and unscheduled maintenance and repair expenses, including costs related to our internal maintenance team and non-facility employee costs. Plant operating expenses also include hauling and disposal expenses, fuel costs, chemicals and reagents, operating lease expenses, and other facility operating related expenses.
Renewable Energy Credits
Renewable Energy Credits (“REC”) represent environmental commodities that can be sold and traded. One REC represents the renewable energy attributes created when one megawatt hour of electricity is produced from an eligible renewable energy source. The REC is recognized at fair value as a reduction to plant operating expense in the consolidated statements of income and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices.

Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2012, 2011, and 2010 were $78 million, $88 million, and $90 million, respectively.
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
We file a consolidated federal income tax return for each of the periods covered by the consolidated financial statements, which include all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004, however the income taxes recorded for this subsidiary are recorded in our consolidated financial statements. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements, however certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. For additional information, see Note 15. Income Taxes.
Stock-Based Compensation
Stock-based compensation is accounted for in accordance with accounting standards for share-based awards to employees which requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 17. Stock-Based Award Plans.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations.
Accounts Receivable and Allowance for Doubtful Accounts
  Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management's expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.
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
Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value. For additional information, see Note 12. Financial Instruments.
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenues received with respect to projects prior to their disbursement. Other funds are primarily amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted fund balances are as follows (in millions):

	As of December 31,
	2012		2011
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$33	$39	$56	$57
Debt service funds - interest	6	—	8	—
Total debt service funds	39	39	64	57
Revenue funds	9	—	16	—
Other funds	5	122	21	33
Total	$53	$161	$101	$90
Of the $214 million in total restricted funds as of December 31, 2012, approximately $72 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Note 14. Supplementary Information. The increase in other funds was related to our acquisition of the ownership interest in the Delaware Valley energy-from-waste facility, which includes $95 million restricted funds designated for future equity distributions to us. For additional information, see Note 3. Business Development and Acquisitions.
Restricted Funds — Other
As of December 31, 2012, we had $14 million in restricted funds of which $3 million is held to pay third party claimants relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, (see Note 15. Income Taxes ) and $10 million is held for surety and bail bond collateral related to our insurance subsidiary. As of December 31, 2011, we had $13 million in restricted funds of which $3 million is held to pay third party claimants relating to Covanta Energy's bankruptcy, which occurred prior to its acquisition by us, and $8 million is held for surety and bail bond collateral related to our insurance subsidiary. Restricted funds are invested principally in money market funds, bank deposits and certificates of deposit, and are not available for general corporate purposes.
Deferred Financing Costs
As of December 31, 2012 and 2011, we had $39 million and $19 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.
Deferred Revenue
Deferred revenue consisted of the following (in millions):

	As of December 31,
	2012		2011
	Current	Noncurrent	Current	Noncurrent
Advance billings to municipalities	$7	$—	$8	$—
Unearned insurance premiums	1	—	1	—
Other	23	2	52	3
Total	$31	$2	$61	$3
Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Other current deferred revenue relates primarily to pre-construction billings for the Durham-York energy-from-waste facility. Noncurrent deferred revenue relates to electricity contract levelization and is included in other noncurrent liabilities in the consolidated balance sheets.
Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 33 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of income.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment consisted of the following (in millions):

		As of December 31,
	Useful Lives	2012	2011
Land		$25	$25
Facilities and equipment	3-33 years	3,600	3,353
Landfills (primarily ash)	3-36 years	49	44
Construction in progress		43	41
Total		3,717	3,463
Less: accumulated depreciation and amortization		(1,156)	(1,040)
Property, plant, and equipment — net		$2,561	$2,423
Depreciation and amortization expense related to property, plant and equipment was $169 million, $165 million, and $160 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2012	2011
Beginning of period asset retirement obligation	$26	$29
Accretion expense	2	2
Net change (1)	1	(5)
End of period asset retirement obligation	$29	$26
Less: current portion	(5)	(5)
Noncurrent asset retirement obligation	$24	$21

(1)
Comprised of expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

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
Impairment of Goodwill, Other Intangibles and Long-Lived Assets
We evaluate goodwill and indefinite-lived intangible assets not subject to amortization for impairment on an annual basis, or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount. The annual assessment may be performed either on a qualitative or quantitative basis. The qualitative assessment takes into consideration both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). The quantitative assessment is based upon either discounted cash flows or external data. The discounted cash flow approach is based on management’s best estimate of the highest and best use of future waste and service revenues, electricity revenues and operating expenses, discounted at an appropriate market participant risk adjusted rate. Facts and circumstances are evaluated each year to determine whether to use the qualitative or quantitative assessment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The quantitative assessment of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. The goodwill is related to the Americas reporting unit. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. As the components of the Americas reporting unit share similar economic characteristics, we have aggregated them into one reporting unit as permitted by the accounting standard related to goodwill and intangible assets. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.
Based on our annual assessment performed during the fourth quarter of 2012, there was no impairment of either goodwill or our indefinite-lived intangible assets.
Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. As of December 31, 2012, there were no indicators of impairment identified.
There were no impairment charges recognized related to our evaluation of goodwill, indefinite-lived intangible assets, or intangible assets for the years ended December 31, 2012, 2011, and 2010. During the year ended, December 31, 2012, 2011 and 2010, we recorded net (gains) write-offs related to other long-lived assets of $(46) million, $5 million and $34 million, pre-tax, respectively. For additional information, see Note 14. Supplementary Information.
Business Combinations
In accordance with accounting standards for business combinations, we recognize the assets acquired and liabilities assumed in the transaction at fair value including any noncontrolling interest of the acquired entity; recognize any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value based on the highest and best use by market participants for the asset as the measurement objective; and disclose information needed to evaluate and understand the nature and financial effect of the business combination. We expense direct transaction costs as incurred; capitalize in-process research and development costs, if any; and record a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. Any costs for business restructuring and exit activities related to the acquired company are included in the post-combination results of operations. Tax adjustments related to previously recorded business combinations, if any, will be recognized in the results of operations.
Accumulated Other Comprehensive Income
AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities, and net unrealized gains and losses on derivatives. AOCI, net of income taxes, consisted of the following (in millions):

	As of December 31,
	2012	2011
Foreign currency translation	$4	$3
Pension and other postretirement plan unrecognized net gain (loss)	2	(5)
Net unrealized gain on derivatives	—	2
Net unrealized gain on securities	1	1
Accumulated other comprehensive income	$7	$1
Derivative Instruments
We recognize derivative instruments on the balance sheet at their fair value. The Cash Conversion Option and Note Hedge are derivative instruments which are recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk. Changes in the fair value of the energy derivatives are recognized as a component of AOCI. For additional information, see Note 13. Derivative Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Pension and Postretirement Benefit Obligations
Our pension and other postretirement benefit plans are accounted for in accordance with accounting standards for defined benefit pension and other postretirement plans which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. In 2012, we terminated our pension plan. For additional information, see Note 16. Employee Benefit Plans.
Share Repurchases
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion and in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. Purchase price over par value for share repurchases are allocated to additional paid-in capital up to the weighted average amount per share recorded at the time of initial issuance of our common stock, with any excess recorded as a reduction to retained earnings.
Unpaid Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses (“LAE”) are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. We believe that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. During the year ended December 31, 2012, we transitioned our remaining insurance business to run-off and recorded losses of $7 million primarily relating to adverse loss development and reserve increases. However, such liability is based upon estimates which may change and there can be no assurance that the ultimate liability will not exceed such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations. The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in millions):

	As of December 31,
	2012	2011	2010
Net unpaid losses and LAE at beginning of year	$24	$25	$22
Incurred, net, related to:
Current year	5	9	10
Prior years	9	3	7
Total net incurred	14	12	17
Paid, net, related to:
Current year	(3)	(5)	(6)
Prior years	(6)	(8)	(8)
Total net paid	(9)	(13)	(14)
Net unpaid losses and LAE at end of year	29	24	25
Plus: Reinsurance recoverable on unpaid losses	22	10	9
Gross unpaid losses and LAE at end of year	$51	$34	$34
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassification
During the year ended December 31, 2012, we reclassified in our consolidated income statement for the year ended December 31, 2011 a $5 million non-cash write-off of capitalized development costs from other operating expenses to net write-offs to be consistent with presentation for the year ended December 31, 2012. For additional information, see Note 14. Supplementary Information. This change had no impact on total operating expenses, operating income or net income for the year ended December 31, 2011.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, Financial Accounting Standards Board (“FASB”) amended its disclosure requirements for those amounts reclassified out of accumulated other comprehensive income.  Entities are required to separately disclose each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income, and other amounts of current-period other comprehensive income.  Additional information will be required about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income.  These additional disclosure requirements will be required for reporting periods beginning after December 31, 2012 and will not have an impact on our consolidated financial statements.
In July 2012, the FASB issued an accounting standards update to simplify the testing of indefinite-lived intangible assets for impairment. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted this standard in the fourth quarter of 2012 in conjunction with our annual assessment. Consideration was given to the use of qualitative assessments for our existing indefinite-lived intangible assets; however, we performed a quantitative assessment during the fourth quarter of 2012 for our indefinite-lived intangible assets.
In December 2011, and as amended in January 2013, the FASB and International Accounting Standards Board (“IASB”) issued joint requirements related to balance sheet disclosures related to offsetting assets and liabilities. Entities are required to disclose both gross information and net information about instruments accounted for as derivatives which are offset as a result of meeting certain conditions or that are subject to an enforceable master netting agreement or similar agreement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). Disclosures are required to be retrospective for all comparative periods presented. We are required to adopt this standard for the first quarter of 2013. This accounting standard will not have an impact on our consolidated financial statements.

NOTE 3. BUSINESS DEVELOPMENT AND ACQUISITIONS
Our growth opportunities include: organic growth, new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of proforma financial information have not been presented.
Acquisitions
Delaware Valley Energy-from-Waste Facility
In December 2012, we acquired a 100% ownership interest in TIFD III-L LLC and subsequently changed the name of the company to Covanta Delaware Valley OP, LLC (the “Owner Participant”). The Owner Participant is the beneficiary of an established trust (the “Owner Trust”) that owns the Delaware Valley Resource Recovery Facility (“Delaware Valley”). Outstanding bonds totaling $64 million are secured by the rental obligations to the Owner Trust. The purchase price for the Owner Participant was $94 million in cash and was funded from cash on hand and available liquidity under our revolving credit facility. The Delaware Valley facility has processing capacity of approximately 2,700 tons per day and services Delaware County, PA and surrounding communities. We have operated Delaware Valley since our Ref-Fuel acquisition in 2005 through the lease which is scheduled to expire in 2019. Upon acquisition of Owner Participant, we have effectively settled our pre-existing rental obligation under the lease. The acquisition secures the ownership and long-term control of the large capacity, well-run facility in an attractive location.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The value of the pre-existing lease has been determined based upon current market conditions for similar properties (using level 3 information). The difference between the previously-recognized lease intangible and the fair value of the lease at acquisition of $44 million, pre-tax, was reflected as a gain on the settlement of a pre-existing relationship in net (gains) write-offs in the consolidated statements of income . The preliminary purchase price allocation is as follows (in millions):

Restricted funds held in trust - current	$19
Restricted funds held in trust	103
Property, plant and equipment	216
Goodwill	17
Total assets acquired	$355
Current liabilities	2
Current portion of project debt	23
Project debt	41
Deferred income taxes	59
Total liabilities assumed	$125
Net assets acquired	$230

Dade Energy-from-Waste Business
In 2010, we completed a transaction with Veolia Environmental Services North America Corp. in which we paid cash consideration of $128 million for an energy-from-waste business located in Florida. The operation acquired included a long-term operating contract with the respective municipal client.
Dade Metals Recycling Facility
In 2011, we acquired a metals processing facility located on our Dade EfW facility site. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.
Business Development, Long-term Contracts and Organic Growth
Alexandria/Arlington County Energy-from-Waste Facility
In 2012, we entered into a new tip fee contract with the City of Alexandria and Arlington County to provide for continued waste supply to our Alexandria EfW facility through 2025. This contract represents approximately 15% of the capacity at our Alexandria EfW facility. Both parties have the option to terminate the agreement in 2019. The agreement also provides the City of Alexandria and Arlington County with the option to extend the agreement to 2038.
Braintree Transfer Station
In 2012, we completed a major renovation project at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The town of Braintree extended the site lease agreement with the facility to 2030.
Bristol Energy-from-Waste Facility
In 2012, we entered into an agreement with our client municipalities at our Bristol EFW facility to amend the existing service fee agreement to a tip fee arrangement effective at the end of the current agreement which ends in June 2014 with the new agreement term ending in 2034. The client municipalities will provide approximately 50% of the facility's capacity.
Essex Energy-from-Waste Facility
In 2012, we entered into a series of agreements with the Port Authority of New York and New Jersey (“Port Authority”) and the New York City Department of Sanitation (“DSNY”) relating to our Essex energy-from-waste facility, including agreements which convert the service agreement with the Port Authority into a tip fee arrangement effective January 1, 2013 through 2032 and extend the lease (with renewal options) through 2052. DSNY will continue to utilize about half of the facility's disposal capacity under a new 20 year contract with the Port Authority.
We are planning significant capital improvements, at a cost estimated to be between approximately $75 to $100 million, at the Essex EfW facility, including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals. We are working closely with the New Jersey Department of Environmental Protection on all necessary permits and will install the state-of-the-art particulate emissions control system, called a baghouse, on each of the Essex facility's three combustion units.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Construction on the baghouse is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.
Fairfax County Energy-from-Waste Facility
In 2010, our service fee contract with Fairfax County was extended from 2011 to 2016 pursuant to a unilateral option held by the County. The terms of the contract remain unchanged under the extension; however, the project debt on the facility was repaid in February 2011, and since Fairfax County had previously paid debt service as a component of the service fee during the term of the original contract, the County will effectively retain the benefit of the debt repayment during the five year extension period.
Huntington Energy-from-Waste Facility
In December 2012, the two minority partners of the Huntington EfW facility each exercised their option to sell their respective interests in the facility to us, which increased our ownership interest to 100%. The transaction closed in January 2013, with a purchase price of approximately $14 million.
In 2010, our service fee contract with the Town of Huntington was extended from 2012 to 2019.
In 2010, for cash consideration of $2 million, we acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.
Long Island, New York Energy Agreements
In 2012, we entered into power purchase agreements with the Long Island Power Authority ("LIPA") for the sale of electric power from our Hempstead, Huntington, and Babylon energy-from-waste facilities, and the client community entered into a power purchase agreement with LIPA for the sale of electric power from the MacArthur energy-from-waste facility.  The agreements are retroactive to April 1, 2012 and have an initial term of five years with two, five-year renewal terms at the seller's option.  At Hempstead, revenue under the LIPA agreement is for our account. At Huntington and Babylon, which each have service fee (owned) structures, most of the revenue from their respective LIPA agreements will be retained by the client communities for the duration of their respective service agreements, both expiring in 2019. At MacArthur, a publicly-owned facility at which we have a service fee (operated) structure, most of the revenue under the LIPA agreement will be retained by the client community indefinitely.
Montgomery County Energy-from-Waste Facility
In 2012, we extended the service agreement to operate the Montgomery County EfW facility and Derwood transfer station, both publicly owned, from 2016 to 2021 on substantially the same terms as in the existing agreement.
Niagara Energy-from-Waste Facility
In 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract, combined with new and extended contracts entered in 2011, will increase the steam demand from our customer base and will require us to invest in capital expenditures in 2012 and 2013 to install a new natural gas package boiler and steam line to connect to our new customers.
Springfield Energy-from-Waste Facility
In 2012, we extended the service fee agreement with the City of Springfield for our Springfield EFW facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also includes an amendment to our contract relating to the ash landfill that is directly adjacent to the facility which will support our plan to build and operate a new metal recovery and recycling facility at the ash landfill.
Stanislaus Energy-from-Waste Facility
In 2012, we amended and extended our service fee agreement with the City of Modesto and the County of Stanislaus, California. The contract was amended to a tip fee agreement under which the City of Modesto and the County of Stanislaus will continue to supply nearly all the facility's waste through 2027.
Tulsa Energy-from-Waste Facility
In 2012, we extended a tip fee agreement for our Tulsa EfW facility with the City of Tulsa, Oklahoma from 2012 to 2022. The City of Tulsa will supply approximately one third of the facility's waste.
Union County Energy-from-Waste Facility
In 2011, we amended the waste disposal agreement and lease with the Union County Utilities Authority to extend their terms from 2023 to 2031 and to increase the Union County Utilities Authority’s waste disposal commitment to approximately 80% of the facility's capacity.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Wallingford Energy-from-Waste Facility
In 2010, we entered into new tip fee contracts for our Wallingford EfW facility which commenced upon expiration of the existing service fee contract. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.
Organic Growth Investments
In 2012, we invested approximately $27 million in various organic growth initiatives, including enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and/or reducing expenses, increasing metals recovery, and expanding our specialty waste disposal services, such as waste procurement and logistics, environmental services, metals recycling, e-waste recycling, and secure destruction services.
Development/Construction Projects
China Energy-from-Waste Facilities and Joint Ventures
We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. In 2009, we entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tons per day (“tpd”) energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million (approximately $26 million as of December 31, 2012) million in project financing which, together with available cash from existing operations, funded construction costs. The facility began processing waste during the second quarter of 2011.
We and Chongqing Iron & Steel Company (Group) Ltd. entered into an agreement to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we own a 49% equity interest in the project company. Construction commenced in 2009 and the facility began processing waste during the third quarter of 2011. The project company has obtained Rmb 460 million (approximately $73 million as of December 31, 2012) in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Ltd. until the third quarter of 2013.
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
Honolulu Energy-from-Waste Facility
We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase gross electricity capacity from 57 megawatts ("MW") to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project was a fixed-price construction contract which is funded and owned by the City and County of Honolulu. The expansion commenced commercial operations in third quarter of 2012.
Covanta TARTECH LLC Joint Venture
We own 50% of Covanta TARTECH LLC ("TARTECH") a joint venture with Germany-based TARTECH eco industries AG (“TARTECH eco”) for the recovery and recycling of metals from energy-from-waste ash monofills in North America. As of December 31, 2012, we have invested approximately $2 million in the joint venture. We will utilize a proprietary and highly specialized technology provided by TARTECH eco for recovering metals remaining in energy-from-waste facility ash that has been deposited in monofills. The technology maximizes the recovery of ferrous and non-ferrous material for recycling.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4. DISPOSITIONS
Dispositions and Other
Hartford Energy-from-Waste Facility
In May 2012, our contract with the Connecticut Resource Recovery Authority, under which we operated the boilers and turbines for the Hartford EfW facility, expired. The effect of the loss of revenues and related expenses from this contract is not material to our consolidated financial statements.
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
Discontinued Operations – Independent Power Production Facilities
In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production (“IPP”) facilities in the Philippines, India, and Bangladesh. In 2011, we completed the sale of our majority equity interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Samalpatti”) and our interests in a 106 MW (gross) heavy fuel-oil fired electric power generation facility in Tamil Nadu, India (“Madurai”). The Madurai assets sold included our entire interest in Covanta Madurai Operating Private Limited, which provided operation and maintenance services to the facility, as well as our approximately 77% ownership interest in the project company, Madurai Power Corporation Private Ltd. In 2011, we also completed the sale of our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. In April 2012, we completed the sale of our interest in a barge-mounted  126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh, the last of the four Asia fossil fuel IPP assets designated as assets held for sale. We have realized total net proceeds of approximately $268 million, net of transaction costs, for the sale of these four IPP assets.
The assets and liabilities associated with these businesses were presented in our consolidated balance sheets as “Current Assets Held for Sale” and “Current liabilities Held for Sale” in 2011. The results of operations of these businesses are included in the consolidated statements of income as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows.
The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$—	$84	$152
Operating (income) expenses, including net gain on disposal of assets held for sale (1)	$(3)	$54	$(134)
(Loss) income before income tax expense and equity in net income from unconsolidated investments	$(3)	$138	$20
Equity in net income from unconsolidated investments	$2	$8	$24
(Loss) income from discontinued operations, net of income tax expense of $1, $3 and $8, respectively	$(2)	$143	$36

(1)	During the years ended December 31, 2012, 2011 and 2010, we recorded a net after-tax (loss) gain on disposal of assets held for sale of $0, $119 million and $(8) million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The following table sets forth the assets and liabilities of the assets held for sale included in the consolidated balance sheets as of the dates indicated (in millions):

	As of December 31,
	2012	2011
Cash and cash equivalents	$—	$2
Accounts receivable	—	1
Investments in investees and joint ventures	—	15
Assets held for sale	$—	$18
Accrued expenses and other	$—	$3
Liabilities held for sale	$—	$3

NOTE 5. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
During the year ended December 31, 2012, we granted 778,724 restricted stock awards and 108,164 restricted stock units. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2012, we withheld 280,831 shares of our common stock in connection with tax withholdings for vested stock awards.
In 2012, we declared quarterly cash dividends totaling $0.60 per share and we repurchased 5.3 million shares of our common stock at a weighted average cost of $16.55 per share for an aggregate amount of approximately $88 million. In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million. In 2010, we declared a special cash dividend of $1.50 per share and we repurchased 6.1 million shares of our common stock at a weighted average cost of $15.56 per share for an aggregate amount of approximately $95 million.
As of December 31, 2012, there were 159 million shares of common stock issued of which 132 million shares were outstanding; the remaining 27 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2012, there were 2 million shares of common stock reserved and available for future issuance under equity plans.
As of December 31, 2012, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	For the Years Ended December 31,
	2012	2011	2010
Net income from continuing operations	$116	$79	$30
Net (loss) income from discontinued operations	(2)	140	32
Net income attributable to Covanta Holding Corporation	$114	$219	$62

Basic earnings per share:
Weighted average basic common shares outstanding	132	141	153
Continuing operations	$0.88	$0.56	$0.19
Discontinued operations	(0.01)	0.99	0.21
Covanta Holding Corporation	$0.87	$1.55	$0.40

Diluted earnings per share:
Weighted average basic common shares outstanding	132	141	153
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	1	1	1
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—
Weighted average diluted common shares outstanding	133	142	154
Continuing operations	$0.87	$0.56	$0.19
Discontinued operations	(0.01)	0.98	0.21
Covanta Holding Corporation	$0.86	$1.54	$0.40

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2
Restricted stock	—	—	—
Restricted stock units	—	—	—
Warrants	29	28	27

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.20. As of December 31, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Year Ended December 31, 2012:
Operating revenues	$1,603	$41	$1,644
Depreciation and amortization expense	$192	$3	$195
Net (gains) write-offs	$(57)	$11	$(46)
Operating income (loss)	$294	$(42)	$252
Interest expense, net	$46	$72	$118
Equity in net income from unconsolidated investments	$—	$10	$10
As of December 31, 2012:
Total assets (includes goodwill of $249 in the Americas segment)	$4,028	$498	$4,526
Capital additions	$116	$10	$126
Year Ended December 31, 2011:
Operating revenues	$1,608	$42	$1,650
Depreciation and amortization expense	$191	$2	$193
Net write-offs	$—	$5	$5
Operating income (loss)	$249	$(31)	$218
Interest expense, net	$38	$53	$91
Equity in net income from unconsolidated investments	$—	$5	$5
As of December 31, 2011:
Total assets (includes goodwill of $232 in the Americas segment)	$3,955	$430	$4,385
Capital additions	$100	$18	$118
Year Ended December 31, 2010:
Operating revenues	$1,541	$42	$1,583
Depreciation and amortization expense	$188	$2	$190
Net write-offs	$11	$23	$34
Operating income (loss)	$213	$(58)	$155
Interest expense, net	$42	$41	$83
Equity in net income from unconsolidated investments	$—	$2	$2

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our international assets.
Our operations are principally in the United States. See the list of projects for the Americas segment in Item 1. Business. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. A summary of operating revenues and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenues:
Year Ended December 31, 2012	$1,514	$130	$1,644
Year Ended December 31, 2011	$1,592	$58	$1,650
Year Ended December 31, 2010	$1,541	$42	$1,583

	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2012	$4,142	$—	$384	$4,526
As of December 31, 2011	$4,010	$18	$357	$4,385

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS
Waste, Service and Energy Contracts
Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives, which average approximately 23 years for the waste, service and energy intangible contract assets and 3 years for the waste and service intangible contract liabilities. Waste, Service and Energy contracts consisted of the following (in millions):

		As of December 31, 2012			As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	1 — 35 years	$620	$221	$399	$632	$198	$434
Waste and service contracts (liability)	1 — 4 years	$(126)	$(91)	$(35)	$(155)	$(79)	$(76)

 The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2012 included or expected to be included in our consolidated statement of income for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense) (1)
Year ended December 31, 2012	$36	$(12)
2013	$32	$(10)
2014	29	(10)
2015	26	(5)
2016	23	(5)
2017	15	(3)
Thereafter	274	(2)
Total	$399	$(35)
(1) See Note 14. Supplementary Information for Net (Gains) Write-offs discussion.
The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 8 years.

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2012			As of December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Lease interest and other	11 –17 years	$14	$3	$11	$85	$21	$64
Landfill (primarily ash)	1 - 5 years	18	16	2	18	14	4
Total amortizable intangible assets		32	19	13	103	35	68
Other intangibles	Indefinite	10	—	10	10	—	10
Intangible assets, net		$42	$19	$23	$113	$35	$78

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2012 expected to be included in our statements of income for each of the years indicated (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Annual Remaining Amortization	$3	$1	$1	$1	$1	$6	$13
Amortization Expense related to other intangible assets was $6 million for each of the years ended December 31, 2012, 2011, and 2010. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3 million for each of the years ended December 31, 2012, 2011, and 2010.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a quantitative and qualitative assessment as of October 1, 2012 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary. As of December 31, 2012, goodwill of approximately $38 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2010	$230
Goodwill related to the acquisition of the Dade metals recycling facility (See Note 3)	2

Balance as of December 31, 2011	$232
Goodwill related to acquisition of the Delaware Valley energy-from-waste facility (See Note 3)	17

Balance as of December 31, 2012	$249

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
As of December 31, 2012 and 2011, investments in investees and joint ventures accounted for under the equity method were as follows (dollars in millions):

	Ownership Interest as of December 31, 2012	2012	Ownership Interest as of December 31, 2011	2011
Pacific Ultrapower Chinese Station Plant (U.S.)	55%	$3	55%	$3
South Fork Plant (U.S.)	50%	1	50%	1
Koma Kulshan Plant (U.S.)	50%	6	50%	5
TARTECH (U.S.) (1)	50%	2	—%	—
Ambiente 2000 (Italy)	40%	1	40%	1
Sanfeng (China) (2)	40%	12	40%	12
Chengdu (China) (1)	49%	24	49%	21
Total investments		$49		$43
(1) See Note 3. Business Development and Acquisitions.
(2) See Note 4. Dispositions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2010, we adopted a plan to sell our interests in our fossil fuel independent power production facilities which included our interests in a 510 MW (gross) coal-fired electric power generation facility in the Philippines (“Quezon”). The Quezon assets sold consisted of our entire interest in Covanta Philippines Operating, Inc., which provided operation and maintenance services to the facility, as well as our 26% ownership interest in the project company, Quezon Power, Inc. For additional information, see Note 3. Business Development and Acquisitions and Note 4. Dispositions. The following is a summary of the unaudited results of operations and financial position of Quezon for the period of January 1, 2011 to March 25, 2011, the disposal date (in millions):

Condensed Statement of Operations for the period January 1 to March 25, 2011:
Revenues	$74
Operating income	$32
Net income	$15
Company’s share of net income	$4
Condensed Balance Sheet as of March 25, 2011:
Current assets	$161
Noncurrent assets	602
Total assets	$763
Current liabilities	$107
Noncurrent liabilities	249
Total liabilities	$356

NOTE 10. LEASES
Leases are primarily operating leases for leaseholds on energy-from-waste facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $29 million, $31 million, and $30 million, for the years ended December 31, 2012, 2011, and 2010, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Future Minimum Rental Payments	$22	$21	$21	$19	$18	$125	$226
Non-Recourse Portion of Future Minimum Rental Payments	$15	$15	$14	$13	$12	$104	$173
Future minimum rental payment obligations include $173 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $101 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $72 million is related to an energy-from-waste facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

NOTE 11. CONSOLIDATED DEBT
2012 Debt Refinancings
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
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. See Tax-Exempt Bonds discussion below.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31,
	2012	2011
LONG-TERM DEBT:
Revolving credit facility	$60	$—

Term loan	298	619
Debt discount related to Term loan	(1)	—
Term loan, net	297	619

Credit Facilities Sub-total	$357	$619

7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	—

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(42)	(67)
Cash conversion option derivative at fair value	105	49
3.25% Cash Convertible Senior Notes, net	523	442

1.00% Senior Convertible Debentures due 2027	—	25

Notes and Debentures Sub-total	$1,323	$867

4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$—

Total long-term debt	$2,015	$1,486
Less: current portion	(3)	(32)
Noncurrent long-term debt	$2,012	$1,454

PROJECT DEBT:
Americas project debt
3.00-7.00% Americas project debt related to Service Fee structures due 2013 through 2022	$223	$291
5.875% Americas project debt related to Tip Fee structures due 2013 through 2014	68	355
Unamortized debt premium, net	3	8
Total Americas project debt	294	654
Other project debt	23	26
Total project debt	317	680
Less: Current project debt (includes $1 and $3 of unamortized premium, respectively)	(80)	(147)
Noncurrent project debt	$237	$533

TOTAL CONSOLIDATED DEBT	$2,332	$2,166
Less: Current debt	(83)	(179)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,249	$1,987

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LONG-TERM DEBT
2012 Credit Facilities
The following is a comparison of our previously existing credit facilities and the 2012 Credit Facilities issued by our subsidiary, Covanta Energy (in millions):

	Credit Facilities As of December 31,
	2012	2011
Term loan	$300	$650
Revolving credit facility total capacity	$900	$300
Funded letter of credit facility	N/A	$320
Total capacity to issue letters of credit	$900	$520
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

Availability under Revolving Credit Facility
As of December 31, 2012, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of December 31, 2012	Outstanding Letters of Credit as of December 31, 2012	Available as of December 31, 2012
Revolving Credit Facility	$900	2017	$60	$256	$584
During the year ended December 31, 2012, we utilized $251 million of the Revolving Credit Facility, of which we subsequently repaid $191 million prior to the end of the period.
Repayment Terms
As of December 31, 2012, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$3	$3	$3	$3	$3	$3	$280	$298
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Credit Agreement Covenants
The loan documentation under the 2012 Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of December 31, 2012.
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

Senior Notes and Debentures
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or all of the 7.25% Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium.
Other terms and conditions of the 7.25% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described below under 6.375% Notes.
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
Interest for the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009 until they mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the 3.25% Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required Securities

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and Exchange Commission documents and reports or if the holders cannot freely trade the 3.25% Notes. When applicable, the contingent interest payable per $1,000 principal amount of 3.25% Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the 3.25% Notes. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2012.
Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 62.5216 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.99 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. The conversion rate for the 3.25% Notes was adjusted to its current level in connection the quarterly cash dividend payable on December 26, 2012 and became effective on December 14, 2012. We will not deliver common stock (or any other securities) upon conversion under any circumstances.
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
The 3.25% Notes are recognized as long-term debt in our consolidated financial statements. The difference between the face value of the 3.25% Notes ($460 million as of the date of issuance of the 3.25% Notes) and the amount recognized in the financial statements ($336 million as of the date of the issuance of the 3.25% Notes) is the debt discount ($124 million as of the date of the issuance of the 3.25% Notes) which is accreted to the 3.25% Notes over their life and recognized as non-cash convertible debt related expense. For the years ended December 31, 2012, 2011 and 2010, the pre-tax non-cash convertible debt related expense recognized in our consolidated statements of income related to the 3.25% Notes was $26 million, $24 million, and $21 million, respectively. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $29 million and $13 million for the years ended December 31, 2013 and 2014, respectively.
The 3.25% Notes are convertible into cash only, and therefore the cash conversion option that is part of the 3.25% Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124 million, which is recognized as long-term debt in our consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2012, the fair value of the Cash Conversion Option was $105 million. See Note 12. Financial Instruments and Note 13. Derivative Instruments for additional information regarding the Cash Conversion Option.
In connection with the issuance of 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes that may be required to be made by us upon the cash conversion of the 3.25% Notes. The Note Hedge consisted of our purchase for $112 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge was recorded as a noncurrent asset in our consolidated financial statements for $112 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2012, the fair value of the Note Hedge was $104 million. See Note 12. Financial Instruments and Note 13. Derivative Instruments for additional information regarding the Note Hedge.
We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the issuance of 3.25% Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the 3.25% Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54 million. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. As a result of cash dividends paid since the Warrants were issued, the conversion rate for the Warrants has been adjusted to $22.99 and a strike price of $22.20 which settle on a net share basis. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants were recorded as additional paid-in capital in our consolidated financial statements for $54 million. The Warrant transactions meet the definition of an equity derivative under current accounting principles because they were indexed to our common stock. As such, the Warrants were recorded at their fair value upon their issuance in 2009 within equity in our consolidated balance sheet and are not re-measured at fair value on a quarterly basis.
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
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. During the years ended December 31, 2012, 2011 and 2010, $25 million, $32 million and $317 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures.
Tax-Exempt Bonds
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. Approximately $7 million of financing costs were incurred which will be recognized over the term of the new debt, of which $3 million was expensed and $4 million will be recognized over the term of the new debt. Details of the new issues and redeemed project debt are as follows (dollars in millions):

Series	Amount	Maturity	Coupon	Use of Proceeds
Massachusetts Series 2012A	$20	2027	4.875%	New proceeds for qualifying capital expenditures in Massachusetts
Massachusetts Series 2012B	67	2042	4.875%	Redeem SEMASS project debt
Massachusetts Series 2012C	83	2042	5.25%	Redeem Haverhill project debt
Niagara Series 2012A	130	2042	5.25%	Redeem Niagara project debt
Niagara Series 2012B	35	2024	4.00%	Redeem Niagara project debt
	$335
We entered into a loan agreement with the Massachusetts Development Finance Agency under which they issued the Resource Recovery Revenue Bonds (the “Massachusetts Series” bonds in the table above) and loaned the proceeds of the Massachusetts Series bonds to us for the purposes of (i) financing qualifying capital expenditures at certain solid waste disposal facilities in Massachusetts and (ii) redeeming the outstanding principal balance of the SEMASS and Haverhill project debt.
We entered into a loan agreement with the Niagara Area Development Corporation under which they issued the Solid Waste Disposal Facility Refunding Revenue Bonds (the “Niagara Series” bonds in the table above) and loaned the proceeds of the Niagara Series bonds to us for the purpose of redeeming the outstanding principal balance of the Niagara project debt.
The Massachusetts Series bonds and the Niagara Series bonds are obligations of Covanta Holding Corporation, are guaranteed by Covanta Energy, and are not secured by project assets. Principal and interest on the Massachusetts Series bonds and the Niagara Series bonds are payable from the loan repayments received by the Massachusetts Development Finance Agency and Niagara Area Development Corporation, respectively, from us pursuant to the respective loan agreements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Massachusetts Series bonds and the Niagara Series bonds bear interest at the interest rates per annum set forth in the table above, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
Each of the loan agreements contains customary events of default, including failure to make any payments when due, failure to perform its covenants under the respective loan agreement, and the bankruptcy or insolvency. Additionally, each of the loan agreements contains cross-default provisions that relate to our other indebtedness. Upon the occurrence of an event of default, the unpaid balance of the loan under the applicable loan agreement will become due and payable immediately.
The Massachusetts Series bonds and the Niagara Series bonds contain certain terms including mandatory redemption requirements in the event that (i) the respective loan agreement is determined to be invalid, or (ii) the respective bonds are determined to be taxable. In the event of a mandatory redemption of the bonds, we will have an obligation under each respective loan agreement to prepay the respective loan in order to fund the redemption.
PROJECT DEBT
The maturities of long-term project debt as of December 31, 2012 are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$79	$57	$40	$17	$19	$102	$314	$(79)	$235
Premium	1	1	1	—	—	—	3	(1)	2
Total	$80	$58	$41	$17	$19	$102	$317	$(80)	$237
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
Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2012, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $780 million and restricted funds held in trust of approximately $183 million.
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. For details of the redeemed project debt, see Note 11. Consolidated Debt - Tax-Exempt Bonds.
In December 2010, one of our client communities refinanced project debt ($30 million outstanding) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $28 million tax exempt bonds bearing interest from 2% to 4% due in 2015 in order to pay down the existing project debt. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.
Other project debt includes $23 million due to financial institutions denominated in Rmb, relating to the construction of a 350 tpd energy-from-waste line in Taixing Municipality, in Jiangsu Province, People’s Republic of China. The debt bears a floating interest rate based on a 5% discount on the benchmark interest rate (for loans with repayment period terms of five years or more) announced by the People’s Bank of China. As of December 31, 2012, the benchmark interest rate is 6.55% and the interest rate applicable to the outstanding loan was 6.90%. The construction related debt is payable in scheduled annual installments until 2019. The entire debt is secured by the project assets for the entire term of the loan and is backed by a guarantee from Covanta Energy Asia Pacific Holdings, Limited (China) effective until one year after maturity date of the loan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Loss on Extinguishment of Debt
The components of loss on extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
2012 Credit Facility refinancing (1)	$2	$—	$—
2012 Project Debt refinancing (2)	1	—	—
Tender offer to purchase outstanding Debentures (3)	—	1	15
Total loss on extinguishment of debt	$3	$1	$15

(1)	Comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. See 2012 Credit Facilities discussion above.

(2)
Comprised of the write-off of financing costs in connection with the new tax-exempt bonds, offset by the write-off of unamortized premiums on the previously existing financing arrangements. See Tax-Exempt Bonds discussion above.

(3)
Comprised of the difference between the fair value and carrying value of the liability component of the Debentures tendered, a write-off of deferred financing costs and fees incurred in conjunction with the tender offer.

 In 2010, we also reduced additional paid-in-capital by $8 million, pre-tax, which represented the difference between the amount paid in the tender offer and the fair value of the liability.
Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $8 million, $6 million, and $7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 12. FINANCIAL INSTRUMENTS
Fair Value Measurements
Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then significant other observable inputs (Level 2 inputs) and the lowest priority to significant unobservable inputs (Level 3 inputs). The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2012. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The following financial instruments are recorded at their estimated fair value. The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2012 and 2011:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2012	2011
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$240	$225
Money market funds	1	6	7
Total cash and cash equivalents:		246	232
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	2	5
Money market funds	1	64	119
U.S. Treasury/Agency obligations (1)	1	125	15
State and municipal obligations	1	11	7
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	12	45
Total restricted funds held in trust:		214	191
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	5	5
Money market funds (3)	1	8	7
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		14	13
Investments:
Mutual and bond funds (2)	1	2	2
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	6	8
Residential mortgage-backed securities (4)	1	11	7
Other government obligations (4)	1	5	3
Corporate investments (4)	1	14	13
Equity securities (3)	1	3	1
Total investments:		41	34
Derivative Asset — Note Hedge	2	104	47
Derivative Asset — Energy Hedges	2	—	3
Total assets:		$619	$520
Liabilities:
Derivative Liability — Cash Conversion Option	2	$105	$49
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	1	—
Total liabilities:		$106	$49

The following financial instruments are recorded at their carrying amount.

	As of December 31, 2012		As of December 31, 2011
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$283	$283	$277	$277
Liabilities:
Long-term debt	$2,015	$2,081	$1,486	$1,470
Project debt	$317	$329	$680	$693

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the consolidated balance sheets.

(5)	Includes $27 million and $17 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

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
As of December 31, 2012 and 2011, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of comprehensive income was not material for the years ended December 31, 2012, 2011 and 2010, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of December 31, 2012
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$5	$5
Over one year to five years	15	15
Over five years to ten years	16	16
More than ten years	—	—
Total fixed maturities	$36	$36

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 31% and 22% of the total fixed maturities as of December 31, 2012 and December 31, 2011, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of December 31, 2012 and 2011, the aggregate losses from temporarily impaired investments were less than $1 million. As of December 31, 2012, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of December 31, 2012		As of December 31, 2011
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$1	1	$—	—
Residential mortgage-backed securities	9	12	4	5
Other government obligations	—	1	1	2
Corporate bonds	1	3	6	17
Total fixed maturities	11		11
Equity securities	1	8	—	6
Total temporarily impaired investments	$12		$11

NOTE 13. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of income (in millions).

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2012	2011
Asset Derivatives:
Note Hedge	Other noncurrent assets	$104	$47
Liability Derivatives:
Cash Conversion Option	Long-term debt	$105	$49
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2012	2011	2010
Note Hedge	Non-cash convertible debt related expense	$57	$(65)	$(11)
Cash Conversion Option	Non-cash convertible debt related expense	(56)	67	12
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$1	$2	$1

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
 We expect the gain or loss associated with changes to the valuation of the note hedge to substantially offset the gain or loss associated with changes to the valuation of the cash conversion option. However, they will not be completely offsetting as a result of changes in the credit valuation adjustment related to the note hedge. Our most significant credit exposure arises from the note hedge. The fair value of the note hedge reflects the maximum loss that would be incurred should the option counterparties fail to perform according to the terms of the note hedge agreement. See Note 11. Consolidated Debt for specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the 3.25% Notes.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2012, the fair value of the energy derivatives of $1 million, pre-tax, was recorded as a current liability and as a component of AOCI.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14. SUPPLEMENTARY INFORMATION
Waste and Service Revenues

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)
Waste and service revenues unrelated to project debt	$964	$954	$903
Revenue earned explicitly to service project debt - principal	39	43	60
Revenue earned explicitly to service project debt - interest	8	11	18
Total waste and service revenues	$1,011	$1,008	$981
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
Operating Costs
Other operating expenses
The components of other operating expenses are as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Construction costs	$141	$143	$101
Insurance subsidiary operating expenses (1)	16	16	23
Pension plan settlement expense (2)	11	—	—
Gain on sale of business	—	(9)	—
Insurance recoveries (3)	(7)	(5)	(1)
Foreign exchange gain	(1)	(5)	(1)
Other	(4)	(2)	(2)
Total other operating expenses	$156	$138	$120

(1)
Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs. During the year ended December 31, 2012, we transitioned our remaining insurance business to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases.

(2)	In 2012, we terminated our pension plan. For additional information, see Note 16. Employee Benefit Plans.

(3)	See Stanislaus Energy-from-Waste Facility discussion below.
Stanislaus Energy-from-Waste Facility
In January 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. The facility began to generate electricity during the fourth quarter of 2012 and is fully operational. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. During 2012, we received insurance recoveries of approximately $11 million under applicable insurance policies.  Approximately $2 million of the insurance recoveries offset the write-down of assets for the repair and reconstruction of the turbine and property, $2 million was recorded as reductions to plant operating expenses and other operating expenses and $7 million was recorded as a gain from insurance recoveries in our consolidated statements of income.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net (Gains) Write-offs
The components of net (gains) write-offs are as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Americas segment:
Write-off of intangible liability (1)	$(29)	$—	$—
Write-off of renewable fuels project (2)	16	—	—
Net gain related to lease termination (3)	(44)	—	—
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (4)	—	—	7
Write-off of other assets (5)	—	—	4
Other:
Development costs (6)	11	5	—
Write-off of capitalized costs related to the Dublin development project (7)	—	—	23
Total net (gains) write-offs	$(46)	$5	$34

(1)
During 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Note 3. Business Development and Acquisitions.

(2)
During 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(3)
During 2012, we recorded a net gain related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition. For additional information, see Note 3. Business Development and Acquisitions.

(4)	See Harrisburg Energy-from-Waste Facility discussion below.

(5)
During 2010, we recorded a non-cash impairment charge of $4 million which is comprised primarily of the write-down of real estate for our corporate office and certain project assets to estimated fair value.

(6)
During 2012, we recorded a non-cash write-off of $11 million of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom. During 2011, we recorded a non-cash write-off of $5 million of capitalized development costs and land related to a development project which we ceased to pursue in the United Kingdom.

(7)	See Dublin Joint Venture discussion below.
Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders' rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City's guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In October 2011, the City of Harrisburg filed for protection under the bankruptcy laws. In November 2011, the bankruptcy court dismissed the filing as prohibited under state law, and the City appealed the dismissal. The City's appeal was denied in February 2012. In June 2012, the Lancaster County Solid Waste Management Authority was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. We intend to continue to pursue our lawsuit in parallel with efforts to work with the Office of the Receiver for the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dublin Joint Venture
In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project was expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired in September 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the project issues while we also pursue project financing. We recorded a non-cash impairment charge of $23 million, pre-tax, during the year ended December 31, 2010, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value). This charge was comprised of the entire capitalized pre-construction and construction costs for the project, net of approximately $8 million in recoverable assets net of liabilities, of which approximately $4 million remain on the consolidated balance sheet as of December 31, 2012 and primarily related to recoverable premiums under project insurance.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Debt discount accretion related to the 3.25% Notes	$26	$24	$21
Debt discount accretion related to the Debentures	—	3	19
Fair value changes related to the cash convertible note hedge	(57)	65	11
Fair value changes related to the cash conversion option derivative	56	(67)	(12)
Total non-cash convertible debt related expense	$25	$25	$39
Other Income (Expense), Net
For the year ended December 31, 2012, other income (expense), net included a $3 million foreign currency gain related to intercompany loans. For the year ended December 31, 2011, other income (expense), net included a $15 million expense for a liability to pre-petition claimants and a $4 million foreign currency loss related to intercompany loans. See Note 15. Income Taxes for additional information related to the liability to pre-petition claimants.

Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2012	2011
Note Hedge (see Note 11)	$104	$47
Prepaid expenses	67	86
Land use rights and capitalized development costs	58	65
Other noncurrent receivables	27	17
Reinsurance recoverable on unpaid losses (see Note 1)	22	10
Other	65	40
Total other noncurrent assets	$343	$265
Operating expenses, payroll and related expenses	$130	$121
Accrued liabilities to client communities	23	27
Interest payable	17	12
Dividends payable	1	11
Other	34	40
Total accrued expenses and other current liabilities	$205	$211

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15. INCOME TAXES
We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Current:
Federal	$4	$(12)	$(11)
State	8	6	13
Foreign	3	4	2
Total current	15	(2)	4
Deferred:
Federal	11	22	38
State	—	8	(17)
Foreign	—	—	(1)
Total deferred	11	30	20
Total income tax expense	$26	$28	$24
Domestic and foreign pre-tax income was as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Domestic	$141	$121	$89
Foreign	(7)	(14)	(32)
Total	$134	$107	$57
The effective income tax rate was 19.3%, 26.8%, and 41.1% for the years ended December 31, 2012, 2011, and 2010 respectively. The decrease in the effective tax rate for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to the impact in 2012 of the net gain on the settlement of the pre-existing lease, not recognized for tax, resulting from the Delaware Valley EfW acquisition. For additional information, see Note 3. Business Development and Acquisitions. The decrease in the effective tax rate for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily a result of the release of the liability for uncertain tax positions related to the lapse of the statute of limitations with respect to tax issues arising at the time Covanta Energy emerged from bankruptcy.
A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Income tax expense at the federal statutory rate	$47	$37	$20
State and other tax expense	8	8	(2)
Change in valuation allowance	—	(3)	(2)
Grantor trust income (loss)	1	1	(2)
Subpart F income and foreign dividends	1	1	1
Tax impact of Dublin impairment	—	—	8
Tax rate differential on foreign earnings	5	9	4
Production tax credits/R&E tax credits	(5)	(5)	(5)
Liability for uncertain tax positions	3	(22)	(2)
Stock-based compensation	—	—	4
Non-deductible expense incurred to pre-petition claimants from Covanta Energy’s bankruptcy	—	5	—
Below market lease write-off	(33)	—	—
Other, net	(1)	(3)	—
Total income tax expense	$26	$28	$24

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of the end of 2012. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2023	$22
2024	—
2025	—
2026	2
2027	—
2028	332
2029	—
2030	35
2031	1
$392
In addition to the consolidated federal NOLs, as of December 31, 2012, we had state NOL carryforwards of approximately $303 million, which expire between 2012 and 2031, net foreign NOL carryforwards of approximately $29 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $48 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $34 million.
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2012	2011
Deferred Tax Assets:
Loss reserve discounting	$2	$2
Capital loss carryforward	—	2
Net operating loss carryforwards	43	50
Accrued expenses	16	17
Prepaids and other costs	25	27
Deferred tax assets attributable to pass-through entities	10	10
Other	2	3
AMT and other credit carryforwards	55	51
Total gross deferred tax asset	153	162
Less: valuation allowance	(34)	(22)
Total deferred tax asset	119	140
Deferred Tax Liabilities:
Unbilled accounts receivable	14	18
Property, plant and equipment	588	528
Intangible assets	67	65
Deferred tax liabilities attributable to pass-through entities	68	75
Accrued original issue discount and related deferral on convertible debt	32	36
Prepaid expenses	22	22
Other, net	2	—
Total gross deferred tax liability	793	744
Net deferred tax liability	$(674)	$(604)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We employ the permanent reinvestment exception whereby we do not provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $324 million and $359 million as of December 31, 2012 and 2011, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes for 2012 and 2011. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $17 million for both 2012 and 2011.
 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2009	$131
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	—

Balance at December 31, 2010	$130
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	5
Reductions for lapse in applicable statute of limitations	(19)
Reductions for tax positions of prior years	—

Balance at December 31, 2011	$119
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	6
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—

Balance at December 31, 2012	$124

The uncertain tax positions, exclusive of interest and penalties, were $124 million and $119 million as of December 31, 2012 and December 31, 2011, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
For the year ended December 31, 2011, the income tax provision included a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. Since March 2004, we had held $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the year ended December 31, 2011. As of December 31, 2012, $12 million of the noncurrent funds were paid to claimants and $3 million of these funds were reclassified to other current assets on our consolidated balance sheet and are expected to be paid to third party claimants. The remaining $5 million was reclassified to cash and cash equivalents on our consolidated balance sheet as of December 31, 2011.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2012 and 2011, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million and $2 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not previously deemed an exposure. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The IRS is currently auditing our tax returns for the years 2004 through 2009, which includes years during the carryforward period including returns in which some of the losses giving rise to the NOLs that were reported. In connection with this audit, the IRS has proposed certain adjustments to our 2008 tax return.  We do not believe such proposed adjustments are consistent with applicable rules, and we intend to challenge them through the IRS's administrative appeals procedures.  If we are unsuccessful in challenging such adjustments, some portion of the NOLs would not be available to offset consolidated taxable income, and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.
Our NOLs predominantly arose from our predecessor insurance entities, formerly named Mission Insurance Group, Inc., (“Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980's. The amount of NOLs available to us will be reduced by any taxable income or increased by any taxable losses generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.
In January 2006, we executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), settled matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. These included the treatment of certain claims against the grantor trusts which were entitled to distributions of an aggregate of 1.6 million shares of our common stock issued to the California Commissioner in 1990 under existing agreements entered into at the inception of the Mission insurance entities’ reorganization.
Pursuant to a claims evaluation process overseen by the Conservation and Liquidation Office, all claim holders entitled to receive distributions of shares of our common stock from the California Commissioner were identified. As a result of this process, approximately $1 billion in claims were approved pursuant to orders of the Mission Court. As part of the wind down process and final claims evaluation by the Conservation and Liquidation Office, and in accordance with the parties’ contractual obligations and the requirements of the Internal Revenue Code governing such exchanges of stock for debt, the California Commissioner distributed shares of our common stock in settlement of these claims. This distribution, which is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, was conducted in December 2008 pursuant to orders of the Mission Court. These events resulted in our recognition of $515 million of additional NOLs in 2008, or a deferred tax asset of $180 million. Of this $180 million deferred tax asset, $111 million was previously recognized on the balance sheet.
The Director of the Division of Insurance of the State of Missouri (the “Missouri Director”) administers the balance of the grantor trusts relating to the Mission Insurance entities, and we have made arrangements for distribution of the remaining 0.2 million shares of our common stock by the Missouri Director to claimants of the Missouri grantor trusts. Such shares were distributed to claimants during the fourth quarter of 2012.
While we cannot predict what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, substantial actions toward such final administration have been taken and we believe that neither arrangements with the California Commissioner of Insurance nor the final administration by the Missouri Director will result in a material reduction in available NOLs.
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
Our insurance subsidiary has a defined benefit plan that has had its service credits frozen since December 31, 2001. Since that date, participants’ cash balance accounts have only been increased by interest credits. In September 2010, we filed a single employer plan termination form with the Pension Benefit Guaranty Corporation (“PBGC”) and a request for a Determination Letter upon Plan Termination with the IRS to terminate the plan effective August 1, 2010. A favorable Determination Letter was received

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the IRS on October 1, 2012 and all vested benefits due to eligible participants were distributed. The employees of our insurance subsidiary currently participate in a defined contribution retirement plan.
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $15 million, $15 million, and $16 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
In 2011, we informed employees who were eligible participants in the pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. The IRS approved the pension plan termination during the fourth quarter of 2012. Employees were given two disbursement elections, either a lump sum payment or an annuity option. During the fourth quarter of 2012, a lump sum payment of $62 million was made to participants, which represents 72% of plan participants and 68% of the total potential lump sum amounts available. During the fourth quarter of 2012, we incurred a pension plan settlement expense of $11 million which was recorded as other operating expenses in our consolidated results of operations. Participants choosing the annuity are expected to be paid in the first half of 2013, pending administrative procedures.
Assumptions
Costs and the related obligations and assets arising from the pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. In prior years, the discount rate was determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. For the year ended December 31, 2012, the discount rate for the pension plan is based on reference to year-end annuity rates being charged by third-party insurance companies. The actual settlement amount will be based on future market performance, such as the interest rate at the final settlement and actual return on plan assets. We record a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using the discount rate) exceeded the fair value of pension assets. The discount rate and net gain (loss) recognized are as follows:

	Discount Rate	Net Gain (Loss) Recognized in AOCI	Net Gain (Loss) Net of Tax, Recognized in AOCI
	(dollars in millions)
Year Ended December 31, 2012	3.05%	$11	$7
Year Ended December 31, 2011	4.30%	$(13)	$(8)
Year Ended December 31, 2010	5.50%	$(4)	$(3)
An annual rate of increase of 8.0% in the per capita cost of health care benefits was assumed for 2012 for covered employees. An average increase of 7.5% was assumed for 2013. The average increase is then projected to gradually decline to 5.0% in 2018 and remain at that level. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (less than $0.5 million) effect on either total service and interest cost components or postretirement benefit obligations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligation and Funded Status
The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in millions, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$102	$82	$7	$6
Service cost	—	—	—	—
Interest cost	4	4	—	1
Amendments	—	—	—	—
Actuarial loss	5	18	1	1
Benefits paid	(65)	(2)	(1)	(1)
Benefit obligation at end of year	$46	$102	$7	$7
Change in plan assets:
Plan assets at fair value at beginning of year	$87	$78	$—	$—
Actual return on plan assets	10	10	—	—
Contributions	9	1	1	1
Benefits paid	(65)	(2)	(1)	(1)
Plan assets at fair value at end of year	$41	$87	$—	$—
Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(5)	$(15)	$(7)	$(7)
Unrecognized net gain	—	—	—	—
Net amount recognized	$(5)	$(15)	$(7)	$(7)
Accumulated other comprehensive (income) loss recognized:
Net actuarial loss (gain)	$7	$19	$(2)	$(3)
Net prior service credit	(10)	(10)	—	—
Total as of December 31, 2012	$(3)	$9	$(2)	$(3)
Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	4.30%	5.50%	4.30%	5.50%
Expected return on plan assets	4.75%	6.75%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	3.05%	4.30%	3.20%	4.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $6 million, $6 million and $0, respectively as of December 31, 2012 and $102 million, $102 million, and $87 million, respectively as of December 31, 2011.
For the pension plans with accumulated benefit obligations less than plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $40 million, $40 million and $41 million, respectively, as of December 31, 2012 and were each $0 as of December 31, 2011.
As of December 31, 2012, we estimate that the future benefits payable over the next ten years for the retirement and postretirement plans in place are $44 million for Pension Benefits, $5 million for Other Benefits (Net of Medicare Part D Subsidy) and $0 for Attributable to Medicare Part D Subsidy.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components:

	Pension Benefits		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:	(In millions)
Service cost	$—	$—	$—	$—
Interest cost	4	4	—	1
Expected return on plan assets	(4)	(5)	—	—
Amortization of net prior service cost	—	—	—	—
Amortization of net actuarial gain	—	—	—	(1)
Net periodic benefit cost	—	(1)	—	—
Settlement cost	11	—	—	—
Final net periodic benefit cost	$11	$(1)	$—	$—
Plan Assets
Plan assets had a fair value of $41 million and $87 million as of December 31, 2012 and 2011, respectively.
In prior years, the discount rate was determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. For the year ended December 31, 2012, the discount rate for the pension plan is based on reference to year-end annuity rates being charged by third-party insurance companies. The actual settlement amount will be based on future market performance, such as the interest rate at the final settlement and actual return on plan assets.  With this in mind, we have concentrated the plan assets in short-term securities in order to reduce near-term volatility in asset values, as well as to hedge more effectively against changes in the estimated termination liability, which will be calculated based on prevailing interest rates that the time of termination.
 The following sets forth the types of assets measured at fair value and a brief description of the valuation technique for each asset type:

Type of Fund	Types of Investments	Valuation Technique
U.S. Bond Funds	Funds comprised of domestic fixed income securities.	Securities are priced by a third-party evaluation service using inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads.
Short-Term Funds	Portfolios comprised of short-term securities.	Securities are valued initially at cost and thereafter adjusted for amortization of any discount or premium, i.e. amortized cost, which approximates fair value.
The fair value of pension plan assets, by asset category, is as follows (in millions):

		Fair Value Measurements as of December 31,
	Fair Value Measurement Level (1)	2012	2011
U.S. Bonds (2)	2	$—	$85
Short-term securities (3)	2	41	2
Total pension plan assets, at fair value		$41	$87

(1)	Fair Value measures utilizing Level 2 (Significant Other Observable Inputs) measurements.

(2)
As of December 31, 2012 and 2011, approximately 0% and 97%, respectively, of the pension plan assets are in U.S. Bond Funds held in trusts, which are primarily invested in U.S. Government obligations, U.S. Agency securities and corporate debt securities with an investment grade of A or better.

(3)	As of December 31, 2012 and 2011, approximately 100% and 3% of the pension plan assets are in Short-term securities.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17. STOCK-BASED AWARD PLANS
Stock-Based Award Plans
We adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”) (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004.
The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) restricted stock units, (c) incentive stock options, (d) non-qualified stock options, (e) stock appreciation rights, (f) performance awards, or (g) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a standalone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 12,000,000 under the Employees Plan and 700,000 under the Directors Plan. The maximum number of shares that may be granted to any participant in any calendar year is 250,000 shares of restricted stock, 250,000 restricted stock units or performance shares and options to purchase 650,000 shares of our common stock.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2012, the average forfeiture rates were 12% for restricted stock awards and 15% for stock options and restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2012
	Total Compensation Expense for the Years Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2012	2011	2010
Restricted Stock Awards	$13	$14	$13	$7	1
Restricted Stock Units	$4	$3	$2	$2	2
Stock Options	$—	$1	$2	$—	—
Restricted Stock Awards
Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period. The fair value of shares vested during the year was $12 million.
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
During the year ended December 31, 2012, we awarded certain employees 719,566 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2013, 2014, and 2015.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	As of December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,435	$16.54	1,392	$17.35	1,130	$19.72
Granted	779	$16.22	765	$16.61	943	$16.41
Vested	(727)	$16.52	(654)	$18.35	(522)	$20.66
Forfeited	(69)	$16.38	(68)	$16.60	(159)	$17.76
Nonvested at the end of the year	1,418	$16.38	1,435	$16.54	1,392	$17.35
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
Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	As of December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,004	$16.64	968	$16.64	—	$—
Granted	108	$16.24	36	$16.57	1,085	$16.64
Vested	(96)	$16.64	—	$—	—	$—
Forfeited	—	$—	—	$—	(117)	$16.64
Nonvested at the end of the year	1,016	$16.59	1,004	$16.64	968	$16.64
Stock Options
We have also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years . We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. During the years ended December 31, 2012, 2011 and 2010, we did not grant options to purchase shares of common stock to employees or directors.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the 1995 Plan, the remaining 70,000 options for shares as of December 31, 2010 were exercised in 2010 at a weighted average exercise price of $3.06. There are no remaining outstanding options for shares under the 1995 Plan since 2010. The following table summarizes activity and balance information of the options under the 2004 Stock Option Plan:

	As of December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2004 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	2,052	$18.24	2,264	$18.04	2,681	$18.83
Granted	—	$—	—	$—	—	$—
Exercised	(263)	$6.21	(68)	$5.93	(219)	$6.30
Expired	—	$—	(144)	$20.84	(54)	$22.41
Forfeited	—	$—	—	$—	(144)	$23.04
Outstanding at the end of the year	1,789	$20.01	2,052	$18.24	2,264	$18.04
Options exercisable at year end	1,750	$19.90	1,469	$17.09	1,354	$15.97
Options available for future grant	2,395		3,282		4,082

As of December 31, 2012, options for shares were in the following price ranges (in thousands, except years and per share amounts):

			Weighted Average Remaining Contractual Life (Years)
	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$5.93	76	$5.93	1.8	76	$5.93
$11.40	80	$11.40	2.7	80	$11.40
$20.52	1,403	$20.52	4.2	1,403	$20.52
$23.30 — $26.84	230	$24.57	5.4	191	$24.53
	1,789			1,750

The total received from the exercise of stock options was approximately $2 million, less than $1 million, and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2012, 2011 and 2010 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no additional paid-in capital pool available to offset these reduced tax benefits.
The aggregate intrinsic value as of December 31, 2012 for options exercisable was $2 million for options outstanding and options vested and $0 for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2012 (December 31, 2012). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2012, 2011, and 2010 was $3 million, $1 million, and $3 million, respectively.
As of December 31, 2012, there were options to purchase 2 million shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $20.01. The fair value of options vested during the years ended December 31, 2012, 2011, and 2010 was $9 million, $6 million, and $7 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18. RELATED-PARTY TRANSACTIONS
One member of our current Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. The amounts we paid this law firm were approximately $0.2 million, $3 million, and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.

NOTE 19. COMMITMENTS AND CONTINGENCIES
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
We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, we may be exposed to joint and several liabilities for remedial action or damages. Our liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of acquired or divested operations, the contractual arrangement with the seller or purchaser of such operations.
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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County ("Superior Court") against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. The Superior Court litigation is presently stayed pending consideration of a proposed settlement by the parties. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.
California Matter. On March 5, 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. It is our understanding that the investigation is focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorneys’ investigation. We do not believe that the investigation or any matters arising therefrom will have a material adverse effect on our consolidated financial position or results of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

North Carolina Transformer Site Matter. In a letter from the EPA dated December 19, 2012, our subsidiary, Covanta Dade Power Corp. (“Dade”) was named as a PRP, along with numerous other unidentified PRPs, relating to the cleanup of the Ward Transformer Superfund Site in Raleigh, North Carolina (“Ward Site”). Dade's alleged liability as a PRP stems from the 1994 servicing at the Ward Site of a transformer alleged to have contained PCB-contaminated oil. EPA is seeking reimbursement from PRPs for its oversight costs in connection with ongoing cleanup activities at the Ward Site. While our investigation in this matter is continuing, based on information obtained to date, we believe Dade's responsibility, if any, in connection with this matter to be de minimis; however, it is not possible at this time to estimate the range of possible loss relating to Dade's ultimate liability, if any, in this matter.
Other Matters
Other commitments as of December 31, 2012 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$256	$5	$251
Surety bonds	345	—	345
Total other commitments — net	$601	$5	$596
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
The surety bonds listed on the table above relate primarily to performance obligations ($331 million) and support for closure obligations of various energy projects when such projects cease operating ($14 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
For specific criteria related to redemption features of the 6.375% Notes, refer to Note 11. Consolidated Debt.
For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes and the 3.25% Notes, refer to Note 11. Consolidated Debt.
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
We are planning significant operational improvements, at a cost estimated to be between approximately $75 to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation. For additional information, see Note 3. Business Development and Acquisitions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 20. QUARTERLY DATA (UNAUDITED)
The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of income (in millions, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenue	$392	$377	$410	$411	$412	$432	$430	$430
Operating income (loss)	$3	$(2)	$56	$53	$81	$87	$112	$80
(Loss) income from continuing operations	$(11)	$(14)	$19	$18	$27	$51	$83	$29
Income (loss) from discontinued operations	$—	$149	$(2)	$2	$—	$(7)	$—	$(1)
Net (loss) income	$(11)	$135	$17	$20	$27	$44	$83	$28
Net (loss) income attributable to Covanta Holding Corporation	$(12)	$133	$18	$18	$26	$42	$82	$26

(Loss) Earnings per share:
Basic:
Continuing operations	$(0.09)	$(0.09)	$0.15	$0.12	$0.20	$0.35	$0.63	$0.20
Discontinued operations	—	1.00	(0.01)	0.01	—	(0.05)	—	(0.01)
Covanta Holding Corporation	$(0.09)	$0.91	$0.14	$0.13	$0.20	$0.30	$0.63	$0.19

Diluted:
Continuing operations	$(0.09)	$(0.09)	$0.15	$0.12	$0.19	$0.35	$0.62	$0.20
Discontinued operations	—	1.00	(0.01)	0.01	—	(0.05)	—	(0.01)
Covanta Holding Corporation	$(0.09)	$0.91	$0.14	$0.13	$0.19	$0.30	$0.62	$0.19

Cash dividend declared per share:	$0.15	$0.075	$0.15	$0.075	$0.15	$0.075	$0.15	$0.075

NOTE 21. SUBSEQUENT EVENT
Huntington Energy-from-Waste Facility
In December 2012, the two minority partners of the Huntington EfW facility each exercised their option to sell their respective interests in the facility to us, which increased our ownership interest to 100%. The transaction closed in January 2013, with a purchase price of approximately $14 million.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2012 – Reserves for doubtful accounts (1)	$5	$2	$—	$1	$6
2011 – Reserves for doubtful accounts (1)	$3	$2	$—	$—	$5
2010 – Reserves for doubtful accounts (1)	$3	$3	$—	$3	$3

(1)	Reserves for doubtful accounts are primarily current assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2012 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 128. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 129. Management has concluded that internal control over financial reporting is effective as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 129 of this report on Form 10-K for the year ended December 31, 2012.

/s/ Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/ Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

February 15, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
February 15, 2013

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.
Equity Compensation Plans
The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock and Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plan as of December 31, 2012. Upon adoption of the 2004 Stock and Incentive Plans, future issuances under the 1995 Stock and Incentive Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	1,789,197	$20.01	2,761,240
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	1,789,197	$20.01	2,761,240

(1)	Of the 2,761,240 shares that remain available for future issuance, 2,394,789 shares are currently reserved for issuance under the equity compensation plans.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements, for the years ended December 31, 2012, 2011, and 2010
Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2012, 2011, and 2010

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

(3)	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description
Underwriting Agreement.

1.1†	Underwriting Agreement, dated March 8, 2012 between the Registrant and Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters.

1.2†
Underwriting Agreement, dated November 2, 2012, by and among Covanta Holding Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative and on behalf of the several underwriters named therein, the Massachusetts Development Finance Agency and Covanta Energy Corporation.

1.3†
Underwriting Agreement, dated November 2, 2012, by and among Covanta Holding Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative and on behalf of the several underwriters named therein, the Niagara Area Development Corporation and Covanta Energy Corporation.

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

4.9†	Third Supplemental Indenture dated as of March 19, 2012 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Note).

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

10.15†
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

10.16†
Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.17†
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

10.18†
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

10.19†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).

10.20†
Credit and Guaranty Agreement, dated as of March 28, 2012, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank plc, Credit Agricole Corporate and Investment Bank and JPM Chase Bank, N.A., as Co-Documentation Agents Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.21†
Pledge and Security Agreement, dated as of March 28, 2012, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.22†
Pledge Agreement, dated as of March 28, 2012, between Covanta Holding Corporation and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.23†
Intercompany Subordination Agreement, dated as of March 28, 2012, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as non-guarantor subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.24†
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

10.25†
Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.26†
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

10.29†
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

10.32†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Massachusetts Development Finance Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.33†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.34†
Guaranty Agreement, dated as of November 1, 2012, by and between Covanta Energy Corporation and Wells Fargo Bank, National Association Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.35†
Guaranty Agreement, dated as of November 1, 2012, by and between Covanta Energy Corporation and Wells Fargo Bank, National Association Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

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
Date: February 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013

/S/ SANJIV KHATTRI Sanjiv Khattri	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013

/S/ THOMAS E. BUCKS Thomas E. Bucks	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 15, 2013

/S/ DAVID M. BARSE David M. Barse	Director	February 15, 2013

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 15, 2013

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 15, 2013

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 15, 2013

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 15, 2013

/S/ WILLIAM C. PATE William C. Pate	Director	February 15, 2013

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 15, 2013

/S/ JEAN SMITH Jean Smith	Director	February 15, 2013

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Makati City, Philippines
January 25, 2011

QUEZON POWER, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31
	2010	2009
Assets
Current Assets
Cash	$59,420,264	$48,083,678
Accounts receivable - trade (Note 9)	39,242,064	34,615,934
Fuel inventories	12,002,766	22,930,156
Spare parts	17,997,484	16,328,184
Due from related parties (Note 7)	106,518	262,841
Deferred income taxes (Note 4)	—	748,659
Prepaid expenses and other current assets	7,607,816	8,331,404
Total Current Assets	136,376,912	131,300,856
Property, Plant and Equipment - net (Notes 3 and 6)	592,594,199	609,508,348
Deferred Financing Costs (Notes 5 and 6)	6,106,075	9,257,834
Deferred Income Taxes - net (Note 4)	8,408,679	13,066,407
Deferred Input Value-added Tax	138,543	240,518
	$743,624,408	$763,373,963

Liabilities and Equity
Current Liabilities
Short-term notes payable (Note 5)	$19,000,000	$19,000,000
Accounts payable and accrued expenses	18,418,678	18,542,175
Due to related parties (Note 7)	464,406	348,699
Current portion of (Notes 5 and 6):
Long-term notes payable	6,250,000	6,250,000
Long-term loans payable	35,389,726	35,389,726
Bonds payable	12,900,000	12,900,000
Income taxes payable (Note 4)	8,070,606	5,916,040
Deferred income taxes (Note 4)	129,783	—
Total Current Liabilities	100,623,199	98,346,640
Long-term Notes Payable - net of current portion (Note 5)	81,250,000	87,500,000
Long-term Loans Payable - net of current portion (Note 6)	35,389,725	70,779,451
Bonds Payable - net of current portion (Note 6)	120,400,000	133,300,000
Asset Retirement Obligation (Note 2)	5,441,629	5,143,495
Deferred Income Tax (Note 4)	58,170,228	53,640,893
Other Noncurrent Liability (Note 9)	2,610,338	1,196,616
Total Liabilities	403,885,119	449,907,095

(Forward)

	As of December 31
	2010	2009
Equity
Capital Stock - $0.01 par value (Note 8)
Class A - 26,151 shares issued and outstanding	$262	$262
Class B - 2,002 shares issued and outstanding	20	20
Class C - 71,947 shares issued and outstanding	719	719
Class D - 10 shares issued and outstanding	—	—
Total Capital Stock	1,001	1,001
Additional Paid-in Capital	207,641,266	207,641,266
Retained Earnings	124,246,927	98,590,742
Total Quezon Power, Inc's Equity	331,889,194	306,233,009
Noncontrolling Interest	7,850,095	7,233,859
Total Equity	339,739,289	313,466,868
	$743,624,408	$763,373,963

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2010	2009	2008
OPERATING REVENUES (Note 9)	$338,207,261	$324,127,186	$311,983,231
OPERATING EXPENSES
Fuel costs	133,935,368	130,494,648	116,811,397
Operations and maintenance	36,192,836	39,752,110	35,344,253
Depreciation and amortization (Note 3)	17,837,895	17,819,243	17,989,675
General and administrative	3,997,045	3,855,125	4,864,729
	191,963,144	191,921,126	175,010,054
INCOME FROM OPERATIONS	146,244,117	132,206,060	136,973,177
OTHER INCOME (CHARGES)
Discount on non-interest bearing advances (Note 9)	1,618,053	1,734,410	—
Foreign exchange gains (losses) - net	542,757	997,107	(1,176,568)
Interest income	86,305	101,820	1,392,288
Interest expense (Notes 5 and 6)	(27,630,840)	(31,807,496)	(35,484,934)
Amortization of deferred financing costs	(3,151,759)	(3,814,342)	(4,425,569)
Others - net	(1,172,799)	(729,247)	(1,489,522)
	(29,708,283)	(33,517,748)	(41,184,305)
INCOME BEFORE INCOME TAX	116,535,834	98,688,312	95,788,872
PROVISIONS FOR (BENEFITS FROM) INCOME TAX (Note 4)
Current	40,959,908	33,896,873	43,911,685
Deferred	10,065,505	9,106,407	(13,361,437)
	51,025,413	43,003,280	30,550,248
NET INCOME	65,510,421	55,685,032	65,238,624
Net income attributable to noncontrolling interest in subsidiary [Note 1(a)]	(1,536,236)	(1,305,690)	(1,530,043)
NET INCOME ATTRIBUTABLE TO QUEZON POWER, INC.	$63,974,185	$54,379,342	$63,708,581

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,510,421	$55,685,032	$65,238,624
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	17,837,895	17,819,243	17,989,675
Deferred income taxes - net	10,065,505	9,106,407	(13,361,437)
Amortization of deferred financing costs	3,151,759	3,814,342	4,425,569
Accretion expense on asset retirement obligation	298,134	280,644	325,808
Amortization of discount on non-interest bearing advances	181,775	81,026	—
Unrealized foreign exchange losses (gains) - net	148,462	(560,196)	1,186,126
Losses on retirement of property, plant and equipment	727	223,980	118,902
Discount on non-interest bearing advances	(1,618,053)	(1,734,410)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable - trade	(4,850,538)	4,060,230	(2,233,802)
Fuel inventories	10,927,390	(4,476,878)	2,892,792
Spare parts	(1,669,300)	(566,622)	93,406
Prepaid expenses and other current assets	825,563	(4,849,532)	1,595,826
Increase (decrease) in:
Accounts payable and accrued expenses	(245,121)	(1,294,409)	(1,047,878)
Income taxes payable	2,154,566	(4,281,007)	3,853,498
Net cash generated from operating activities	102,719,185	73,307,850	81,077,109
CASH FLOW USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment	(924,473)	(1,273,548)	(1,727,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Short-term notes payable	10,666,667	8,333,333	—
Cash advances from Meralco	2,850,000	2,850,000	—
Payments of:
Long-term loans payable	(35,389,726)	(35,389,726)	(35,389,726)
Bonds payable	(12,900,000)	(12,900,000)	(12,900,000)
Short-term notes payable	(10,666,667)	(8,333,333)	—
Long-term notes payable	(6,250,000)	(6,250,000)	—
Distributions to noncontrolling interest in subsidiary	(920,000)	(652,000)	(1,414,000)
Dividends paid to holders of capital stock	(38,318,000)	(27,155,800)	(58,893,100)
Net changes in accounts with related parties	276,474	(621,731)	434,468
Net cash used in financing activities	(90,651,252)	(80,119,257)	(108,162,358)
(Forward)

	For the Years Ended December 31
	2010	2009	2008
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$193,126	$434,139	$(987,701)
NET INCREASE (DECREASE) IN CASH	11,336,586	(7,650,816)	(29,800,806)
CASH AT BEGINNING OF YEAR	48,083,678	55,734,494	85,535,300
CASH AT END OF YEAR	$59,420,264	$48,083,678	$55,734,494
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the year for:
Interest	$27,864,944	$32,077,577	$36,122,989
Income taxes	38,805,342	38,177,880	40,058,187
See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Quezon Power, Inc. Stockholders			Noncontrolling Interest in Subsidiary	Total
	Capital Stock(Note 8)	Additional Paid-in Capital	Retained Earnings
Balances at January 1, 2008	$1,001	$207,641,266	$66,551,719	$6,464,126	$280,658,112
Comprehensive income
Net income	—	—	63,708,581	1,530,043	65,238,624
Other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	63,708,581	1,530,043	65,238,624
Distributions to noncontrolling interest in subsidiary	—	—	—	(1,414,000)	(1,414,000)
Dividends declared to holders of capital stock at $600.3 per share	—	—	(58,893,100)	—	(58,893,100)
Balances at December 31, 2008	1,001	207,641,266	71,367,200	6,580,169	285,589,636
Comprehensive income
Net income	—	—	54,379,342	1,305,690	55,685,032
Other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	54,379,342	1,305,690	55,685,032
Distributions to noncontrolling interest in subsidiary	—	—	—	(652,000)	(652,000)
Dividends declared to holders of capital stock at $276.8 per share	—	—	(27,155,800)	—	(27,155,800)
Balances at December 31, 2009	1,001	207,641,266	98,590,742	7,233,859	313,466,868
Comprehensive income
Net income	—	—	63,974,185	1,536,236	65,510,421
Other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	63,974,185	1,536,236	65,510,421
Distributions to noncontrolling interest in subsidiary	—	—	—	(920,000)	(920,000)
Dividends declared to holders of capital stock at $390.6 per share	—	—	(38,318,000)	—	(38,318,000)
Balances at December 31, 2010	$1,001	$207,641,266	$124,246,927	$7,850,095	$339,739,289

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

(a)	Organization
Quezon Power, Inc. (QPI; the Company), an exempted company with limited liability, was incorporated in the Cayman Islands, British West Indies on August 4, 1995 primarily: (i) to be a promoter, a general or limited partner, member, associate, or manager of any general or limited partnership, joint venture, trust or other entity, whether established in the Republic of the Philippines or elsewhere and (ii) to engage in the business of power generation and transmission and in any development or other activity related thereto; provided that the Company shall only carry on the business for which a license is required under the laws of the Cayman Islands when so licensed under the terms of such laws. The Philippine Branch (the Branch) was registered with the Philippine Securities and Exchange Commission on March 15, 1996 to carry out the Company's business in the Republic of the Philippines to the extent allowed by law including, but not limited to, developing, designing and arranging financing for a 470-megawatt (MW; net) base load pulverized coal-fired power plant and related electricity transmission line (the Project) located in Quezon Province, Republic of the Philippines. In addition, the Branch is responsible for the organization and is the sole general partner of Quezon Power (Philippines), Limited Co. (the Partnership), a limited partnership in the Philippines. The Partnership is responsible for financing, constructing, owning and operating the Project.
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
QGCHL is a wholly-owned subsidiary of InterGen N.V. InterGen N.V. is a limited liability company organized under the laws of the Netherlands and is jointly owned by Ontario Teachers' Pension Plan and GMR Infrastructure Limited (GMR), a company listed on the Bombay Stock Exchange. In November 2010, GMR signed a purchase and sale agreement to sell its 50% stake to an affiliate of the China Huaneng Group. The acquisition is expected to close during the first half of 2011 and will be subject to relevant consents and closing conditions.
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
On December 13, 2010, EGCO entered into a definitive agreement with Covanta Energy International Investments, Ltd. (CEIIL) for the acquisition of CEIIL's beneficial economic interest in QPI and its equity interest in Covanta Philippines Operating, Inc. [CPOI; see Note 9(d)]. The acquisition is expected to close during the first half of 2011 and will be subject to customary consents and closing conditions.

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
The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco's property upon payment of just compensation. If the Philippine government was to purchase Meralco's property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have a material adverse effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 5, 6, 9(a) and 9(b)].
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
Deferred Financing Costs
Deferred financing costs represent the costs incurred in connection with the Partnership's various financing arrangements. These costs are amortized using the effective interest rate method over the terms of the related loans.
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
The Company is not subject to RCIT as a result of the Company's incorporation in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% is levied against the total profit applied or earmarked for remittance by the Branch to the Company.
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
The following table describes all changes to the Partnership's asset retirement obligation as of December 31, 2010 and 2009:

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

None of the Company's and the Partnership's financial instruments are measured at fair value on a recurring basis and no adjustment has been made to any of the nonfinancial assets or liabilities measured at fair value on a nonrecurring basis to fair value for each of the three years in the period ended December 31, 2010.
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
In July 2010, FASB issued ASU No. 2010-20 which provides disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity's financing receivables which include loans, long-term receivables, lease receivables, and other long-term receivables. This accounting standard is effective for annual reporting periods ending on or after December 15, 2011.
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
No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment starting from the commercial operations of the Power Plant on May 30, 2000. Substantially all of these assets serve as collateral to the Partnership's debt (see Note 6).
Total depreciation and amortization related to property, plant and equipment charged to statement of income amounted to $17.8 million, $17.8 million and $18.0 million in 2010, 2009 and 2008, respectively.

4.	Income Taxes
The components of the Partnership's deferred income tax assets and liabilities are as follows:

	2010	2009
Current:
Deferred income tax assets:
Loss on retirement of property, plant and equipment	$39,738	$67,077
Unrealized foreign exchange losses	—	369,136
Others	251,165	312,446
Current deferred income tax assets	290,903	748,659
Deferred income tax liability:
Unrealized foreign exchange gains	(420,686)	—
Net current deferred income tax assets (liabilities)	$(129,783)	$748,659

Noncurrent:
Deferred income tax assets:
Unrealized foreign exchange losses	$12,239,493	$15,938,869
Asset retirement obligation, net of the corresponding capitalized asset	899,668	791,439
Noncurrent deferred income tax assets	13,139,161	16,730,308
Deferred income tax liabilities:
Excess of tax over book depreciation	(3,803,584)	(3,167,886)
Discount on cash advances from Meralco	(926,898)	(496,015)
Net noncurrent deferred income tax assets	$8,408,679	$13,066,407

Noncurrent deferred income tax liability:
Accumulated earnings of the Partnership	$58,170,228	$53,640,893

A reconciliation of the statutory income tax rates to the effective income tax rates as a percentage of income before income taxes is as follows:

	2010	2009	2008
Statutory income tax rates	30%	30%	35%
Tax effects of:
The Company's operations	9.7	9.7	11.7
Effect of using the local currency for tax purposes	3.9	3.4	(17.7)
Interest income already subject to income tax and others	0.2	0.5	2.9
Effective income tax rates	43.8%	43.6%	31.9%
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
The existing facility is comprised of an $8.3 million and a $10.7 million notes payable. The Partnership has been able to extend the maturity dates of both notes payable. The latest current maturity date and details of the outstanding balances of the facility are as follows:

	Amount Outstanding		Interest Rate	Current Maturity
	2010	2009
Tranche 1	$8,333,333	$8,333,333	Floating rate subject to monthly or quarterly repricing	January 14, 2011
Tranche 2	10,666,667	10,666,667	Floating rate subject to monthly or quarterly repricing	March 15, 2011
	$19,000,000	$19,000,000
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
The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project's assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of certain related parties' shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Note 11(c)].

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
Bonds payable represents the proceeds from the issuance of the $215.0 million in aggregate principal amount of the Partnership's 8.86% (net of final tax) Senior Secured Bonds Due 2017 (the Series 1997 Bonds). The interest rate is 8.86% per annum and is payable quarterly on March 15, June 15, September 15 and December 15 of each year (each, a Bond Payment Date), with the first Bond Payment Date being September 15, 1997. The principal amount of the Series 1997 Bonds is payable in quarterly installments on each Bond Payment Date occurring on or after September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.
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

During 2010, 2009 and 2008, the Company's BOD approved the declaration of cash dividends at $390.6, $276.8 and $600.3 per share, respectively, out of its unrestricted retained earnings to all Class A and C stockholders.

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
PPA
The Partnership and Meralco are parties to the PPA (as amended on June 9, 1995 and December 1, 1996). The PPA provides for the sale of electricity from the Partnership's Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, as defined in the PPA. As disclosed in Note 1(c), the Commercial Operations Date occurred on May 30, 2000.
The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year a Minimum Guaranteed Electricity Quantity (MGEQ) of kWhs of Net Electrical Output (NEO). The Partnership's delivery obligations are measured monthly and annually.
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
The side letter agreement relating to excess generation sets out an arrangement that allows Meralco to dispatch the Power Plant and increase the Partnership's near-term revenues based on sales of excess generation output at the discounted per kWh tariff for such generation. Meralco agreed to a base generation and a Target Excess Generation (TEG) of the Power Plant during each December 26 to December 25 Annual Period ending 2008 to 2017 (each, a “Guarantee Year”).

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
Advance Payment = $2,850,000 - [$2,850,000 x (AEG / TEG)]
Where AEG is greater than the TEG, Meralco will be entitled to bank each such excess kWh for use in calculating AEG in a subsequent Guarantee Year. The Excess Generation Side Letter does not alter Meralco's obligation to pay for each kWh it actually receives at either the base tariff rate or the excess generation tariff rate. The terms of the side letter relating to excess generation apply irrespective of the actual performance of the Power Plant.
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
The Operator may earn additional fees or reduced fees based on defined results with respect to output or reduced operating costs. The 2004 amendments to the O&M Agreement brought several changes including changes in the terms concerning material breach of the O&M Agreement; introduction of surviving service fees to the Operator in case the agreement is pre-terminated; changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of banked hours that can be applied to future reductions in fees or exchanged for cash subject to a 5-year expiration period. The adjustments in Operator's fee, including the cash value of all banked hours accrued during a contract year, shall not exceed $1.0 million, adjusted pursuant to an escalation index. These amendments in the O&M Agreement were effective beginning December 26, 2003.
See Note 1(a) for CEIIL's sale of its equity interest in CPOI.

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
Similar to the O&M Agreement, amendments to the MSA were made in 2004. Significant changes to the MSA include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of QPI, to audit the Manager's procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. The amendments to the MSA also have a retroactive effect beginning December 26, 2003.

(f)	Project Site Lease, Transmission Line Site Lease and Foreshore Lease Agreements
Due to Philippine legal requirements that limit the ownership interests in real properties and foreshore piers and utilities to Philippine nationals and in order to facilitate the exercise by Meralco of its power of condemnation should it be obligated to exercise such powers on the Partnership's behalf, Meralco owns the Project Site and leases the Project Site to the
Partnership. Meralco has also agreed in the Foreshore Lease Agreement dated January 1, 1997, as amended, to lease from the Philippine government the foreshore property on which the Project piers were constructed, to apply for and maintain in effect the permits necessary for the construction and operation of the Project piers and to accept ownership of the piers.

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
Meralco, as a lessor, and the Partnership, as a lessee, have entered into the Transmission Line Site Leases, dated December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission Line other than rights-of-way to be acquired through the exercise of Meralco's condemnation powers. The initial term of each of the Project Site Leases and each of the Transmission Line Site Leases (collectively, the Site Leases) extends for the duration of the PPA, commencing on the date of execution of such Site Lease and expiring 25 years following the Commercial Operations Date. The Partnership has the right to extend the term of any Site Lease for consecutive periods of five years each, provided that the extended term of such Site Lease may not exceed 50 years in the aggregate.

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

Bonds payable
Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership's bonds prior to reporting dates. The discount rate used was 8.23% and 9.33% in 2010 and 2009, respectively. Bonds payable yield percentage is based on market quotes from Bloomberg.

Following is a summary of the estimated fair value (in millions) of the Partnership's financial instruments other than those whose carrying amounts approximate their fair values as of December 31, 2010 and 2009:

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
The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and to the Partnership in particular, that needs to be complied with within 44 months from the effective date or by July 2004. Based on the assessment made on the Partnership's existing facilities, the Partnership believes it complies with the provisions of the Clean Air Act and the related IRR.

(c)	Insurance Coverage Waiver
In November 2010, the Partnership obtained a renewal of its Industrial All Risk Insurance Coverage from December 1 to May 31, 2012. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership's insurance advisor and the lenders' insurance advisor. Consequently, the Partnership requested, and was granted by the requisite lender representatives a waiver of certain insurance requirements for a period of 18 months until May 31, 2012.

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