Form 10-Q
period 2013-03-31
COVANTA HOLDING CORP
filed 2013-04-17
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 11, 2013
Common Stock, $0.10 par value	130,813,828 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2013

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

•
other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of Covanta's Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings by Covanta with the SEC.

Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and we do not have, or undertake, any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$231	$238
Recycled metals revenues	16	20
Electricity and steam sales	102	91
Other operating revenues	24	43
Total operating revenues	373	392
OPERATING EXPENSES:
Plant operating expenses	281	267
Other operating expenses	17	39
General and administrative expenses	24	25
Depreciation and amortization expense	53	50
Net interest expense on project debt	3	8
Total operating expenses	378	389
Operating (loss) income	(5)	3
Other income (expense):
Interest expense	(29)	(18)
Non-cash convertible debt related expense	(7)	(6)
Loss on extinguishment of debt	(1)	(2)
Other income, net	—	3
Total other expenses	(37)	(23)
Loss before income tax benefit and equity in net income from unconsolidated investments	(42)	(20)
Income tax benefit	17	8
Equity in net (loss) income from unconsolidated investments	(1)	1
NET LOSS	(26)	(11)
Less: Net loss (income) attributable to noncontrolling interests in subsidiaries	1	(1)
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(25)	$(12)

Weighted Average Common Shares Outstanding:
Basic	130	134
Diluted	130	134

Loss Per Share:
Basic	$(0.19)	$(0.09)
Diluted	$(0.19)	$(0.09)

Cash Dividend Declared Per Share:	$0.165	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In millions)
Net loss	$(26)	$(11)
Foreign currency translation	(5)	1
Adjustment for defined benefit pension plan settlement, net of tax benefit of $2	(4)	—
Pension and postretirement plan unrecognized benefits, net of tax expense of $1	3	—
Net unrealized (loss) gain on derivative instruments, net of tax benefit of $1 and tax expense of $0, respectively	(2)	1
Net unrealized gain on available for sale securities, net of tax expense of $0	1	—
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(7)	2
Comprehensive loss	(33)	(9)
Less:
Net loss (income) attributable to noncontrolling interests in subsidiaries	1	(1)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	1	(1)
Comprehensive loss attributable to Covanta Holding Corporation	$(32)	$(10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$211	$246
Restricted funds held in trust	53	53
Receivables (less allowances of $7 and $6, respectively)	262	256
Unbilled service receivables	13	18
Deferred income taxes	35	18
Prepaid expenses and other current assets	114	97
Total Current Assets	688	688
Property, plant and equipment, net	2,575	2,561
Investments in fixed maturities at market (cost: $35 and $36, respectively)	36	36
Restricted funds held in trust	155	161
Unbilled service receivables	15	17
Waste, service and energy contracts, net	389	399
Other intangible assets, net	23	23
Goodwill	249	249
Investments in investees and joint ventures	46	49
Other assets	376	343
Total Assets	$4,552	$4,526
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$3	$3
Current portion of project debt	72	80
Accounts payable	55	41
Deferred revenue	23	31
Accrued expenses and other current liabilities	245	205
Total Current Liabilities	398	360
Long-term debt	2,101	2,012
Project debt	229	237
Deferred income taxes	694	691
Waste and service contracts	33	35
Other liabilities	135	136
Total Liabilities	3,590	3,471
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 159 shares, respectively; outstanding 131 and 132 shares, respectively)	16	16
Additional paid-in capital	786	806
Accumulated other comprehensive income	—	7
Accumulated earnings	159	222
Treasury stock, at par	(3)	(3)
Total Covanta Holding Corporation stockholders equity	958	1,048
Noncontrolling interests in subsidiaries	4	7
Total Equity	962	1,055
Total Liabilities and Equity	$4,552	$4,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(26)	$(11)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	53	50
Amortization of long-term debt deferred financing costs	2	1
Amortization of debt premium and discount	—	(1)
Defined benefit pension plan settlement gain	(6)	—
Loss on extinguishment of debt	1	2
Non-cash convertible debt related expense	7	6
Stock-based compensation expense	5	5
Equity in net loss (income) from unconsolidated investments	1	(1)
Deferred income taxes	(12)	(7)
Other, net	(5)	(5)
Change in restricted funds held in trust	9	2
Change in working capital	33	63
Total adjustments	88	115
Net cash provided by operating activities	62	104
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	2	1
Purchase of investment securities	(13)	—
Purchase of property, plant and equipment	(63)	(32)
Acquisition of noncontrolling interest in subsidiary	(14)	—
Acquisition of land use rights	—	(1)
Other, net	1	—
Net cash used in investing activities	(87)	(32)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	699
Payment of deferred financing costs	(1)	(23)
Principal payments on long-term debt	(1)	(619)
Principal payments on project debt	(16)	(37)
Convertible debenture repurchases	—	(25)
Payments of borrowings on revolving credit facility	(51)	—
Proceeds from borrowings on revolving credit facility	98	—
Change in restricted funds held in trust	(3)	12
Cash dividends paid to stockholders	—	(10)
Common stock repurchased	(24)	(30)
Financing of insurance premiums, net	—	(3)
Other, net	(12)	(1)
Net cash used in financing activities	(10)	(37)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(35)	35
Cash and cash equivalents at beginning of period	246	234
Cash and cash equivalents at end of period	211	269
Less: Cash and cash equivalents of discontinued operations at end of period	—	2
Cash and cash equivalents of continuing operations at end of period	$211	$267

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2013. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”).
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board issued updates concerning parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This update provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment (step acquisition). We are required to adopt this standard prospectively for the first quarter of 2014, however early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 3. BUSINESS DEVELOPMENT AND ORGANIC GROWTH
Huntington Energy-from-Waste Facility
In January 2013, we purchased the remaining equity interests in the Huntington EfW facility from two minority partners for approximately $14 million, increasing our ownership interest to 100%.
Organic Growth Investments
During the three months ended March 31, 2013, we invested approximately $25 million in various organic growth initiatives, including enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and/or reducing expenses, increasing metals recovery, and expanding our specialty waste and other waste management services.

NOTE 4. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
During the three months ended March 31, 2013, we granted 572,074 restricted stock awards and 219,484 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.
During the three months ended March 31, 2013, we repurchased 343,948 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Regular cash dividend
Declared	$22	$21
Per Share	$0.165	$0.15

We increased the current share repurchase authorization to a total of $150 million during the three months ended March 31, 2013. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2013, the amount remaining under our currently authorized share repurchase program was $126 million.
Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three Months Ended March 31, 2013	$24	1.2	$19.27
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries is as follows (in millions):

	As of March 31,
	2013	2012
Noncontrolling interests in subsidiaries, balance as of beginning of period	$7	$5
Acquisition of noncontrolling interests in subsidiaries	(2)	—
Net (loss) income	(1)	1
Noncontrolling interests in subsidiaries, balance as of end of period	$4	$6

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

	Three Months Ended March 31,
	2013	2012
Net loss attributable to Covanta Holding Corporation	$(25)	$(12)

Basic loss per share:
Weighted average basic common shares outstanding	130	134
Basic loss per share	$(0.19)	$(0.09)

Diluted loss per share:
Weighted average basic common shares outstanding	130	134
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of convertible securities	—	—
Dilutive effect of warrants	—	—
Weighted average diluted common shares outstanding	130	134
Diluted loss per share	$(0.19)	$(0.09)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2
Restricted stock	1	1
Restricted stock units	—	—
Warrants	29	28

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.20. As of March 31, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended March 31, 2013
Operating revenues	$363	$10	$373
Depreciation and amortization expense	52	1	53
Operating loss	—	(5)	(5)
Three Months Ended March 31, 2012
Operating revenues	$381	$11	$392
Depreciation and amortization expense	49	1	50
Operating income (loss)	9	(6)	3

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and all assets outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	March 31, 2013	December 31, 2012
LONG-TERM DEBT:
Revolving credit facility	$107	$60

Term loan due 2019	297	298
Debt discount related to Term loan	(1)	(1)
Term loan, net	296	297
Credit Facilities Sub-total	$403	$357
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(35)	(42)
Cash conversion option derivative at fair value	141	105
3.25% Cash Convertible Senior Notes, net	566	523
Notes Sub-total	$1,366	$1,323
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Total long-term debt	$2,104	$2,015
Less: current portion	(3)	(3)
Noncurrent long-term debt	$2,101	$2,012
PROJECT DEBT:
Americas project debt
3.00% - 7.00% Americas project debt related to Service Fee structures due 2013 through 2022	$207	$223
5.248% - 5.875% Americas project debt related to Tip Fee structures due 2013 through 2020	69	68
Unamortized debt premium, net	2	3
Total Americas project debt	278	294
Other project debt	23	23
Total project debt	301	317
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(72)	(80)
Noncurrent project debt	$229	$237
TOTAL CONSOLIDATED DEBT	$2,405	$2,332
Less: Current debt	(75)	(83)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,330	$2,249
Credit Facilities
We have credit facilities, which are comprised of a $900 million revolving credit facility that expires in 2017 (the “Revolving Credit Facility”) and a $300 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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
We have the option to issue additional term loans and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing our Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Availability under Revolving Credit Facility
As of March 31, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of March 31, 2013	Outstanding Letters of Credit as of March 31, 2013	Available as of March 31, 2013
Revolving Credit Facility	$900	2017	$107	$257	$536
During the three months ended March 31, 2013, we utilized $98 million of the Revolving Credit Facility, of which we subsequently repaid $51 million prior to the end of the period.
Repayment Terms
As of March 31, 2013, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$2	$3	$3	$3	$3	$3	$280	$297
The Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time.
Under certain circumstances, the Credit Facilities obligate us to apply 25% of our excess cash flow (as defined in the Credit Agreement) for each fiscal year commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, to prepay the Term Loan, provided that this excess cash flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Covenants) is at or below 3.00:1.00.
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bore interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%. Effective March 29, 2013, we modified the Term Loan and it now bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.
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
Credit Agreement Covenants
The loan documentation under the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of March 31, 2013.
The negative covenants of the Credit Facilities limit our and our restricted subsidiaries’ ability to, among other things:

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The financial maintenance covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•
a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated in the Credit Agreement (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-recurring and non-cash charges.

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy as calculated in the Credit Agreement.

7.25% Senior Notes due 2020 (the “7.25% Notes”)
For specific criteria related to redemption features of the 7.25% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
6.375% Senior Notes due 2022 (the "6.375% Notes)
For specific criteria related to redemption features of the 6.375% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the "Cash Conversion Option"), based on a conversion rate, effective as of December 14, 2012, of 62.5216 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.99 per share). We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.20 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $22 million and $13 million for the remainder of 2013 and for the year ended December 31, 2014, respectively.
For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the Cash Conversion Option, cash convertible note hedge and Warrants related to the 3.25% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K. For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For specific criteria related to redemption features of the Tax Exempt Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.
We currently estimate our annual effective tax rate for the year ending December 31, 2013 to be approximately 45.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was approximately 40.4% and 38.0% for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective tax rate is primarily due to an increase in taxes on foreign operations and development activities and an increase in state taxes related to the mix of earnings and losses from subsidiaries that are subject to state taxes on a separate entity basis.
Uncertain tax positions, exclusive of interest and penalties, were $124 million for both March 31, 2013 and December 31, 2012. Included in the balance of unrecognized tax benefits as of March 31, 2013 are potential benefits of $124 million that, if recognized, would impact the effective tax rate. For both the three months ended March 31, 2013 and 2012, we recognized a net tax expense for uncertain tax positions of less than $1 million, including interest and penalties. We have accrued interest and penalties associated

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

with liabilities for uncertain tax positions of $1 million for both March 31, 2013 and December 31, 2012. We continue to reflect tax related interest and penalties as part of the tax provision.
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
We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of December 31, 2012, based on the income tax returns filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2031, if not used. In addition to the consolidated federal NOLs, as of December 31, 2012, we had state NOL carryforwards of approximately $303 million, which expire between 2013 and 2031, net foreign NOL carryforwards of approximately $29 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $48 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $34 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Waste and service revenue unrelated to project debt	$222	$226
Revenue earned explicitly to service project debt - principal	8	10
Revenue earned explicitly to service project debt - interest	1	2
Total waste and service revenue	$231	$238
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
Operating Costs
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $17 million and $22 million for the three months ended March 31, 2013 and 2012, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Construction costs	$22	$38
Insurance subsidiary operating expenses (1)	1	3
Defined benefit pension plan settlement gain (2)	(6)	—
Other	—	(2)
Total other operating expenses	$17	$39

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

(2)	During the first quarter of 2013, we had final settlement of our defined benefit pension plan. For additional information see Note 9. Benefit Obligations.
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2013 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Three Months Ended March 31, 2013	$8	$(2)
Remainder of 2013	$23	$(8)
2014	29	(10)
2015	26	(5)
2016	23	(5)
2017	15	(3)
Thereafter	273	(2)
Total	$389	$(33)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Debt discount accretion related to the 3.25% Notes	$7	$6
Fair value changes related to the cash convertible note hedge	(36)	(27)
Fair value changes related to the cash conversion option derivative	36	27
Total non-cash convertible debt related expense	$7	$6
Other Income, Net
For the three months ended March 31, 2012, other income, net included a $3 million foreign currency gain related to intercompany loans.
Accumulated Other Comprehensive Income ("AOCI")
The changes in accumulated other comprehensive income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain (Loss) on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(5)	3	(2)	1	(3)
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Net current period comprehensive (loss) income	(5)	(1)	(2)	1	(7)
Balance March 31, 2013	$(1)	$1	$(2)	$2	$—
Reclassifications out of accumulated other comprehensive income are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	For the Three Months Ended March 31, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$(9)	Other operating expenses
Net actuarial loss	3	Other operating expenses
	(6)	Total before tax
	2	Tax benefit
	$(4)	Net of tax
Capitalized Development Costs
As of March 31, 2013, we had $51 million of capitalized costs related to development efforts primarily in Europe.  Among the various projects is a project located at Ince Park, Cheshire, England (“Ince Project”). The Merseyside Recycling and Waste Authority (“MRWA”) is expected to announce its selection of preferred bidder for its waste contract procurement in the near term.  The volume of waste that would be procured if we are selected as preferred bidder will account for a significant portion of the capacity at the Ince Project.  As of the date of this filing, we have not been advised if we have been selected as the preferred bidder. While we await the final decision, we have positioned our resources to prepare for construction of the Ince Project.  In the event that we are not selected as preferred bidder by the MRWA, we will evaluate the reasons for the non-selection and the impact this might have on the recoverability of our European capitalized costs as it would then be probable that a significant portion may have to be impaired.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. BENEFIT OBLIGATIONS
Defined Benefit Pension Plan
The components of net periodic benefit costs, interest costs and the expected return on plan assets for the pension and other post-retirement benefits were not material for the three months ended March 31, 2013 and 2012.
During 2012, the IRS approved the defined benefit pension plan termination. Employees were given two disbursement elections, either a lump sum payment or an annuity option. Approximately 72% of plan participants elected the lump sum payment option, and during the fourth quarter of 2012, $62 million was distributed to such participants. During the first quarter of 2013, $35 million of annuity contracts were purchased on behalf of participants choosing the annuity option. During the first quarter of 2013, we recorded a pre-tax defined benefit pension plan settlement gain of $6 million which was recorded as other operating income in our condensed consolidated statements of operations. The defined benefit pension plan termination concluded with the purchase of the annuities during the first quarter of 2013. Accordingly, we have no future obligations related to the defined benefit pension plan, including future funding requirements.
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended March 31, 2013 and 2012.

NOTE 10. STOCK-BASED COMPENSATION
During the three months ended March 31, 2013, we awarded certain employees 572,074 restricted stock awards and 24,003 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2014, 2015, and 2016. These RSUs were expensed during the three months ended March 31, 2013.
During the three months ended March 31, 2013, we awarded an additional 195,481 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap”companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
Compensation expense related to our stock-based awards totaled $5 million for both the three months ended March 31, 2013 and 2012. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2013
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 14	1.8
Restricted Stock Units	$ 4	2.4

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 11. FINANCIAL INSTRUMENTS
Fair Value Measurements
Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then significant other observable inputs (Level 2 inputs) and the lowest priority to significant unobservable inputs (Level 3 inputs).The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2013. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2013 and December 31, 2012:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2013	December 31, 2012
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$205	$240
Money market funds	1	6	6
Total cash and cash equivalents:		211	246
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	3	2
Money market funds	1	60	64
U.S. Treasury/Agency obligations (1)	1	117	125
State and municipal obligations	1	13	11
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	15	12
Total restricted funds held in trust:		208	214
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	4	5
Money market funds (3)	1	8	8
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		13	14
Investments:
Mutual and bond funds (2)(3)	1	13	2
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	6	6
Residential mortgage-backed securities (4)	1	11	11
Other government obligations (4)	1	5	5
Corporate investments (4)	1	14	14
Equity securities (3)	1	4	3
Total investments:		53	41
Derivative Asset — Note Hedge	2	140	104
Total assets:		$625	$619
Liabilities:
Derivative Liability — Cash Conversion Option	2	$141	$105
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	3	1
Total liabilities:		$144	$106

The following financial instruments are recorded at their carrying amount.

	As of March 31, 2013		As of December 31, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$290	$290	$283	$283
Liabilities:
Long-term debt	$2,104	$2,132	$2,015	$2,081
Project debt	$301	$317	$317	$329

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $28 million and $27 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

Investments
Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.
As of March 31, 2013 and December 31, 2012, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of comprehensive income was not material for the three months ended March 31, 2013 and 2012, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of March 31, 2013
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$4	$4
Over one year to five years	15	16
Over five years to ten years	16	16
More than ten years	—	—
Total fixed maturities	$35	$36
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 31% of the total fixed maturities as of both March 31, 2013 and December 31, 2012. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of both March 31, 2013 and December 31, 2012, the aggregate losses from temporarily impaired investments were less than $1 million. As of March 31, 2013, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of March 31, 2013		As of December 31, 2012
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$2	2	$1	1
Residential mortgage-backed securities	9	14	9	12
Other government obligations	—	1	—	1
Corporate bonds	2	5	1	3
Total fixed maturities	13		11
Equity securities	—	1	1	8
Total temporarily impaired investments	$13		$12

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

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Asset Derivatives:
Note Hedge	Other noncurrent assets	$140	$104
Liability Derivatives:
Cash Conversion Option	Long-term debt	$141	$105
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2013	2012
Note Hedge	Non-cash convertible debt related expense	$36	$27
Cash Conversion Option	Non-cash convertible debt related expense	(36)	(27)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of March 31, 2013, the fair value of the energy derivatives of $3 million, pre-tax, was recorded as a current liability and as a component of AOCI.
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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County ("Superior Court") against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. Recently, NJDEP and third party defendants including Essex agreed to a settlement which is subject to public comment and approval by the Superior Court prior to becoming final and effective.  The Company's share of the proposed settlement is not material to our financial position or results of operations. The Superior Court litigation remains stayed pending consideration of the proposed settlement. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Matters
Other commitments as of March 31, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$257	$6	$251
Surety bonds	185	—	185
Total other commitments — net	$442	$6	$436
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.
The surety bonds listed on the table above relate primarily to performance obligations ($172 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes, the 6.375% Notes and the 3.25% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
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
We are planning significant operational improvements, at a cost estimated to be between approximately $75 million to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  Construction is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2013 and our results of operations for the three months ended March 31, 2013, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012 (“Form 10-K”), to which the reader is directed for additional information.
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
OVERVIEW
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions. Energy-from-waste is also considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service. For a discussion of our facilities, the energy-from-waste process and the environmental benefits of energy-from-waste, see Item. 1. Business included in our Form 10-K.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually, representing approximately 6% of the nation’s non-hydroelectric renewable power. We also operate a waste management infrastructure that is complementary to our core EfW business.
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
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue.
Capital Access/Capital Allocation
We plan to allocate capital to maximize stockholder value by: investing in our existing businesses to maintain and enhance assets; investing in high value core business development projects and strategic acquisitions when available; and returning surplus capital to our stockholders. During the first quarter of 2013, we

•	increased our quarterly cash dividend by 10%, to $0.66 per share on an annualized basis,

•	increased the current share repurchase authorization to a total of $150 million,

•
lowered the pricing on our $297 million senior secured term loan B due 2019 by approximately 0.50% from the prior rate; an estimated annual interest savings of approximately $1.5 million, based on the current LIBOR rate.

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

•
Allocate capital efficiently. We plan to allocate capital to maximize stockholder value by: investing in our existing businesses to maintain and enhance assets; effecting organic growth; investing in high value core business development projects and strategic acquisitions when available; and returning surplus capital to our stockholders.

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
The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. Waste markets tend to be affected, both with respect to volume and price, by local and regional economic activity, as well as state and local waste management policies.
Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities have also been materially affected by economic activity in recent years. Metal markets tend to be affected by national and global economic activity.
At the same time, United States natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell which is not under fixed-price contracts. Energy markets tend to be affected by regional and national economic activity and regulations. Natural gas prices declined in 2011 and the first half of 2012; but recently, prices have rebounded.
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

	As of March 31,
	2013	2012
Consumer Price Index (1)	1.5%	2.7%
PJM Pricing (Electricity) (2)	$44.82	$31.93
Henry Hub Pricing (Natural Gas) (3)	$3.49	$2.46
#1 HMS Pricing (Ferrous Metals) (4)	$350	$411
Scrap Metals - Old Sheet & Old Cast (5)	$0.74	$0.74

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2013 and Q1 2012. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)
Average price per MMBtu for Q1 2013 and Q1 2012. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(4)	Average price per gross ton for Q1 2013 and Q1 2012. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(5)	Average price per pound for Q1 2013 and Q1 2012. Calculated using high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb) published by American Metal Market.
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

•
our ability to avoid unexpected increases in operating and maintenance costs and unscheduled or extended outages while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

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
To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Business Development and Organic Growth discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability in the next several years.
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

BUSINESS DEVELOPMENT AND ORGANIC GROWTH
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
We have a project development pipeline and continue to pursue several billion dollars in energy-from-waste opportunities. There is substantial time and uncertainty involved in the bidding and permitting process for each project opportunity; if and when, development efforts are successful, we plan to invest in these projects to achieve an attractive return leveraged with project debt which we intend to utilize for all of our development projects.  As of March 31, 2013, we had $51 million of capitalized costs related to such development efforts primarily in Europe.  Among the various projects in our development pipeline is a project located at Ince Park, Cheshire, England (“Ince Project”).  The Merseyside Recycling and Waste Authority (the “MRWA”) is expected to announce its selection of preferred bidder for its waste contract procurement in the near term.  In the event we are selected as preferred bidder, a contract with the MRWA would be an important milestone in obtaining financing for the Ince Project. In the event that we are not selected as preferred bidder by the MRWA, we will evaluate the reasons for the non-selection and the impact this might have on the recoverability of our European capitalized costs as it would then be probable that a significant portion may have to be impaired.
Additional details related to business development are described in Item 1. Financial Statements - Note 3. Business Development and Organic Growth in this document and in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions in our Form 10-K.

RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.
The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Business Development and Organic Growth and in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions in our Form 10-K, our business development initiatives resulted in various additional projects which increase comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

	Consolidated		Americas		Variance Increase (Decrease)
	2013	2012	2013	2012	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$231	$238	$229	$237	$(7)	$(8)
Recycled metals revenues	16	20	16	20	(4)	(4)
Electricity and steam sales	102	91	95	84	11	11
Other operating revenues	24	43	23	40	(19)	(17)
Total operating revenues	373	392	363	381	(19)	(18)
OPERATING EXPENSES:
Plant operating expenses	281	267	272	260	14	12
Other operating expenses	17	39	16	37	(22)	(21)
General and administrative expenses	24	25	20	19	(1)	1
Depreciation and amortization expense	53	50	52	49	3	3
Net interest expense on project debt	3	8	3	7	(5)	(4)
Total operating expenses	378	389	363	372	(11)	(9)
Operating (loss) income	$(5)	$3	$—	$9	$(8)	$(9)

Operating Revenues
Waste and Service Revenues
Waste and service revenues decreased by $7 million. This decrease resulted from $8 million in lower Americas segment revenue, which was driven by several factors, including $3 million in lower revenue earned explicitly to service project debt principal and interest, lower waste volume associated with downtime from unscheduled and extended 2013 maintenance outages, lower tip fee pricing and waste contract transitions, partially offset by higher special waste revenue, new units coming online, and service fee contract escalations. Consolidated waste and service revenues included $1 million of higher revenue from our international projects.

Consolidated (In millions):	For the Three Months Ended March 31,
	2013	2012	Variance
Waste and service revenue unrelated to project debt	$222	$226	$(4)
Revenue earned explicitly to service project debt - principal	8	10	(2)
Revenue earned explicitly to service project debt - interest	1	2	(1)
Total waste and service revenue	$231	$238	(7)
Recycled Metal Revenues
Recycled metal revenues decreased primarily due to the negative effect of lower market pricing of $3 million and lower recovered metal volumes due to lower waste volumes associated with downtime from unscheduled and extended 2013 maintenance outages. Recovered metal volume was also lower due to our efforts to produce a cleaner product. This volume reduction was more than offset by higher pricing for the cleaner product.

	For the Quarters Ended
Recycled Metal Revenues (In millions)	2013	2012	2011
March 31,	$16	$20	$17
June 30,	—	18	18
September 30,	—	17	20
December 31,	—	17	19
Total for the Year Ended December 31,	N/A	$72	$74

	Last Twelve Months as of March 31,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2013	2012	2013	2012
Ferrous Metal	$55	$63	300.0	319.3
Non-Ferrous Metal	13	14	14.8	14.5
Total	$68	$77	314.8	333.8

(1) Covanta share only.

Electricity and Steam Sales
Electricity and steam sales from our Americas EfW facilities increased by $8 million primarily due to service contract transitions that increased our share of the energy revenue at certain facilities and higher market prices, partially offset by lower production primarily associated with downtime from unscheduled and extended 2013 maintenance outages at our EfW facilities. Electricity sales at our biomass facilities increased by $3 million due to both higher production and higher pricing.
Americas - Energy Revenue and Megawatt Hours ("MWh") at Market and Contracted by Facility Type
(in millions, except MWhs and percentages)

	Three Months Ended March 31,
	2013			2012			Variance
Americas:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$7	0.17	12%	$16	0.31	23%
Contracted & Hedged	74	1.05	74%	57	0.85	63%
Total EfW	$81	1.22	86%	$73	1.16	86%	$8	0.06
Biomass
At Market	$7	0.11	8%	$3	0.11	8%
Contracted	7	0.09	6%	8	0.08	6%
Total Biomass	$14	0.20	14%	$11	0.19	14%	$3	0.01
Total	$95	1.42	100%	$84	1.35	100%	$11	0.07

(1) Covanta share only.
(2) Steam sales converted to MWh equivalent (0.2 MWh for both 2013 and 2012).

Other Operating Revenues
The decrease of $17 million in other operating revenues was primarily due to lower construction revenue in the Americas segment. Consolidated other operating revenues included lower revenues of $2 million related to our insurance business, whose remaining business was transitioned to run-off during 2012.
Operating Expenses
Plant Operating Expenses
Plant operating expenses in our Americas segment increased by $12 million primarily due to higher plant maintenance expenses of $7 million, driven by unscheduled and extended 2013 maintenance outages and timing of scheduled maintenance outages. Other plant operating expenses increased by $5 million due to normal cost escalations, higher hauling and disposal costs, increased costs from service contract transitions, and higher wood costs for our biomass facilities related to the increased production, partially offset by organic growth initiatives and lower operating lease expense due to the acquisition of the Delaware Valley EfW facility.

Americas (In millions):	For the Three Months Ended March 31,
	2013	2012	Variance
Plant Operating Expenses:
Plant maintenance (1)	$88	$81	$7
All other	184	179	5
Plant operating expenses	$272	$260	12

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Consolidated plant operating expenses included $2 million of higher plant operating expenses from our international projects.
Other Operating Expenses
Other operating expenses decreased primarily due to a gain of $6 million related to the elimination of the defined benefit pension plan and lower construction expense. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information - Other Operating Expenses.

Operating Income (Loss)
For the Americas segment, operating income was approximately $0 for the three months ended March 31, 2013, compared to operating income of $9 million in the prior year comparative period. The decrease of $9 million in operating income was primarily due to increased maintenance activity including timing, partially offset by a gain related to the elimination of the defined benefit pension plan obligation.
For the consolidated results of operations, operating loss was $5 million for the three months ended March 31, 2013, compared to operating income of $3 million in the prior year comparative period. The decrease of $8 million in operating income was primarily due to the same drivers in the Americas segment.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended March 31, 2013 and 2012
Other Expenses:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2013	2012	2013 vs 2012
	(In millions)
Other expenses:
Interest expense	$29	$18	$11
Non-cash convertible debt related expense	7	6	1
Loss on extinguishment of debt	1	2	(1)
Other income, net	—	(3)	3
Total other expenses	$37	$23	14
Total other expenses increased by $14 million primarily due to higher interest expense of $11 million related to the 6.375% Senior Notes, Tax-Exempt Bonds and Term Loan issued in 2012 and lower other income of $3 million resulting from a foreign currency exchange gain related to intercompany loans recognized in 2012.
Income Tax Benefit:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2013	2012	2013 vs 2012
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax benefit	$17	$8	$9

Effective income tax rate	(40.4)%	(38.0)%	2.4
The income tax benefit increased for the three month comparative period, which was reflective of the increase in the overall effective tax rate. We currently estimate our annual effective tax rate for the year ending December 31, 2013 to be approximately 45.6%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 40.4% and 38.0% for the three months ended March 31, 2013 and 2012, respectively. The increase in the effective tax rate was primarily a result of an increase in taxes on foreign operations and development activities, and an increase in state taxes related to the mix of earnings and losses from subsidiaries that are subject to state taxes on a separate entity basis. For additional information, see Item 1. Financial Statements - Note 7. Income Taxes.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2013	2012	2013 vs 2012
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Loss Attributable to Covanta Holding Corporation	$(25)	$(12)	$(13)

Loss Per Share Attributable to Covanta Holding Corporation:
Weighted Average Common Shares Outstanding:
Basic	130	134	(4)
Diluted	130	134	(4)
Loss Per Share:
Basic	$(0.19)	$(0.09)	(0.10)
Diluted	$(0.19)	$(0.09)	(0.10)

Cash Dividend Declared Per Share (1)	$0.165	$0.15	0.015

Adjusted EPS — Non-GAAP: (2)	$(0.21)	$(0.09)	(0.12)

(1)	For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2013 and 2012, respectively, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Diluted Loss Per Share	$(0.19)	$(0.09)
Reconciling Items (1)	(0.02)	—
Adjusted EPS	$(0.21)	$(0.09)
(1) Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2013	2012
Operating loss related to insurance subsidiaries	$—	$1
Defined benefit pension plan settlement gain (1)	(6)	—
Loss on extinguishment of debt	1	2
Effect of foreign exchange gain on indebtedness	—	(3)
Other	1	—
Total reconciling items, pre-tax	(4)	—
Pro forma income tax impact	2	—
Total reconciling items, net of tax	$(2)	$—

Diluted Loss Per Share Impact	$(0.02)	$—
Weighted Average Diluted Shares Outstanding	130	134

(1)	For additional information, see Item 1. Financial Statements - Note 9. Benefit Obligations.
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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2013. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2013	2012
Net Loss Attributable to Covanta Holding Corporation	$(25)	$(12)

Operating loss related to insurance subsidiaries	—	1

Depreciation and amortization expense	53	50

Debt service:
Net interest expense on project debt	3	8
Interest expense	29	18
Non-cash convertible debt related expense	7	6
Subtotal debt service	39	32

Income tax benefit	(17)	(8)

Defined benefit pension plan settlement gain (1)	(6)	—

Loss on extinguishment of debt	1	2

Net (loss) income attributable to noncontrolling interests in subsidiaries	(1)	1

Other adjustments:
Debt service billing in excess of revenue recognized	7	6
Non-cash compensation expense	5	5
Other non-cash item (2)	2	(3)
Subtotal other adjustments	14	8
Total adjustments	83	86
Adjusted EBITDA	$58	$74

(1)	See Adjusted EPS above.

(2)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.
The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2013	2012
Cash flow provided by operating activities	$62	$104

Cash flow provided by operating activities from insurance subsidiaries	1	1

Debt service	39	32

Change in working capital	(33)	(63)
Change in restricted funds held in trust	(9)	(2)
Non-cash convertible debt related expense	(7)	(6)
Equity in net income from unconsolidated investments	(1)	1
Dividends from unconsolidated investments	(1)	—
Current tax provision	(5)	(1)
Other	12	8
Sub-total:	(44)	(63)
Adjusted EBITDA	$58	$74
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, as well as the substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, and the available capacity under of our Revolving Credit Facility, as discussed in Available Sources of Liquidity below. As of March 31, 2013, our available liquidity was as follows (in millions).

As of March 31, 2013
Cash	$211
Borrowings available under Revolving Credit Facility	536
Total available liquidity	$747
In addition, as of March 31, 2013, we had restricted cash of $208 million, of which $74 million was designated for future payment of project debt principal.
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
2013 Share Repurchases and Dividends
We plan to allocate capital to maximize stockholder value by returning surplus capital to our stockholders through dividends and share repurchases.
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. During the three months ended March 31, 2013, we increased the current share repurchase authorization to a total of $150 million. During the three months ended March 31, 2013, we repurchased 1.2 million shares of our common stock at a weighted average cost of $19.27 per share for approximately $24 million. As of March 31, 2013, the amount remaining under our currently authorized share repurchase program was $126 million.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Regular cash dividend
Declared	$22	$21
Per Share	$0.165	$0.15
Due to potential tax law changes, we paid the fourth quarter 2012 dividend prior to year-end. The quarterly cash dividend declared for the first quarter 2013 was paid on April 5, 2013 to shareholders of record as of the close of business on March 28, 2013.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease) 2013 vs 2012
	2013	2012
	(Unaudited, in millions)
Net cash provided by operating activities	$62	$104	$(42)
Net cash used in investing activities	(87)	(32)	55
Net cash used in financing activities	(10)	(37)	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net (decrease) increase in cash and cash equivalents	$(35)	$35	(70)
Net cash provided by operating activities for the three months ended March 31, 2013 was $62 million, a decrease of $42 million from the prior year period. The decrease was primarily due to the timing of construction working capital.
Net cash used in investing activities for the three months ended March 31, 2013 was $87 million, an increase of $55 million from the prior year period. The increase was primarily comprised of higher outflows for the purchase of property, plant and equipment of $31 million, the acquisition of the noncontrolling interest for the Huntington EfW facility for $14 million and the purchase of marketable securities of $11 million.
Net cash used in financing activities for the three months ended March 31, 2013 was $10 million, a net change of $27 million from the prior period. The net change was primarily driven by the issuance of the 6.375% Senior Notes and refinanced Term Loan with net proceeds of $55 million in the first quarter of 2012. Net cash used in financing activities also decreased due to lower principal payments on project debt and lower cash dividends paid to stockholders. Due to potential tax law changes, we paid the fourth quarter 2012 dividend prior to year-end rather than our usual payment pattern of payment during the following quarter (i.e. the first quarter of 2013).
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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, excluding the cash flow provided by or used in our insurance subsidiaries, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2013 and 2012, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2013	2012
Cash flow provided by operating activities	$62	$104
Plus: Cash flow used in operating activities from insurance activities	1	1
Less: Maintenance capital expenditures (1)	(38)	(28)
Free Cash Flow	$25	$77

Weighted Average Diluted Shares Outstanding	130	134

Uses of Free Cash Flow
Investments:
Acquisition of noncontrolling interests in subsidiaries	$(14)	$—
Non-maintenance capital expenditures (2)	(25)	(4)
Acquisition of land use rights (2)	—	(1)
Other growth investments (2)	—	1
Other investing activities, net (3)	(10)	—
Total investments	$(49)	$(4)

Return of capital to stockholders:
Cash dividends paid to stockholders	$—	$(10)
Common stock repurchased	(24)	(30)
Total return of capital to stockholders	$(24)	$(40)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$—	$676
Other financing activities, net	(13)	(1)
Net proceeds from capital raising activities	$(13)	$675

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(23)
Net cash used for scheduled principal payments on project debt (5)	(19)	(25)
Optional repayment of corporate debt (6)	—	(621)
Total debt repayments	$(20)	$(669)

Borrowing activities - Revolving credit facility, net	$47	$—

Short-term borrowing activities - Financing of insurance premiums, net	$—	$(3)

Net change in cash and cash equivalents	$(34)	$36

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2013	2012
Maintenance capital expenditures	$(38)	$(28)
Capital expenditures associated with organic growth initiatives and technology development	(25)	(4)
Total purchases of property, plant and equipment	$(63)	$(32)

(2)
Investments in growth opportunities are primarily comprised of purchases of property, plant and equipment for organic growth initiatives, technology, business development, and other similar expenditures, excluding acquisitions of businesses.

(3)	Other investing activities is primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(4)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds from borrowings on long-term debt	$—	$699
Less: Financing costs related to issuance of long-term debt	—	(23)
Net proceeds from issuance of corporate debt	$—	$676

(5)	Calculated as follows:

	Three Months Ended March 31,
	2013	2012
Total scheduled principal payments on project debt	$(16)	$(37)
(Increase) decrease in related restricted funds held in trust	(3)	12
Net cash used for principal payments on project debt	$(19)	$(25)

(6)	Calculated as follows:

	Three Months Ended March 31,
	2013	2012
Redemption of Term Loan due 2014	$—	$(619)
Redemption of Convertible Debentures	—	(2)
Total optional repayment of corporate debt	$—	$(621)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2013, we had unrestricted cash and cash equivalents of $211 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	March 31, 2013	December 31, 2012
	(in millions)
Domestic	$11	$12
International	193	215
Insurance Subsidiary	7	19
Total Cash and Cash Equivalents	$211	$246
Credit Facilities
Available Credit Facilities issued by our subsidiary, Covanta Energy are as follows (in millions):

Credit Facilities Available As of March 31, 2013
Term loan	$300
Revolving credit facility	$900
Total capacity to issue letters of credit	$900

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
We have the option to issue additional term loans and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing the Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.
Availability under Revolving Credit Facility
As of March 31, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of March 31, 2013	Outstanding Letters of Credit as of March 31, 2013	Available as of March 31, 2013
Revolving Credit Facility	$900	2017	$107	$257	$536
During the three months ended March 31, 2013, we utilized $98 million of the Revolving Credit Facility, of which we subsequently repaid $51 million prior to the end of the period. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.
Repayment Terms
As of March 31, 2013, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$2	$3	$3	$3	$3	$3	$280	$297

The Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time. Under certain circumstances, the Credit Facilities obligate us to apply 25% of our excess Cash Flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess Cash Flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Financial Covenants) is at or below 3.00:1.00.
For a detailed description of the terms of the Credit Facilities, see Item. 8. Financial Data and Supplementary Data - Note 11. Consolidated Debt included in our Form 10-K.
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%. Effective March 29, 2013, we modified the Term Loan and it now bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.
Guarantees and Securitization
The Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the 2012 Credit Facilities agreed to secure all of the obligations under the Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations; a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.

Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Consolidated Debt. As of March 31, 2013, we were in compliance with the covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of March 31, 2013		As of December 31, 2012
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$107	$107	$60	$60
Term Loan due 2019	297	296	298	297
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
3.25% Cash Convertible Senior Notes due 2014	460	566	460	523
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2042	335	335	335	335
Total corporate debt (including current portion)	$1,999	$2,104	$1,953	$2,015

Project Debt:
Domestic project debt - service fee facilities	$207	$209	$223	$226
Domestic project debt - tip fee facilities	69	69	68	68
International project debt	23	23	23	23
Total project debt (including current portion)	$299	$301	$314	$317

Total Debt Outstanding	$2,298	$2,405	$2,267	$2,332
As of March 31, 2013, the maturities of debt, excluding premiums are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$107	$—	$107
Term Loan	2	3	3	3	3	283	297
Senior Notes	—	460	—	—	—	800	1,260
Tax-Exempt Bonds	—	—	—	—	—	335	335
Project Debt	64	57	40	17	19	102	299
Total	$66	$520	$43	$20	$129	$1,520	$2,298

Long-Term Debt
7.25% Senior Notes due 2020 (the “7.25% Notes”)
For specific criteria related to redemption features of the 7.25% Notes, see Item. 8. Financial Data and Supplementary Data - Note 11. Consolidated Debt in our Form 10-K.
6.375% Senior Notes due 2022 (the “6.375% Notes”)
For specific criteria related to redemption features of the 6.375% Notes, see Item. 8. Financial Data and Supplementary Data - Note 11. Consolidated Debt in our Form 10-K.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate, effective December 14, 2012, of 62.5216 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.99 per share). We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.20 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
For specific criteria related to contingent interest, conversion or redemption features of the 3.25% Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the 3.25% Notes, see Item. 8. Financial Data and Supplementary Data - Note 11. Consolidated Debt in our Form 10-K.
For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Item 1. Financial Statements — Note 12. Derivative Instruments.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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

	As of
	March 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$38	$36	$33	$39
Debt service funds - interest	6	—	6	—
Total debt service funds	44	36	39	39
Revenue funds	6	—	9	—
Other funds	3	119	5	122
Total	$53	$155	$53	$161
Of the $208 million in total restricted funds as of March 31, 2013, approximately $74 million was designated for future payment of project debt principal.
Capital Requirements
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2012. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.
Other Commitments
Other commitments as of March 31, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$257	$6	$251
Surety bonds	185	—	185
Total other commitments — net	$442	$6	$436
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans in the case of letters of credit issued under the Revolving Credit Facility.
The surety bonds listed on the table above relate primarily to performance obligations ($172 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
For specific criteria related to redemption features of the 6.375% Notes, see Liquidity and Capital Resources above. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes or 3.25% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of December 31, 2012, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity.  We expect that our federal NOLs will be fully utilized sometime mid-decade and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular our overall performance, the outcome of the current audit of our consolidated federal tax returns by the IRS, federal tax law changes that may come into effect, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes in our Form 10-K.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2013 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There have been no material changes during the three months ended March 31, 2013 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of March 31, 2013, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We increased the current share repurchase authorization to $150 million as of December 31, 2012. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.
The following table provides information as of March 31, 2013 with respect to shares of common stock we repurchased during the first quarter of fiscal 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
January 1 - January 31	—	$—	—	$150
February 1 - February 28	1.2	$19.27	1.2	$126
March 1 - March 31	—	$—	—	$126
Total:	1.2	$19.27	1.2

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

We announced our share repurchase program during the second quarter of 2010. Since then, we have periodically authorized additional repurchases under the program, and during the first quarter of 2013, we increased our remaining authorization to $150 million and we repurchased 1.2 million shares of our common stock for $24 million. The repurchases may employ a variety of methods including open market purchases, privately negotiated transactions, block trades or otherwise, or any combination of methods. The amount and timing of any repurchases will be determined based on an evaluation of a variety of factors at the time of any repurchases. The share buyback program does not obligate the us to acquire any specific number of shares in any period.
During the three months ended March 31, 2013, we repurchased 0.3 million shares of our common stock in connection with tax withholdings for vested stock awards.

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
Date: April 17, 2013