Form 10-Q
period 2013-06-30
COVANTA HOLDING CORP
filed 2013-07-18
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 11, 2013
Common Stock, $0.10 par value	130,339,339 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$259	$262	$490	$500
Recycled metals revenues	17	18	33	38
Electricity and steam sales	103	91	205	182
Other operating revenues	34	39	58	82
Total operating revenues	413	410	786	802
OPERATING EXPENSES:
Plant operating expenses	252	243	533	510
Other operating expenses	25	30	41	69
General and administrative expenses	26	25	50	50
Depreciation and amortization expense	52	49	105	99
Net interest expense on project debt	4	7	7	15
Net write-offs	50	—	51	—
Total operating expenses	409	354	787	743
Operating income (loss)	4	56	(1)	59
Other income (expense):
Interest expense	(29)	(24)	(58)	(42)
Non-cash convertible debt related expense	(7)	(7)	(14)	(13)
Loss on extinguishment of debt	—	—	(1)	(2)
Other income, net	—	—	—	3
Total other expenses	(36)	(31)	(73)	(54)
(Loss) income from continuing operations before income tax expense (benefit) and equity in net income from unconsolidated investments	(32)	25	(74)	5
Income tax (expense) benefit	(7)	(11)	10	(3)
Equity in net income from unconsolidated investments	1	5	—	6
(Loss) income from continuing operations	(38)	19	(64)	8
Loss from discontinued operations, net of income tax expense of $0, $1, $0 and $1, respectively	—	(2)	—	(2)
NET (LOSS) INCOME	(38)	17	(64)	6
Less: Net loss from continuing operations attributable to noncontrolling interests in subsidiaries	—	1	1	—
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(38)	$18	$(63)	$6

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(38)	$20	$(63)	$8
Discontinued operations	—	(2)	—	(2)
Net (Loss) Income Attributable to Covanta Holding Corporation	$(38)	$18	$(63)	$6

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06
Discontinued operations	—	(0.01)	—	(0.01)
Covanta Holding Corporation	$(0.30)	$0.14	$(0.49)	$0.05
Weighted Average Shares	129	133	129	133

Diluted
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06
Discontinued operations	—	(0.01)	—	(0.01)
Covanta Holding Corporation	$(0.30)	$0.14	$(0.49)	$0.05
Weighted Average Shares	129	134	129	134

Cash Dividend Declared Per Share:	$0.165	$0.15	$0.33	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In millions)
Net (loss) income	$(38)	$17	$(64)	$6
Foreign currency translation	—	(5)	(5)	(4)
Adjustment for defined benefit pension plan settlement, net of tax benefit of $0, $0, $2 and $0, respectively	—	—	(4)	—
Pension and postretirement plan unrecognized benefits, net of tax expense of $0, $0, $1 and $0, respectively	—	—	3	—
Net unrealized gain on derivative instruments, net of tax expense of $1, $0, $0 and $0, respectively	2	—	—	1
Net unrealized loss on available for sale securities, net of tax benefit of $0, $0, $0 and $0, respectively	(1)	—	—	—
Other comprehensive income (loss) attributable to Covanta Holding Corporation	1	(5)	(6)	(3)
Comprehensive (loss) income	(37)	12	(70)	3
Less:
Net loss attributable to noncontrolling interests in subsidiaries	—	1	1	—
Comprehensive income attributable to noncontrolling interests in subsidiaries	—	1	1	—
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(37)	$13	$(69)	$3

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$205	$246
Restricted funds held in trust	58	53
Receivables (less allowances of $8 and $6, respectively)	286	256
Unbilled service receivables	15	18
Deferred income taxes	37	18
Note Hedge	141	—
Prepaid expenses and other current assets	110	97
Total Current Assets	852	688
Property, plant and equipment, net	2,570	2,561
Investments in fixed maturities at market (cost: $35 and $36, respectively)	35	36
Restricted funds held in trust	150	161
Unbilled service receivables	13	17
Waste, service and energy contracts, net	380	399
Other intangible assets, net	22	23
Goodwill	249	249
Investments in investees and joint ventures	43	49
Other assets	176	343
Total Assets	$4,490	$4,526
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$577	$3
Current portion of project debt	68	80
Accounts payable	49	41
Accrued expenses and other current liabilities	237	236
Total Current Liabilities	931	360
Long-term debt	1,573	2,012
Project debt	221	237
Deferred income taxes	703	691
Waste and service contracts	30	35
Other liabilities	134	136
Total Liabilities	3,592	3,471
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 159 and 159 shares, respectively; outstanding 130 and 132 shares, respectively)	16	16
Additional paid-in capital	788	806
Accumulated other comprehensive income	1	7
Accumulated earnings	92	222
Treasury stock, at par	(3)	(3)
Total Covanta Holding Corporation stockholders equity	894	1,048
Noncontrolling interests in subsidiaries	4	7
Total Equity	898	1,055
Total Liabilities and Equity	$4,490	$4,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(64)	$6
Less: Loss from discontinued operations, net of tax expense	—	(2)
(Loss) income from continuing operations	(64)	8
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	105	99
Amortization of long-term debt deferred financing costs	4	3
Amortization of debt premium and discount	(1)	(2)
Net write-offs	51	—
Defined benefit pension plan settlement gain	(6)	—
Loss on extinguishment of debt	1	2
Non-cash convertible debt related expense	14	13
Stock-based compensation expense	9	10
Equity in net loss from unconsolidated investments	—	(6)
Dividends from unconsolidated investments	6	3
Deferred income taxes	(7)	—
Other, net	(6)	(10)
Change in restricted funds held in trust	8	2
Change in working capital	(17)	22
Total adjustments for continuing operations	161	136
Net cash provided by operating activities from continuing operations	97	144
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	97	144
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	4	2
Purchase of investment securities	(15)	—
Purchase of property, plant and equipment	(97)	(66)
Acquisition of noncontrolling interest in subsidiary	(14)	—
Acquisition of land use rights	—	(1)
Other, net	(3)	4
Net cash used in investing activities from continuing operations	(125)	(61)
Net cash provided by investing activities from discontinued operations	—	11
Net cash used in investing activities	(125)	(50)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	699
Payment of deferred financing costs	(1)	(24)
Principal payments on long-term debt	(2)	(620)
Principal payments on project debt	(29)	(39)
Convertible debenture repurchases	—	(25)
Payments of borrowings on revolving credit facility	(206)	(15)
Proceeds from borrowings on revolving credit facility	292	15
Change in restricted funds held in trust	(3)	(1)
Cash dividends paid to stockholders	(22)	(31)
Common stock repurchased	(34)	(59)
Financing of insurance premiums, net	—	(7)
Other, net	(8)	1
Net cash used in financing activities from continuing operations	(13)	(106)
Net cash used in financing activities from discontinued operations	—	(2)
Net cash used in financing activities	(13)	(108)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(41)	(14)
Cash and cash equivalents at beginning of period	246	234
Cash and cash equivalents at end of period	205	220
Less: Cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$205	$220

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 3. BUSINESS DEVELOPMENT AND DISPOSITIONS
Business Development, Asset Management and Organic Growth
Huntington Energy-from-Waste Facility
In January 2013, we purchased the remaining equity interests in the Huntington EfW facility from two minority partners for approximately $14 million, increasing our ownership interest to 100%.
MacArthur Energy-from-Waste Facility
In May 2013, we extended the service agreement for the MacArthur EfW facility from 2015 to 2030 on substantially the same terms as the existing agreement. The Town of Islip will supply virtually all of the facility's waste capacity.
Southeast Connecticut Energy-from-Waste Facility
In May 2013, our service fee contract with the Southeastern Connecticut Regional Resource Recovery Authority (“SCRRRA”) was extended from 2015 to 2017 pursuant to an option held by SCRRRA. The terms of the contract remain unchanged under the extension. The project debt on the facility will be repaid by February 2015, at which time SCRRA will have paid debt service as a component of the service fee during the term of the original contract. SCRRRA will effectively retain the benefit of the debt repayment during the two year extension period.
Organic Growth Investments
During the six months ended June 30, 2013, we invested approximately $40 million in various organic growth initiatives, including increasing metals recovery, enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and/or reducing expenses, and expanding our specialty waste and other waste management services.

Dispositions
During 2011, we sold the majority of our interests in certain fossil fuel independent power production facilities in the Philippines and India, and in April 2012, we completed the sale of the remaining independent power production assets in Bangladesh. For additional information, refer to Note 4. Dispositions of the Notes to Consolidated Financial Statements in our Form 10-K. The results of operations of these businesses are included in the condensed consolidated statements of income as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$—	$—
Operating expenses	$(2)	$(3)
Loss before income tax expense and equity in net income from unconsolidated investments	$(2)	$(3)
Equity in net income from unconsolidated investments	$1	$2
Loss from discontinued operations, net of income tax expense of $1 and $1, respectively	$(2)	$(2)

NOTE 4. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
During the six months ended June 30, 2013, we granted 625,716 restricted stock awards and 219,484 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.
During the six months ended June 30, 2013, we repurchased 343,948 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Regular cash dividend
Declared	$22	$20	$44	$41
Per Share	$0.165	$0.15	$0.33	$0.30

We increased the current share repurchase authorization to a total of $150 million during the six months ended June 30, 2013. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.
Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three Months Ended March 31, 2013	$24	1.2	$19.27
Three Months Ended June 30, 2013	10	0.5	$19.62
Six Months Ended June 30, 2013	$34	1.7	$19.37
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries is as follows (in millions):

	As of June 30,
	2013	2012
Noncontrolling interests in subsidiaries, balance as of beginning of period	$7	$5
Acquisition of noncontrolling interests in subsidiaries	(2)	—
Net loss	(1)	—
Noncontrolling interests in subsidiaries, balance as of end of period	$4	$5
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income from continuing operations	$(38)	$20	$(63)	$8
Net loss from discontinued operations	—	(2)	—	(2)
Net (loss) income attributable to Covanta Holding Corporation	$(38)	$18	$(63)	$6

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	129	133	129	133
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06
Discontinued operations	—	(0.01)	—	(0.01)
Basic (loss) earnings per share	$(0.30)	$0.14	$(0.49)	$0.05

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	129	133	129	133
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	1	—	1
Dilutive effect of convertible securities	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	129	134	129	134
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06
Discontinued operations	—	(0.01)	—	(0.01)
Diluted (loss) earnings per share	$(0.30)	$0.14	$(0.49)	$0.05

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2	2
Restricted stock	1	—	1	—
Restricted stock units	—	—	—	—
Warrants	29	28	29	28

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $22.01. As of June 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended June 30, 2013
Operating revenues	$402	$11	$413
Depreciation and amortization expense	52	—	52
Operating income (loss)	57	(53)	4
Three Months Ended June 30, 2012
Operating revenues	$400	$10	$410
Depreciation and amortization expense	48	1	49
Operating income (loss)	62	(6)	56

	Americas	All Other (1)	Total
Six Months Ended June 30, 2013
Operating revenues	$765	$21	$786
Depreciation and amortization expense	104	1	105
Operating income (loss)	57	(58)	(1)
Six Months Ended June 30, 2012
Operating revenues	$781	$21	$802
Depreciation and amortization expense	97	2	99
Operating income (loss)	71	(12)	59

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and all assets outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	June 30, 2013	December 31, 2012
LONG-TERM DEBT:
Revolving credit facility	$146	$60

Term loan due 2019	296	298
Debt discount related to Term loan	(1)	(1)
Term loan, net	295	297
Credit Facilities Sub-total	$441	$357
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(27)	(42)
Cash conversion option derivative at fair value	141	105
3.25% Cash Convertible Senior Notes, net	574	523
Notes Sub-total	$1,374	$1,323
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Total long-term debt	$2,150	$2,015
Less: current portion (includes $27 and $0 of unamortized discount, respectively, and $141 and $0 of cash conversion option derivative at fair value, respectively)	(577)	(3)
Noncurrent long-term debt	$1,573	$2,012
PROJECT DEBT:
Americas project debt
3.00% - 7.00% Americas project debt related to Service Fee structures due 2013 through 2022	$194	$223
5.248% - 5.875% Americas project debt related to Tip Fee structures due 2013 through 2020	69	68
Unamortized debt premium, net	2	3
Total Americas project debt	265	294
Other project debt	24	23
Total project debt	289	317
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(68)	(80)
Noncurrent project debt	$221	$237
TOTAL CONSOLIDATED DEBT	$2,439	$2,332
Less: Current debt	(645)	(83)
TOTAL NONCURRENT CONSOLIDATED DEBT	$1,794	$2,249

The 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of June 30, 2013.
Credit Facilities
Our subsidiary, Covanta Energy, has credit facilities, which are comprised of a $900 million revolving credit facility that expires in 2017 (the “Revolving Credit Facility”) and a $300 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We have the option to establish additional term loan commitments and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing our Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.

Availability under Revolving Credit Facility
As of June 30, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of June 30, 2013	Outstanding Letters of Credit as of June 30, 2013	Availability as of June 30, 2013
Revolving Credit Facility	$900	2017	$146	$257	$497
During the six months ended June 30, 2013, we borrowed $292 million under the Revolving Credit Facility, of which we subsequently repaid $206 million during the period.
Repayment Terms
As of June 30, 2013, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$1	$3	$3	$3	$3	$3	$280	$296
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2013.
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
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of June 30, 2013.
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the "Cash Conversion Option"), based on a conversion rate, effective as of May 22, 2013, of 63.0419 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.86 per share). We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.01 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $14 million and $13 million for the remainder of 2013 and for the year ended December 31, 2014, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate (“ETR”) and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.
The ETR was approximately 13% and 60% for the six months ended June 30, 2013 and 2012, respectively. The non-cash write-off of United Kingdom development costs has no corresponding tax benefit. The ETR for the six month period ended June 30, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and other foreign losses for which we cannot recognize a tax benefit, would have been approximately 48%. For additional information, see Note 8. Supplementary Information.
We currently estimate our ETR for the year ending December 31, 2013 will be approximately 94%. The ETR estimate for the year December 31, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and foreign losses for which we cannot recognize a tax benefit, would have been approximately 43%.
Uncertain tax positions, exclusive of interest and penalties, were $123 million and $124 million as of June 30, 2013 and December 31, 2012, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2013 are potential benefits of $123 million that, if recognized, would impact the effective tax rate. For the six months ended June 30, 2013 and 2012, we recognized a net tax benefit for uncertain tax positions of less than $1 million and a net tax expense of less than $1 million, respectively, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for both June 30, 2013 and December 31, 2012. We continue to reflect tax related interest and penalties as part of the tax provision.
In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not previously deemed an exposure. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The IRS is currently auditing our tax returns for the years 2004 through 2009, which includes years during the carryforward period including returns in which some of the losses giving rise to the NOLs that were reported. In connection with this audit, the IRS has proposed certain adjustments to our 2008 tax return.  We do not believe such proposed adjustments are consistent with applicable rules, and we have challenged them through the IRS's administrative appeals procedures.  If we are unsuccessful in challenging such adjustments, some portion of the NOLs would not be available to offset consolidated taxable income, and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.
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
We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of December 31, 2012, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2031, if not used. In addition to the consolidated federal NOLs, as of December 31, 2012, we had state NOL carryforwards of approximately $303 million, which expire between 2013 and 2031, net foreign NOL carryforwards of approximately $29 million expiring between 2015 and 2031, and federal tax credit carryforwards, including production tax credits of $48 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $34 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Waste and service revenue unrelated to project debt	$250	$250	$472	$476
Revenue earned explicitly to service project debt - principal	8	10	16	20
Revenue earned explicitly to service project debt - interest	1	2	2	4
Total waste and service revenue	$259	$262	$490	$500
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
Operating Costs
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $18 million and $17 million for the three months ended June 30, 2013 and 2012, respectively and $35 million and $39 million for the six months ended June 30, 2013 and 2012, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Construction costs	$32	$32	$54	$70
Insurance subsidiary operating expenses (1)	1	2	2	5
Defined benefit pension plan settlement gain (2)	—	—	(6)	—
Insurance recoveries (3)	—	(5)	—	(5)
Other (4)	(8)	1	(9)	(1)
Total other operating expenses	$25	$30	$41	$69

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

(2)	During the first quarter of 2013, we had final settlement of our defined benefit pension plan. For additional information see Note 9. Benefit Obligations.

(3)	See Stanislaus Energy-from-Waste Facility discussion below.

(4)	During the three months ended June 30, 2013, we recognized operating income of $8 million related to early termination of a power purchase agreement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stanislaus Energy-from-Waste Facility
In January 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. The facility began to generate electricity during the fourth quarter of 2012 and is fully operational. During 2012, total capital expenditures related to the repair of the turbine generator was $12 million. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2012, we received installments of approximately $8 million under applicable insurance policies; approximately $2 million offset the write-down of assets for the repair and reconstruction of the turbine, $1 million was recorded as a contra expense in plant operating expenses and $5 million was recorded as a gain from insurance recoveries. During the remainder of 2012, we received additional installments of $3 million; approximately $1 million was recorded as a contra expense in plant operating expenses and $2 million was recorded as a gain from insurance recoveries. During the second quarter of 2013, we received insurance proceeds of $3 million for business interruption losses which was recorded as a contra expense in plant operating expenses.
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2013 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Six Months Ended June 30, 2013	$16	$(5)
Remainder of 2013	$15	$(5)
2014	29	(10)
2015	26	(5)
2016	23	(5)
2017	15	(3)
Thereafter	272	(2)
Total	$380	$(30)
Net write-offs
The components of net write-offs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas segment:
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (1)	$4	$—	$4	$—
Other:
Development costs - UK (2)	46	—	47	—
Total net write-offs	$50	$—	$51	$—

(1)	See Harrisburg Energy-from-Waste Facility discussion below.

(2)	See Development Costs - United Kingdom discussion below.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding was guaranteed by the City of Harrisburg, but was otherwise unsecured, and junior to project bondholders' rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City's guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In June 2012, the Lancaster County Solid Waste Management Authority was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. During the quarter ended June 30, 2013, we engaged in negotiations with the Office of the Receiver for a final settlement regarding repayment of our receivable. Based on a range of potential outcomes with respect to such repayment, we recorded an additional non-cash write-off of $4 million, pre-tax, to write-down the receivable to $9 million during the quarter ended June 30, 2013.
Development Costs - United Kingdom
On April 19, 2013, we received notification that we were not selected as the preferred bidder for the Merseyside Recycling and Waste Authority's (“MRWA”) waste procurement. The MRWA waste procurement would have accounted for a significant portion of the capacity at a project located at Ince Park, Cheshire, England. Based on this triggering event, we evaluated the recoverability of our capitalized development costs related to our United Kingdom development efforts. During the quarter ended June 30, 2013, we recorded a non-cash write-off of approximately $46 million comprised of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form, based on an analysis of potential outcomes regarding the recoverability of the assets. We also incurred approximately $3 million in severance and other restructuring expenses related to our United Kingdom development office which was recorded as general and administrative expenses.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Debt discount accretion related to the 3.25% Notes	$7	$7	$14	$13
Fair value changes related to the cash convertible note hedge	—	(14)	(36)	(41)
Fair value changes related to the cash conversion option derivative	—	14	36	41
Total non-cash convertible debt related expense	$7	$7	$14	$13
Other Income, Net
For the six months ended June 30, 2013 and 2012, other income included $0 million and $3 million, respectively, of foreign currency gains related to intercompany loans.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive income (loss) are as follows (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain (Loss) on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(5)	3	—	—	(2)
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Net current period comprehensive loss	(5)	(1)	—	—	(6)
Balance June 30, 2013	$(1)	$1	$—	$1	$1

Reclassifications out of accumulated other comprehensive income (loss) are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Six Months Ended
Accumulated Other Comprehensive Income Component	June 30, 2013		Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$—	$(9)	Other operating expenses
Net actuarial loss	—	3	Other operating expenses
	—	(6)	Total before tax
	—	2	Tax benefit
	$—	$(4)	Net of tax

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. BENEFIT OBLIGATIONS
Defined Benefit Pension Plan
The components of net periodic benefit costs, interest costs and the expected return on plan assets for the pension and other post-retirement benefits were not material for the three and six months ended June 30, 2013 and 2012.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended June 30, 2013 and 2012 and $8 million for both the six months ended June 30, 2013 and 2012.

NOTE 10. STOCK-BASED COMPENSATION
During the six months ended June 30, 2013, we awarded certain employees 571,816 restricted stock awards and 24,003 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2014, 2015, and 2016. The RSUs were expensed during the three months ended March 31, 2013.
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
On May 10, 2013, in accordance with our existing program for annual director compensation, we awarded 53,900 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $4 million and $5 million for the three months ended June 30, 2013 and 2012, respectively and $9 million and $10 million for the six months ended June 30, 2013 and 2012, respectively. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2013
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 12	1.6
Restricted Stock Units	$ 4	2.5

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2013. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2013 and December 31, 2012:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2013	December 31, 2012
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$200	$240
Money market funds	1	5	6
Total cash and cash equivalents:		205	246
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	2	2
Money market funds	1	64	64
U.S. Treasury/Agency obligations (1)	1	116	125
State and municipal obligations	1	10	11
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	16	12
Total restricted funds held in trust:		208	214
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	4	5
Money market funds (3)	1	7	8
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		12	14
Investments:
Mutual and bond funds (2)(3)	1	13	2
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	7	6
Residential mortgage-backed securities (4)	1	11	11
Other government obligations (4)	1	4	5
Corporate investments (4)	1	13	14
Equity securities (3)	1	4	3
Total investments:		52	41
Derivative Asset — Note Hedge	2	141	104
Total assets:		$618	$619
Liabilities:
Derivative Liability — Cash Conversion Option	2	$141	$105
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	—	1
Total liabilities:		$141	$106

The following financial instruments are recorded at their carrying amount (in millions).

	As of June 30, 2013		As of December 31, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$300	$300	$283	$283
Liabilities:
Long-term debt	$2,150	$2,138	$2,015	$2,081
Project debt	$289	$302	$317	$329

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $14 million and $27 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Investments
Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.
As of June 30, 2013 and December 31, 2012, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of comprehensive income was not material for the three and six months ended June 30, 2013 and 2012, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of June 30, 2013
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$4	$4
Over one year to five years	15	15
Over five years to ten years	15	15
More than ten years	1	1
Total fixed maturities	$35	$35
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 32% and 31% of the total fixed maturities as of June 30, 2013 and December 31, 2012, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of both June 30, 2013 and December 31, 2012, the aggregate losses from temporarily impaired investments were less than $1 million. As of June 30, 2013, 2 of the temporarily impaired fixed maturity investments had maturities less than 12 months and 28 had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of June 30, 2013		As of December 31, 2012
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$3	4	$1	1
Residential mortgage-backed securities	10	18	9	12
Other government obligations	1	2	—	1
Corporate bonds	2	6	1	3
Total fixed maturities	16		11
Equity securities	1	3	1	8
Total temporarily impaired investments	$17		$12

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

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
Asset Derivatives:
Note Hedge	Note Hedge	$141	$—
Note Hedge	Other noncurrent assets	$—	$104
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$141	$—
Cash Conversion Option	Long-term debt	$—	$105
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2013	2012	2013	2012
Note Hedge	Non-cash convertible debt related expense	$—	$14	$36	$41
Cash Conversion Option	Non-cash convertible debt related expense	—	(14)	(36)	(41)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—	$—	$—

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of June 30, 2013, the fair value of the energy derivatives was less than $1 million, pre-tax, was recorded as a current asset and as a component of AOCI.

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
Other Matters
Other commitments as of June 30, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$257	$5	$252
Surety bonds	302	—	302
Total other commitments — net	$559	$5	$554
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
The surety bonds listed on the table above relate primarily to performance obligations ($289 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
We are planning significant capital improvements, at a cost estimated to be between approximately $75 million to $100 million, for the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  A small portion of the total costs will be incurred in 2013, with the majority of the costs expected to be spent in 2014, 2015 and 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.

NOTE 14. SUBSEQUENT EVENT
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2013 and our results of operations for the three and six months ended June 30, 2013, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012 (“Form 10-K”), to which the reader is directed for additional information.
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
Capital Access/Capital Allocation
We plan to allocate capital to maximize stockholder value by: investing in our existing businesses to maintain and enhance assets; investing in high value core business development projects and strategic acquisitions when available; and returning surplus capital to our stockholders. During the first half of 2013, we

•	increased our quarterly cash dividend by 10%, to $0.66 per share on an annualized basis,

•	increased the current share repurchase authorization to a total of $150 million,

•
lowered the pricing on our $296 million senior secured term loan B due 2019 by approximately 0.50% from the prior rate; an estimated annual interest savings of approximately $1.5 million, based on the current LIBOR rate.

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

•
Expand through development and/or acquisitions in selected attractive markets. We seek to grow our business primarily through the development of new facilities and acquisitions where we believe that market and regulatory conditions will enable us to utilize our skills and invest our capital at attractive risk-adjusted rates of return. We are currently focusing on development and acquisition opportunities in the United States and Canada, which we consider to be our core markets. In addition, we believe that there are attractive opportunities in countries where policies are supportive of energy-from-waste projects.
We believe that our approach to development opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential new projects will be structured and financed. In general, prior to the commencement of construction of a new facility, we intend to enter into long-term contracts with municipal and/or commercial customers for a substantial portion of the disposal capacity and obtain limited recourse project financing for a substantial portion of the capital investment. We intend to finance new projects in a prudent manner, minimizing the impact on our balance sheet and credit profile at the parent company level where possible.

•
Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas, and have developed and have patents and patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions and have a patent for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance.

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

	As of June 30,
	2013	2012
Consumer Price Index (1)	1.8%	1.7%
PJM Pricing (Electricity) (2)	$41.15	$30.75
Henry Hub Pricing (Natural Gas) (3)	$4.01	$2.27
#1 HMS Pricing (Ferrous Metals) (4)	$334	$392

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2013 and Q2 2012. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)
Average price per MMBtu for Q2 2013 and Q2 2012. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(4)	Average price per gross ton for Q2 2013 and Q2 2012. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

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

•
Following construction and during operations, we receive revenue from three primary sources: fees we receive for operating and maintaining projects or for processing waste received, payments we receive from the sale of electricity and/or steam, and payments we receive from the sale of recycled metals we recover.

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

See the Business Development, Asset Management and Organic Growth discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability in the next several years.
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

BUSINESS DEVELOPMENT, ASSET MANAGEMENT AND ORGANIC GROWTH
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
We also have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue our efforts on pursuing growth in the United States, Canada, Ireland, and other countries where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.
Additional details related to business development are described in Item 1. Financial Statements - Note 3. Business Development and Dispositions and Note 8. Supplementary Information in this document and in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions in our Form 10-K.

DISPOSITIONS
During 2011, we sold the majority of our interests in certain fossil fuel independent power production facilities in the Philippines and India, and in April 2012, we completed the sale of the remaining independent power production assets in Bangladesh. For additional information, refer to Note 4. Dispositions of the Notes to Consolidated Financial Statements in our Form 10-K. The results of operations of these businesses are included in the condensed consolidated statements of income as “Income from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows.
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

The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Business Development, Asset Management and Organic Growth and in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions in our Form 10-K, our business development initiatives resulted in various additional projects which increase comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
RESULTS OF OPERATIONS — OPERATING INCOME

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

	Consolidated		Americas		Variance Increase (Decrease)
Three Months Ended June 30,	2013	2012	2013	2012	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$259	$262	$257	$262	$(3)	$(5)
Recycled metals revenues	17	18	17	18	(1)	(1)
Electricity and steam sales	103	91	96	83	12	13
Other operating revenues	34	39	32	37	(5)	(5)
Total operating revenues	413	410	402	400	3	2
OPERATING EXPENSES:
Plant operating expenses	252	243	242	234	9	8
Other operating expenses	25	30	24	28	(5)	(4)
General and administrative expenses	26	25	20	21	1	(1)
Depreciation and amortization expense	52	49	52	48	3	4
Net interest expense on project debt	4	7	3	7	(3)	(4)
Net write-offs	50	—	4	—	50	4
Total operating expenses	409	354	345	338	55	7
Operating income	$4	$56	$57	$62	$(52)	$(5)

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

	Consolidated		Americas		Variance Increase (Decrease)
Six Months Ended June 30,	2013	2012	2013	2012	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$490	$500	$486	$499	$(10)	$(13)
Recycled metals revenues	33	38	33	38	(5)	(5)
Electricity and steam sales	205	182	191	167	23	24
Other operating revenues	58	82	55	77	(24)	(22)
Total operating revenues	786	802	765	781	(16)	(16)
OPERATING EXPENSES:
Plant operating expenses	533	510	514	494	23	20
Other operating expenses	41	69	40	65	(28)	(25)
General and administrative expenses	50	50	40	40	—	—
Depreciation and amortization expense	105	99	104	97	6	7
Net interest expense on project debt	7	15	6	14	(8)	(8)
Net write-offs	51	—	4	—	51	4
Total operating expenses	787	743	708	710	44	(2)
Operating (loss) income	$(1)	$59	$57	$71	$(60)	$(14)

Operating Revenues
Waste and Service Revenues
Waste and service revenues decreased by $3 million and $10 million for the three and six month comparative periods, respectively.
For the three month comparative period, Americas segment revenue was $5 million lower, which was driven by several factors, including waste contract transitions ($6 million) and lower revenue earned explicitly to service project debt principal and interest ($3 million), partially offset by higher special waste revenue ($2 million), new units coming online, and service fee contract escalations. Consolidated waste and service revenues included $2 million of higher revenue from our international operations.
For the six month comparative period, Americas segment revenue was $13 million lower, which was driven by several factors, including waste contract transitions ($14 million), lower revenue earned explicitly to service project debt principal and interest ($6 million), and lower waste volume associated with downtime from first quarter 2013 unscheduled and extended maintenance outages ($4 million), partially offset by higher special waste revenue ($5 million), new units coming online, and service fee contract escalations. Consolidated waste and service revenues included $3 million of higher revenue from our international operations.

Consolidated (In millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Six Month
Waste and service revenue unrelated to project debt	$250	$250	$472	$476	$—	$(4)
Revenue earned explicitly to service project debt - principal	8	10	16	20	(2)	(4)
Revenue earned explicitly to service project debt - interest	1	2	2	4	(1)	(2)
Total waste and service revenue	$259	$262	$490	$500	$(3)	(10)
Recycled Metal Revenues
Recycled metal revenues decreased for the three month comparative period primarily due to lower recycled metal market pricing ($2 million), partially offset by higher volume of recovered non-ferrous metal due to the installation of new recovery systems. Recycled metal revenues decreased for the six month comparative period primarily due to lower recycled metal market pricing ($4 million) and lower recovered recycled metal volumes resulting from lower waste volumes associated with downtime from unscheduled and extended maintenance outages in the first quarter of 2013. Recovered ferrous metal volume was also lower in both the three and six month periods of 2013 due to our efforts to produce a cleaner and more valuable product; however, this volume reduction was offset by higher pricing for the cleaner product.

	For the Quarters Ended
Recycled Metal Revenues (In millions)	2013	2012	2011
March 31,	$16	$20	$17
June 30,	17	18	18
September 30,	—	17	20
December 31,	—	17	19
Total for the Year Ended December 31,	N/A	$72	$74

	Last Twelve Months Ended June 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2013	2012	2013	2012
Ferrous Metal	$53	$63	297.4	320.5
Non-Ferrous Metal	14	14	16.1	14.5
Total	$67	$77	313.5	335.0

(1) Covanta share only.

Electricity and Steam Sales
Electricity and steam sales from our Americas EfW facilities increased by $9 million for the three month comparative period, primarily due to service contract transitions that increased our share of the energy revenue at certain facilities ($7 million) and higher energy market prices ($3 million). Electricity sales at our biomass facilities increased by $4 million for the three month comparative period primarily due to retroactive contract pricing.
Electricity and steam sales from our Americas EfW facilities increased by $17 million for the six month comparative period, primarily due to service contract transitions that increased our share of the energy revenue at certain facilities ($14 million) and higher energy market prices ($7 million), partially offset by lower energy production ($4 million), primarily resulting from downtime from unscheduled and extended maintenance outages at our EfW facilities in the first quarter of 2013. Electricity sales at our biomass facilities increased by $7 million for the six month comparative period primarily due to retroactive contract pricing and increased production.
Americas - Energy Revenue and Megawatt Hours ("MWh") at Market and Contracted by Facility Type
(in millions, except MWhs and percentages)

	Three Months Ended June 30,
	2013			2012			Variance Increase (Decrease)
Americas:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$9	0.25	17%	$16	0.30	22%
Contracted & Hedged	73	1.05	72%	57	0.90	68%
Total EfW	$82	1.30	89%	$73	1.20	90%	$9	0.10
Biomass
At Market	$3	0.08	6%	$2	0.07	5%
Contracted	11	0.07	5%	8	0.07	5%
Total Biomass	$14	0.15	11%	$10	0.14	10%	$4	0.01
Total	$96	1.45	100%	$83	1.34	100%	$13	0.11

(1) Covanta share only.
(2) Steam sales converted to MWh equivalent (0.2 MWh for both 2013 and 2012).
Other Operating Revenues
The decrease of $5 million and $24 million in other operating revenues for the three and six month comparative periods, respectively, was primarily due to lower construction revenue in the Americas segment.
Operating Expenses
Plant Operating Expenses
Plant operating expenses in our Americas segment increased by $8 million for the three month comparative period, the majority of which related to the timing of scheduled maintenance outages. Plant operating expenses in our Americas segment increased by $20 million for the six month comparative period, the majority of which related both to the timing of scheduled maintenance outages and to unscheduled and extended maintenance outages in the first quarter of 2013.

Americas (In millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Six Month
Plant Operating Expenses:
Plant maintenance (1)	$63	$56	$151	$137	$7	$14
All other	179	178	363	357	1	6
Plant operating expenses	$242	$234	$514	$494	8	20

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.

Other plant operating expenses increased by $1 million for three month comparative period due to increased costs from service contract transitions, normal cost escalations, and higher hauling and disposal costs, partially offset by cost reductions resulting from organic growth initiatives and lower operating lease expense due to the acquisition of the Delaware Valley EfW facility in the fourth quarter of 2012.
Other plant operating expenses increased by $6 million for six month comparative period due to the same factors as the three month comparative period, as well as higher wood costs for our biomass facilities related to the increased production.
Consolidated plant operating expenses included $1 million and $3 million of higher operating expenses from our international projects for the three and six month comparative periods, respectively.
Other Operating Expenses
Other operating expenses decreased by $5 million for the three month comparative period primarily due to an energy contract termination payment ($8 million), partially offset by lower insurance recoveries. Other operating expenses decreased by $4 million for the six month comparative period primarily due to the energy contract termination payment ($8 million), a gain related to the termination of our defined benefit pension plans ($6 million), lower construction expense and lower insurance subsidiary operating expenses, partially offset by lower insurance recoveries. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
General and administrative expenses increased by $1 million during the quarter ended June 30, 2013, primarily due to $3 million of severance and other restructuring expenses related to the United Kingdom development office. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.
Net Write-offs
During the three months ended June 30, 2013, we recorded non-cash write-offs totaling $50 million, comprised of $46 million of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form and $4 million associated with funds advanced related to the Harrisburg EfW facility. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.
Operating Income (Loss)
For the Americas segment, operating income was $57 million for the three months ended June 30, 2013, compared to operating income of $62 million in the prior year comparative period. The decrease of $5 million was primarily due to timing of scheduled maintenance activity, lower revenue earned explicitly to service project debt principal and interest, lower construction profit, and the write-down of a receivable related to the Harrisburg EfW facility ($4 million), partially offset by an energy contract termination payment ($8 million) and higher energy pricing.
For the Americas segment, operating income was $57 million for the six months ended June 30, 2013, compared to operating income of $71 million in the prior year comparative period. The decrease of $14 million was primarily due to the same factors as the three month comparative period, as well as the negative impact of downtime from unscheduled and extended maintenance outages in the first quarter of 2013 and lower recycled metal market pricing, partially offset by a gain related to the termination of our defined benefit pension plan.
For the consolidated results of operations, operating income (loss) was $4 million and $(1) million for the three and six months ended June 30, 2013, respectively, compared to operating income of $56 million and $59 million for the three and six months ended June 30, 2012, respectively. The decrease of $52 million and $60 million in operating income for the three and six month comparative periods was comprised of lower operating income of $5 million and $14 million, respectively, for the Americas segment discussed above, combined with the non-cash write-off, severance and other restructuring expenses related to development projects in the United Kingdom totaling $49 million.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended June 30, 2013 and 2012
Other Expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Six Month
	(In millions)
Other expenses:
Interest expense	$29	$24	$58	$42	$5	$16
Non-cash convertible debt related expense	7	7	14	13	—	1
Loss on extinguishment of debt	—	—	1	2	—	(1)
Other income, net	—	—	—	(3)	—	3
Total other expenses	$36	$31	$73	$54	5	19
Total other expenses increased by $5 million and $19 million for the three and six month comparative periods, respectively, primarily due to higher interest expense related to the 6.375% Senior Notes, Tax-Exempt Bonds and Term Loan issued in 2012 and lower other income of $3 million resulting from a foreign currency exchange gain related to intercompany loans recognized in 2012.
Income Tax Benefit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Six Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(7)	$(11)	$10	$(3)	$4	$13

Effective income tax rate	(23)%	42%	13%	60%	N/A	N/A

The effective income tax rate (“ETR”) was (23)% and 42% for the three months ended June 30, 2013 and 2012, respectively, and 13% and 60% for the six months ended June 30, 2013 and 2012, respectively. The non-cash write-off of United Kingdom development costs, has no corresponding tax benefit. The ETR for the three month and six month periods ended June 30, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and other foreign losses for which we cannot recognize a tax benefit, would have been approximately 38% and 48%, respectively. For additional information, see Item 1. Financial Statements - Note 7. Income Taxes.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Six Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net (Loss) Income Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(38)	$20	$(63)	$8	$(58)	$(71)
Discontinued operations (1)	—	(2)	—	(2)	2	2
Net (Loss) Income Attributable to Covanta Holding Corporation	$(38)	$18	$(63)	$6	(56)	(69)

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06	$(0.45)	$(0.55)
Discontinued operations	—	(0.01)	—	(0.01)	0.01	0.01
Covanta Holding Corporation	$(0.30)	$0.14	$(0.49)	$0.05	(0.44)	(0.54)
Weighted Average Shares	129	133	129	133	(4)	(4)

Diluted
Continuing operations	$(0.30)	$0.15	$(0.49)	$0.06	$(0.45)	$(0.55)
Discontinued operations	—	(0.01)	—	(0.01)	0.01	0.01
Covanta Holding Corporation	$(0.30)	$0.14	$(0.49)	$0.05	(0.44)	(0.54)
Weighted Average Shares	129	134	129	134	(5)	(5)

Cash Dividend Declared Per Share (1)	$0.165	$0.15	$0.33	$0.30	0.015	0.03

Adjusted EPS — Non-GAAP: (2)	$0.10	$0.15	$(0.11)	$0.06	(0.05)	(0.17)

(1)	For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2013 and 2012, respectively, reconciled for each such period to diluted (loss) earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Continuing Operations - Diluted (Loss) Earnings Per Share	$(0.30)	$0.15	$(0.49)	$0.06
Reconciling Items (1)	0.40	—	0.38	—
Adjusted EPS	$0.10	$0.15	$(0.11)	$0.06
(1) Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2013	2012	2013	2012
Operating loss related to insurance subsidiaries	$1	$—	$1	$1
Net write-offs (1)	50	—	51	—
Severance due to UK restructuring (1)	3		3
Defined benefit pension plan settlement gain	—	—	(6)	—
Loss on extinguishment of debt	—	—	1	2
Effect of foreign exchange gain on indebtedness	—	—	—	(3)
Other	—	1	—	1
Total reconciling items, pre-tax	54	1	50	1
Pro forma income tax impact	(2)	(1)	—	(1)
Total reconciling items, net of tax	$52	$—	$50	$—

Diluted Earnings Per Share Impact	$0.40	$—	$0.38	$—
Weighted Average Diluted Shares Outstanding	129	134	129	134

(1)
During the three months ended June 30, 2013, we recorded non-cash write-offs totaling approximately $50 million comprised of $46 million of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form and $4 million related to funds advanced related to the Harrisburg EfW facility. In addition, we recorded approximately $3 million in severance costs related to restructuring our operations in the United Kingdom. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2013. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (Loss) Earnings to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (Loss) Income from Continuing Operations Attributable to Covanta Holding Corporation	$(38)	$20	$(63)	$8

Operating loss related to insurance subsidiaries	1	—	1	1

Depreciation and amortization expense	52	49	105	99

Debt service:
Net interest expense on project debt	4	7	7	15
Interest expense	29	24	58	42
Non-cash convertible debt related expense	7	7	14	13
Subtotal debt service	40	38	79	70

Income tax expense (benefit)	7	11	(10)	3

Net write-offs (1)	50	—	51	—

Severance related to UK restructuring (1)	3	—	3	—

Defined benefit pension plan settlement gain	—	—	(6)	—

Loss on extinguishment of debt	—	—	1	2

Net loss attributable to noncontrolling interests in subsidiaries	—	(1)	(1)	—

Other adjustments:
Debt service billing in excess of revenue recognized	1	—	8	6
Non-cash compensation expense	4	5	9	10
Other non-cash item (2)	—	3	1	—
Subtotal other adjustments	5	8	18	16
Total adjustments	158	105	241	191
Adjusted EBITDA	$120	$125	$178	$199

(1)	See Adjusted EPS above.

(2)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash flow provided by operating activities from continuing operations	$35	$40	$97	$144

Cash flow provided by operating activities from insurance subsidiaries	2	1	3	2

Debt service	40	38	79	70

Change in working capital	50	41	17	(22)
Change in restricted funds held in trust	1	—	(8)	(2)
Non-cash convertible debt related expense	(7)	(7)	(14)	(13)
Equity in net income from unconsolidated investments	1	5	—	6
Dividends from unconsolidated investments	(5)	(3)	(6)	(3)
Current tax provision	2	4	(3)	3
Other	1	6	13	14
Sub-total:	43	46	(1)	(17)
Adjusted EBITDA	$120	$125	$178	$199
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under of our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. As of June 30, 2013, our available liquidity was as follows (in millions).

As of June 30, 2013
Cash	$205
Available capacity under Revolving Credit Facility	497
Total available liquidity	$702
In addition, as of June 30, 2013, we had restricted cash of $208 million, of which $74 million was designated for future payment of project debt principal.
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
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return surplus capital to our stockholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
Our 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and we plan to refinance these notes at or prior to their maturity through either the issuance of new securities in the capital markets and/or borrowings under our Credit Facilities.
2013 Share Repurchases and Dividends
We plan to allocate capital to maximize stockholder value by returning surplus capital to our stockholders through dividends and share repurchases.
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. During the six months ended June 30, 2013, we increased the current share repurchase authorization to a total of $150 million. During the six months ended June

30, 2013, we repurchased 1.7 million shares of our common stock at a weighted average cost of $19.37 per share for approximately $34 million. As of June 30, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Regular cash dividend
Declared	$22	$20	$44	$41
Per Share	$0.165	$0.15	$0.33	$0.30
The quarterly cash dividend declared for the first quarter 2013 was paid on April 5, 2013 to stockholders of record as of the close of business on March 28, 2013. The quarterly cash dividend declared for the second quarter 2013 was paid on July 8, 2013 to stockholders of record as of the close of business on June 27, 2013.
Sources and Uses of Cash Flow for the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase (Decrease) 2013 vs 2012
	2013	2012
	(Unaudited, in millions)
Net cash provided by operating activities	$97	$144	$(47)
Net cash used in investing activities	(125)	(61)	64
Net cash used in financing activities	(13)	(106)	(93)
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net decrease in cash and cash equivalents	$(41)	$(23)	18
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2013 was $97 million, a decrease of $47 million from the prior year period. The decrease was primarily due to the timing of construction working capital.
Net cash used in investing activities from continuing operations for the six months ended June 30, 2013 was $125 million, an increase of $64 million from the prior year period. The increase was primarily comprised of higher outflows for the purchase of property, plant and equipment of $31 million, the acquisition of the noncontrolling interest for the Huntington EfW facility for $14 million and the purchase of marketable securities of $11 million.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2013 was $13 million, a net change of $93 million from the prior period. The net change was primarily driven by the issuance of the 6.375% Senior Notes and refinanced Term Loan with net proceeds of $55 million in the first quarter of 2012. Net cash used in financing activities also decreased due to lower principal payments on project debt and lower cash dividends paid to stockholders. Due to potential tax law changes, we paid the fourth quarter 2012 dividend prior to year-end rather than our usual payment pattern of payment during the following quarter (i.e. the first quarter of 2013).
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2013 and 2012, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash flow provided by operating activities	$35	$40	$97	$144
Plus: Cash flow used in operating activities from insurance activities	2	1	3	2
Less: Maintenance capital expenditures (1)	(19)	(24)	(57)	(52)
Free Cash Flow	$18	$17	$43	$94

Weighted Average Diluted Shares Outstanding	129	134	129	134

Uses of Free Cash Flow
Investments:
Acquisition of noncontrolling interests in subsidiaries	$—	$—	$(14)	$—
Non-maintenance capital expenditures (2)	(15)	(10)	(40)	(14)
Acquisition of land use rights (2)	—	—	—	(1)
Other investing activities, net (3)	(4)	5	(14)	6
Total investments	$(19)	$(5)	$(68)	$(9)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(22)	$(21)	$(22)	$(31)
Common stock repurchased	(10)	(29)	(34)	(59)
Total return of capital to stockholders	$(32)	$(50)	$(56)	$(90)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$—	$(1)	$—	$675
Other financing activities, net	4	2	(9)	1
Net proceeds from capital raising activities	$4	$1	$(9)	$676

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(1)	$(2)	$(24)
Net cash used for scheduled principal payments on project debt (5)	(13)	(15)	(32)	(40)
Optional repayment of corporate debt (6)	—	—	—	(621)
Total debt repayments	$(14)	$(16)	$(34)	$(685)

Borrowing activities - Revolving credit facility, net	$39	$—	$86	$—

Short-term borrowing activities - Financing of insurance premiums, net	$—	$(4)	$—	$(7)

Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$—
Net change in cash and cash equivalents	$(4)	$(57)	$(38)	$(21)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Maintenance capital expenditures	$(19)	$(24)	$(57)	$(52)
Capital expenditures associated with organic growth initiatives and technology development (2)	(15)	(7)	(40)	(11)
Capital expenditures – other (2)	—	(3)	—	(3)
Total purchases of property, plant and equipment	$(34)	$(34)	$(97)	$(66)

(2)
Growth investments includes investments in growth opportunities including organic growth initiatives, technology, business development, and other similar expenditures, net of capital expenditures associated with property insurance events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital expenditures associated with organic growth initiatives and technology development	$(15)	$(7)	$(40)	$(11)
Capital expenditures - other	—	(3)	—	(3)
Total non-maintenance capital expenditures	(15)	(10)	(40)	(14)
Acquisition of land use rights	—	—	—	(1)
Less: Capital expenditures associated with property insurance events	—	3	—	3
Total growth investments	$(15)	$(7)	$(40)	$(12)

(3)	Other investing activities is primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(4)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from borrowings on long-term debt	$—	$—	$—	$699
Less: Financing costs related to issuance of long-term debt	—	(1)	—	(24)
Net proceeds from issuance of corporate debt	$—	$(1)	$—	$675

(5)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total scheduled principal payments on project debt	$(13)	$(2)	$(29)	$(39)
(Increase) decrease in related restricted funds held in trust	—	(13)	(3)	(1)
Net cash used for principal payments on project debt	$(13)	$(15)	$(32)	$(40)

(6)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Redemption of Term Loan due 2014	$—	$—	$—	$(619)
Redemption of Convertible Debentures	—	—	—	(2)
Total optional repayment of corporate debt	$—	$—	$—	$(621)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2013, we had unrestricted cash and cash equivalents of $205 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	June 30, 2013	December 31, 2012
	(in millions)
Domestic	$18	$12
International	181	215
Insurance Subsidiary	6	19
Total Cash and Cash Equivalents	$205	$246
Credit Facilities
The Credit Facilities of our subsidiary, Covanta Energy, currently include two separate facilities as follows (in millions):

Credit Facility Commitments As of June 30, 2013
Term loan	$300
Revolving credit facility	$900
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
We have the option to establish additional term loan commitments and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing the Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.
Availability under Revolving Credit Facility
As of June 30, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of June 30, 2013	Outstanding Letters of Credit as of June 30, 2013	Availability as of June 30, 2013
Revolving Credit Facility	$900	2017	$146	$257	$497
During the three months ended June 30, 2013, we borrowed $292 million under the Revolving Credit Facility, of which we subsequently repaid $206 million during the period. The Revolving Credit Facility is available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.
Repayment Terms
As of June 30, 2013, the Term Loan has mandatory amortization payments remaining as follows (in millions):

	2013	2014	2015	2016	2017	2018	2019	Total
Annual Remaining Amortization	$1	$3	$3	$3	$3	$3	$280	$296

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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Consolidated Debt. As of June 30, 2013, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of June 30, 2013		As of December 31, 2012
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$146	$146	$60	$60
Term Loan due 2019	296	295	298	297
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
3.25% Cash Convertible Senior Notes due 2014	460	574	460	523
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2042	335	335	335	335
Total corporate debt (including current portion)	$2,037	$2,150	$1,953	$2,015

Project Debt:
Domestic project debt - service fee facilities	$194	$196	$223	$226
Domestic project debt - tip fee facilities	69	69	68	68
International project debt	24	24	23	23
Total project debt (including current portion)	$287	$289	$314	$317

Total Debt Outstanding	$2,324	$2,439	$2,267	$2,332
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of June 30, 2013.
As of June 30, 2013, the maturities of debt, excluding premiums are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$146	$—	$146
Term Loan	1	3	3	3	3	283	296
Senior Notes	—	460	—	—	—	800	1,260
Tax-Exempt Bonds	—	—	—	—	—	335	335
Project Debt	52	57	40	17	19	102	287
Total	$53	$520	$43	$20	$168	$1,520	$2,324

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
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate of 63.0419 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.86 per share). The conversion rate for the 3.25% Notes was adjusted to its current level in connection the quarterly cash dividend payable on April 5, 2013 and became effective on May 22, 2013. We will not deliver common stock (or any other securities) upon conversion under any circumstances. In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $22.01 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
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
Project Debt - Americas Project Debt
Financing for the construction of our energy-from-waste projects in the Americas was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. As of December 31, 2012, certain of our intermediate subsidiaries have recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013.
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

	As of
	June 30, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$42	$32	$33	$39
Debt service funds - interest	4	—	6	—
Total debt service funds	46	32	39	39
Revenue funds	8	—	9	—
Other funds	4	118	5	122
Total	$58	$150	$53	$161
Of the $208 million in total restricted funds as of June 30, 2013, approximately $74 million was designated for future payment of project debt principal.

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
Other Commitments
Other commitments as of June 30, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$257	$5	$252
Surety bonds	302	—	302
Total other commitments — net	$559	$5	$554
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
The surety bonds listed on the table above relate primarily to performance obligations ($289 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
As discussed in the Overview discussion above, we are focused on developing new projects and making acquisitions to grow our business. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.
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

Essex Energy-from-Waste Facility
We are planning significant capital improvements, at a cost estimated to be between approximately $75 to $100 million, at the Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals.  A small portion of the total costs will be incurred in 2013, with the majority of the costs expected to be spent in 2014, 2015 and 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the baghouse installation.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of December 31, 2012, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity.  We expect that our federal NOLs will be fully utilized sometime mid-decade and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular our overall performance, the outcome of the current audit of our consolidated federal tax returns by the IRS, federal tax law changes that may come into effect, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1. Financial Statements — Note 7. Income Taxes of this Form 10-Q, Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes in our Form 10-K.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2013 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There have been no material changes during the six months ended June 30, 2013 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of June 30, 2013, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following table provides information as of June 30, 2013 with respect to shares of common stock we repurchased during the second quarter of fiscal 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
April 1 - April 30	0.5	$19.62	0.5	$116
May 1 - May 31	—	$—	—	$116
June 1 - June 30	—	$—	—	$116
Total:	0.5	$—	0.5

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

During the six months ended June 30, 2013, we repurchased 0.3 million shares of our common stock in connection with tax withholdings for vested stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Covanta Holding Corporation TSR Award Agreement for Employees and Officers.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document*
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase*
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL information is furnished, not filed.

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
Date: July 18, 2013