Form 10-Q
period 2013-09-30
COVANTA HOLDING CORP
filed 2013-10-24
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 17, 2013
Common Stock, $0.10 par value	130,503,593

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap metal and commodities, and our ability to renew or replace expiring contracts at comparable prices;

•	adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, labor laws and healthcare laws;

•	our ability to avoid adverse publicity relating to our business expansion efforts;

•	advances in technology;

•
difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;

•	failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;

•	difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;

•	our ability to realize the benefits of long-term business development and bear the costs of business development over time;

•	our ability to utilize net operating loss carryforwards;

•	limits of insurance coverage;

•	our ability to avoid defaults under our long-term contracts;

•	performance of third parties under our contracts and such third parties' observance of laws and regulations;

•	concentration of suppliers and customers;

•	geographic concentration of facilities;

•	increased competitiveness in the energy and waste industries;

•	changes in foreign currency exchange rates;

•	limitations imposed by our existing indebtedness and our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;

•	exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;

•	the scalability of our business;

•	restrictions in our certificate of incorporation and debt documents regarding strategic alternatives;

•	failures of disclosure controls and procedures and internal controls over financial reporting;

•	our ability to attract and retain talented people;

•	general economic conditions in the United States and abroad, including the availability of credit and debt financing; and

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$257	$247	$747	$747
Recycled metals revenues	19	17	52	55
Electricity and steam sales	117	115	322	297
Other operating revenues	34	33	92	115
Total operating revenues	427	412	1,213	1,214
OPERATING EXPENSES:
Plant operating expenses	232	225	765	735
Other operating expenses	26	31	67	100
General and administrative expenses	22	24	72	74
Depreciation and amortization expense	52	46	157	145
Net interest expense on project debt	3	7	10	22
Net write-offs (gains)	12	(2)	63	(2)
Total operating expenses	347	331	1,134	1,074
Operating income	80	81	79	140
Other income (expense):
Interest expense	(30)	(25)	(88)	(67)
Non-cash convertible debt related expense	(7)	(6)	(21)	(19)
Loss on extinguishment of debt	—	—	(1)	(2)
Other income, net	—	—	—	3
Total other expenses	(37)	(31)	(110)	(85)
Income (loss) from continuing operations before income tax expense and equity in net income from unconsolidated investments	43	50	(31)	55
Income tax expense	(19)	(27)	(9)	(30)
Equity in net income from unconsolidated investments	4	4	4	10
Income (loss) from continuing operations	28	27	(36)	35
Loss from discontinued operations, net of income tax expense of $0, $0, $0 and $1, respectively	—	—	—	(2)
NET INCOME (LOSS)	28	27	(36)	33
Less: Net (income) loss from continuing operations attributable to noncontrolling interests in subsidiaries	—	(1)	1	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$28	$26	$(35)	$32

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$28	$26	$(35)	$34
Discontinued operations	—	—	—	(2)
Net Income (Loss) Attributable to Covanta Holding Corporation	$28	$26	$(35)	$32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In millions, except per share amounts)
Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.22	$0.20	$(0.27)	$0.25
Discontinued operations	—	—	—	(0.01)
Covanta Holding Corporation	$0.22	$0.20	$(0.27)	$0.24
Weighted Average Shares	129	131	129	133

Diluted
Continuing operations	$0.22	$0.19	$(0.27)	$0.25
Discontinued operations	—	—	—	(0.01)
Covanta Holding Corporation	$0.22	$0.19	$(0.27)	$0.24
Weighted Average Shares	130	132	129	134

Cash Dividend Declared Per Share:	$0.165	$0.15	$0.495	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In millions)
Net income (loss)	$28	$27	$(36)	$33
Foreign currency translation	2	2	(3)	(2)
Adjustment for defined benefit pension plan settlement, net of tax benefit of $0, $0, $2 and $0, respectively	—	1	(4)	1
Pension and postretirement plan unrecognized benefits, net of tax expense of $0, $0, $1 and $0, respectively	—	—	3	—
Net unrealized gain (loss) on derivative instruments, net of tax (benefit) expense of $0, $1, $0 and $1, respectively	1	(3)	1	(2)
Net unrealized (loss) gain on available for sale securities, net of tax expense of $0, $0, $0 and $0, respectively	(1)	1	(1)	1
Other comprehensive income (loss) attributable to Covanta Holding Corporation	2	1	(4)	(2)
Comprehensive income (loss)	30	28	(40)	31
Less:
Net (income) loss attributable to noncontrolling interests in subsidiaries	—	(1)	1	(1)
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	—	(1)	1	(1)
Comprehensive income (loss) attributable to Covanta Holding Corporation	$30	$27	$(39)	$30

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$252	$246
Restricted funds held in trust	54	53
Receivables (less allowances of $8 and $6, respectively)	268	256
Unbilled service receivables	16	18
Deferred income taxes	39	18
Note Hedge	175	—
Prepaid expenses and other current assets	106	97
Total Current Assets	910	688
Property, plant and equipment, net	2,609	2,561
Investments in fixed maturities at market (cost: $33 and $36, respectively)	33	36
Restricted funds held in trust	140	161
Unbilled service receivables	14	17
Waste, service and energy contract intangibles, net	373	399
Other intangible assets, net	21	23
Goodwill	249	249
Investments in investees and joint ventures	47	49
Other assets	184	343
Total Assets	$4,580	$4,526
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$618	$3
Current portion of project debt	59	80
Accounts payable	34	41
Accrued expenses and other current liabilities	301	236
Total Current Liabilities	1,012	360
Long-term debt	1,574	2,012
Project debt	206	237
Deferred income taxes	718	691
Waste, service and other contract intangibles, net	32	35
Other liabilities	131	136
Total Liabilities	3,673	3,471
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 159 shares, respectively; outstanding 131 and 132 shares, respectively)	14	16
Additional paid-in capital	788	806
Accumulated other comprehensive income	3	7
Accumulated earnings	99	222
Treasury stock, at par	(1)	(3)
Total Covanta Holding Corporation stockholders equity	903	1,048
Noncontrolling interests in subsidiaries	4	7
Total Equity	907	1,055
Total Liabilities and Equity	$4,580	$4,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(36)	$33
Less: Loss from discontinued operations, net of tax expense	—	(2)
(Loss) income from continuing operations	(36)	35
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	157	145
Amortization of long-term debt deferred financing costs	6	5
Amortization of debt premium and discount	(1)	(3)
Net write-offs (gains)	63	(2)
Defined benefit pension plan settlement gain	(6)	—
Loss on extinguishment of debt	1	2
Non-cash convertible debt related expense	21	19
Stock-based compensation expense	12	13
Equity in net income from unconsolidated investments	(4)	(10)
Dividends from unconsolidated investments	7	7
Deferred income taxes	6	23
Other, net	(11)	(8)
Change in restricted funds held in trust	17	(10)
Change in working capital	35	52
Total adjustments for continuing operations	303	233
Net cash provided by operating activities from continuing operations	267	268
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	267	268
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	6	2
Purchase of investment securities	(15)	(10)
Purchase of property, plant and equipment	(140)	(94)
Acquisition of business, net of cash acquired	(49)	—
Acquisition of noncontrolling interest in subsidiary	(14)	—
Acquisition of land use rights	—	(1)
Property insurance proceeds	4	7
Other, net	(2)	(2)
Net cash used in investing activities from continuing operations	(210)	(98)
Net cash provided by investing activities from discontinued operations	—	11
Net cash used in investing activities	(210)	(87)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	22	699
Payment of deferred financing costs	(1)	(26)
Principal payments on long-term debt	(2)	(621)
Principal payments on project debt	(53)	(46)
Convertible debenture repurchases	—	(25)
Payments of borrowings on revolving credit facility	(396)	(63)
Proceeds from borrowings on revolving credit facility	462	83
Change in restricted funds held in trust	3	(11)
Cash dividends paid to stockholders	(45)	(51)
Common stock repurchased	(34)	(83)
Financing of insurance premiums, net	—	(10)
Distributions to partners of noncontrolling interests in subsidiaries	—	(1)
Other, net	(8)	3
Net cash used in financing activities from continuing operations	(52)	(152)
Net cash used in financing activities from discontinued operations	—	(2)
Net cash used in financing activities	(52)	(154)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	6	28
Cash and cash equivalents at beginning of period	246	234
Cash and cash equivalents at end of period	252	262
Less: Cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$252	$262

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 45 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2013, the Financial Accounting Standards Board ("FASB") issued updates concerning parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This update was issued to resolve diversity in practice and requires the release of cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment (step acquisition). We are required to adopt this standard prospectively for the first quarter of 2014; however, we have early adopted this standard, as permitted, during the third quarter of 2013. This update is consistent with how we currently account for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity, therefore adoption of this update resulted in no impact on our condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In July 2013, the FASB issued an update concerning the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update provides for the presentation of all or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless such balances are not available at the reporting date at which point the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We are required to adopt this standard prospectively to all unrecognized tax benefits that exist for the first quarter of 2014; however, we have early adopted this standard, as permitted, during the third quarter of 2013. This update is consistent with how we currently present unrecognized tax benefits, therefore adoption of this update resulted in no impact on our condensed consolidated financial statements.
In July 2013, the FASB issued an update concerning the inclusion of the Fed Funds Effective Swap Rate (OIS) as a permitted U.S. benchmark interest rate for hedge accounting purposes under ASC 815 Derivatives and Hedging. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not currently participate in hedging of interest rates and as such there is no immediate impact on our condensed consolidated financial statements.

NOTE 3. ACQUISITIONS, BUSINESS DEVELOPMENT AND DISPOSITIONS
Acquisitions
Camden Energy-from-Waste Facility
In August 2013, we acquired the Camden Resource Recovery Facility located in Camden, New Jersey for cash consideration of $49 million. The 1,050 ton-per-day EfW facility provides sustainable waste management services to Camden County and surrounding communities while generating approximately 21 megawatts of renewable energy, which is sold at prevailing market rates. The majority of the purchase price allocation included $53 million of plant, property & equipment and a $5 million intangible liability related to a long-term above market contract. The acquired intangible liability will be amortized as a contra-expense to the contract expiration date of December 2019. The preliminary purchase price allocation, which includes no goodwill, is based on estimates and assumptions, any changes to which could affect the reported amounts of assets and liabilities resulting from this acquisition.
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
New York City Waste Transport and Disposal Contract
In August 2013, New York City's Department of Sanitation awarded Covanta a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Covanta plans to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow in 2016 when construction work is expected to be completed by New York City. The contract is for 20 years, effective from the date operations commence at the Queens marine transfer station, with options for New York City to extend the term for two additional five-year periods, and calls for waste to be transported using a multi-modal approach. We plan to purchase equipment, including barges, railcars, containers, and intermodal equipment. We expect our total investment to purchase this equipment will be approximately $110 million, plus enhancements of approximately $30 million to existing facilities that will be part of the network of assets supporting this contract. These investments will be made over several years beginning in 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Marion Energy-from-Waste Facility
In September 2013, we extended the service agreement for the Marion EfW facility effective at the end of the current agreement which ends in September 2014, with the new agreement term ending in 2017 on substantially the same terms as the existing agreement. Marion County will supply virtually all of the facility's waste capacity. The agreement also provides Marion County with the option to extend the agreement to 2019.
Organic Growth Investments
During the nine months ended September 30, 2013, we invested approximately $76 million in various organic growth initiatives, including increasing metals recovery, enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and/or reducing expenses, and expanding our specialty waste and other waste management services.

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$—	$—
Operating expenses	$—	$(3)
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$(3)
Equity in net income from unconsolidated investments	$—	$2
Loss from discontinued operations, net of income tax expense of $0 and $1, respectively	$—	$(2)

NOTE 4. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
During the nine months ended September 30, 2013, we granted 634,107 restricted stock awards and 219,484 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.
During the nine months ended September 30, 2013, we repurchased 479,204 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Regular cash dividend
Declared	$21	$20	$65	$61
Per Share	$0.165	$0.15	$0.495	$0.45

We increased the current share repurchase authorization to a total of $150 million during the nine months ended September 30, 2013. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Common stock repurchased is as follows (in millions, except per share amounts):

	Amount	Shares Repurchased	Weighted Average Cost per Share
Three Months Ended March 31, 2013	$24	1.2	$19.27
Three Months Ended June 30, 2013	10	0.5	$19.62
Three Months Ended September 30, 2013	—	—	$—
Nine Months Ended September 30, 2013	$34	1.7	$19.37
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries is as follows (in millions):

	As of September 30,
	2013	2012
Noncontrolling interests in subsidiaries, balance as of beginning of period	$7	$5
Acquisition of noncontrolling interests in subsidiaries	(2)	—
Net (loss) income	(1)	1
Noncontrolling interests in subsidiaries, balance as of end of period	$4	$6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$28	$26	$(35)	$34
Net loss from discontinued operations	—	—	—	(2)
Net income (loss) attributable to Covanta Holding Corporation	$28	$26	$(35)	$32

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	129	131	129	133
Continuing operations	$0.22	$0.20	$(0.27)	$0.25
Discontinued operations	—	—	—	(0.01)
Basic earnings (loss) per share	$0.22	$0.20	$(0.27)	$0.24

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	129	131	129	133
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	—	1
Dilutive effect of convertible securities	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	130	132	129	134
Continuing operations	$0.22	$0.19	$(0.27)	$0.25
Discontinued operations	—	—	—	(0.01)
Diluted earnings (loss) per share	$0.22	$0.19	$(0.27)	$0.24

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1	2	1	2
Restricted stock	—	—	1	—
Restricted stock units	—	—	—	—
Warrants	29	28	29	28

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $21.67. As of September 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which is Americas and is comprised of waste and energy services operations primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	Americas	All Other (1)	Total
Three Months Ended September 30, 2013
Operating revenues	$417	$10	$427
Depreciation and amortization expense	51	1	52
Net write-offs (gains)	12	—	12
Operating income (loss)	83	(3)	80
Three Months Ended September 30, 2012
Operating revenues	$402	$10	$412
Depreciation and amortization expense	46	—	46
Net write-offs (gains)	(13)	11	(2)
Operating income (loss)	105	(24)	81

	Americas	All Other (1)	Total
Nine Months Ended September 30, 2013
Operating revenues	$1,182	$31	$1,213
Depreciation and amortization expense	155	2	157
Net write-offs (gains)	16	47	63
Operating income (loss)	140	(61)	79
Nine Months Ended September 30, 2012
Operating revenues	$1,183	$31	$1,214
Depreciation and amortization expense	143	2	145
Net write-offs (gains)	(13)	11	(2)
Operating income (loss)	176	(36)	140

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and all assets outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	September 30, 2013	December 31, 2012
LONG-TERM DEBT:
Revolving credit facility	$126	$60

Term loan due 2019	295	298
Debt discount related to Term loan	(1)	(1)
Term loan, net	294	297
Credit Facilities Sub-total	$420	$357
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(21)	(42)
Cash conversion option derivative at fair value	176	105
3.25% Cash Convertible Senior Notes, net	615	523
Notes Sub-total	$1,415	$1,323
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	22	—
Tax-Exempt Bonds Sub-total	$357	$335
Total long-term debt	$2,192	$2,015
Less: current portion (includes $21 and $0 of unamortized discount, respectively, and $176 and $0 of cash conversion option derivative at fair value, respectively)	(618)	(3)
Noncurrent long-term debt	$1,574	$2,012
PROJECT DEBT:
Americas project debt
4.00% - 7.00% Americas project debt related to Service Fee structures due 2013 through 2022	$195	$223
5.248% - 8.375% Americas project debt related to Tip Fee structures due 2013 through 2020	45	68
Unamortized debt premium, net	2	3
Total Americas project debt	242	294
Other project debt	23	23
Total project debt	265	317
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(59)	(80)
Noncurrent project debt	$206	$237
TOTAL CONSOLIDATED DEBT	$2,457	$2,332
Less: Current debt	(677)	(83)
TOTAL NONCURRENT CONSOLIDATED DEBT	$1,780	$2,249

The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2013.
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

Availability under Revolving Credit Facility
As of September 30, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Maturing	Outstanding Borrowings as of September 30, 2013	Outstanding Letters of Credit as of September 30, 2013	Availability as of September 30, 2013
Revolving Credit Facility	$900	2017	$126	$281	$493
During the nine months ended September 30, 2013, we borrowed $462 million under the Revolving Credit Facility, of which we subsequently repaid $396 million during the period.
Repayment Terms
As of September 30, 2013, the Term Loan has mandatory amortization payments of $3 million in each of the years 2014 to 2018 and $280 million in 2019. The Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time.
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
Guarantees and Security
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2013.
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
6.375% Senior Notes due 2022 (the "6.375% Notes")
For specific criteria related to redemption features of the 6.375% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2013.
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the "Cash Conversion Option"), based on a conversion rate, effective as of September 26, 2013, of 64.0526 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.61 per share). We will not deliver common stock (or any other securities) upon conversion under any circumstances. During the fourth quarter of 2013, holders of the 3.25% Notes have the right to cash convert the 3.25% Notes as a result of our common stock price having traded at more than 130% of the conversion price of the 3.25% Notes for at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2013.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $21.67 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $8 million and $13 million for the remainder of 2013 and for the year ended December 31, 2014, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Tax-Exempt Variable Rate Demand Bonds due 2043 ("Variable Rate Bonds")
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013. Financing costs were not material.
The Variable Rate Bonds are unsecured obligations which are guaranteed by Covanta Energy Corporation, and are not secured by project assets. Except for amounts payable out of drawings under the letter of credit, principal and interest on the Variable Rate Bonds will be payable solely from, and secured solely by, a pledge of payments derived under a loan agreement between us and the Delaware County Industrial Development Agency as Issuer.
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of September 30, 2013, the weekly interest rate was 0.11%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013.
The Variable Rate Bonds are subject to redemption at our option, in whole or in part, at a redemption price of 100% of the principal amount, plus accrued interest. The Variable Rate Bonds also contain a mandatory tender for purchase feature, contingent upon a conversion of the interest rate period or failure to procure a renewal or alternate letter of credit, at a purchase price of 100% of the principal amount, plus accrued interest.

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
The ETR was approximately (28)% and 55% for the nine months ended September 30, 2013 and 2012, respectively. The non-cash write-off of United Kingdom development costs recorded in the second quarter of 2013 has no corresponding tax benefit. The ETR for the nine month period ended September 30, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and other foreign losses for which we cannot recognize a tax benefit, would have been approximately 32%. For additional information, see Note 8. Supplementary Information.
We currently estimate our ETR for the year ending December 31, 2013 will be approximately 180%. The ETR estimate for the year December 31, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and foreign losses for which we cannot recognize a tax benefit, would have been approximately 45%.
Uncertain tax positions, exclusive of interest and penalties, were $122 million and $124 million as of September 30, 2013 and December 31, 2012, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2013 are potential benefits of $122 million that, if recognized, would impact the effective tax rate. For both the three and nine months ended September 30, 2013 and 2012, we recognized a net tax benefit for uncertain tax positions of $2 million and a net tax expense of $1 million, respectively, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for both September 30, 2013 and December 31, 2012. We continue to reflect tax related interest and penalties as part of the tax provision.
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
We had consolidated federal NOLs estimated to be approximately $392 million for federal income tax purposes as of December 31, 2012, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2023 through December 31, 2031, if not used. In addition to the consolidated federal NOLs, as of December 31, 2012, we had state NOL carryforwards of approximately $303 million, which expire between 2013 and 2031, net foreign NOL carryforwards of approximately $29 million expiring between 2015 and 2031, federal tax credit carryforwards, including production tax credits of $48 million expiring between 2014 and 2022, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $34 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Waste and service revenue unrelated to project debt	$248	$235	$718	$710
Revenue earned explicitly to service project debt - principal	8	10	25	31
Revenue earned explicitly to service project debt - interest	1	2	4	6
Total waste and service revenue	$257	$247	$747	$747
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
Operating Costs
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $17 million and $15 million for the three months ended September 30, 2013 and 2012, respectively and $52 million and $54 million for the nine months ended September 30, 2013 and 2012, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Construction costs	$32	$25	$86	$95
Insurance subsidiary operating expenses (1)	1	8	3	13
Defined benefit pension plan settlement gain (2)	—	—	(6)	—
Insurance recoveries (3)	(4)	—	(4)	(5)
Other (4)	(3)	(2)	(12)	(3)
Total other operating expenses	$26	$31	$67	$100

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

(4)
During the three and nine months ended September 30, 2013, we recognized a gain of $3 million related to a contract amendment. During the nine months ended September 30, 2013, we recognized a gain of $8 million related to early termination of a power purchase agreement.

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

	Twelve Months Ended December 31, 2012	Nine Months Ended September 30, 2013
Insurance Recoveries for Repair and reconstruction costs (net of write-down of assets, recorded to Other operating expenses)	$7	$4
Insurance Recoveries for Business Interruption and Clean-up costs, net of costs incurred (reduction to Plant operating expenses)	$—	$3
Amortization of waste, service and energy contracts
Our waste, service, energy and other contract intangibles are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives.
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2013 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Waste, Service and Energy Contract Intangibles (Amortization Expense)	Waste, Service and Other Contract Intangibles (Contra-Expense)
Nine Months Ended September 30, 2013	$23	$(7)
Remainder of 2013	$8	$(3)
2014	29	(10)
2015	26	(6)
2016	23	(6)
2017	15	(4)
Thereafter	272	(3)
Total	$373	$(32)
Net write-offs (gains)
The components of net write-offs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas segment:
Write-down of Wallingford EfW facility assets (1)	$9	$—	$9	$—
Write-down of equity investment in biomass facility (2)	3	—	3	—
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (3)	—	—	4	—
Write-off of intangible liability (4)	—	(29)	—	(29)
Write-down of renewable fuels project (5)	—	16	—	16
Sub-total:	12	(13)	16	(13)
Other:
Development costs - UK (6)	—	11	47	11
Total net write-offs (gains)	$12	$(2)	$63	$(2)

(1)
During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut.

(2)
During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $3 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California.

(3)	See Harrisburg Energy-from-Waste Facility discussion below.

(4)
During the nine months ended September 30, 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility.

(5)
During the nine months ended September 30, 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(6)	See Development Costs - United Kingdom discussion below.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding was guaranteed by the City of Harrisburg, but was otherwise unsecured, and junior to project bondholders' rights. We advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City's guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable. In June 2012, the Lancaster County Solid Waste Management Authority ("LCSWMA") was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. During the quarter ended June 30, 2013, we engaged in negotiations with the Office of the Receiver for a final settlement regarding repayment of our receivable. Based on a range of potential outcomes with respect to such repayment, we recorded an additional non-cash write-off of $4 million, pre-tax, to write-down the receivable to $9 million during the quarter ended June 30, 2013. During the quarter ended September 30, 2013, we entered into an amended and restated agreement with LCSWMA that will replace our original ten year agreement with The Harrisburg Authority upon closing of the sale of the Harrisburg energy-from-waste facility from The Harrisburg Authority to LCSWMA.  This closing is conditioned on reaching a complex global settlement among all Harrisburg stakeholders. The receipt of $9 million from the receiver for the outstanding receivable, as well as the complex global settlement, are both conditions to the amended and restated agreement with LCSWMA. The amended and restated agreement expires December 31, 2017 and its terms are similar to the original agreement.
Development Costs - United Kingdom
On April 19, 2013, we received notification that we were not selected as the preferred bidder for the Merseyside Recycling and Waste Authority's (“MRWA”) waste procurement. The MRWA waste procurement would have accounted for a significant portion of the capacity at a project to be located at Ince Park, Cheshire, England. Based on this triggering event, we evaluated the recoverability of our capitalized development costs related to our United Kingdom development efforts. During the nine months ended September 30, 2013, we recorded a non-cash write-off of approximately $47 million comprised of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form, based on an analysis of potential outcomes regarding the recoverability of the assets. We also incurred approximately $3 million in severance and other restructuring expenses related to our United Kingdom development office which was recorded as general and administrative expenses.
During the nine months ended September 30, 2012, we recorded a non-cash write-off of $11 million of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Debt discount accretion related to the 3.25% Notes	$7	$7	$21	$20
Fair value changes related to the cash convertible note hedge	(35)	8	(71)	(33)
Fair value changes related to the cash conversion option derivative	35	(9)	71	32
Total non-cash convertible debt related expense	$7	$6	$21	$19
Other Income, Net
For the nine months ended September 30, 2013 and 2012, other income included $0 and $3 million, respectively, of foreign currency gains related to intercompany loans.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Gain on Derivatives	Net Unrealized Gain (Loss) on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(3)	3	1	(1)	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Net current period comprehensive (loss) income	(3)	(1)	1	(1)	(4)
Balance September 30, 2013	$1	$1	$1	$—	$3

Reclassifications out of accumulated other comprehensive income (loss) are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Nine Months Ended
Accumulated Other Comprehensive Income Component	September 30, 2013		Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$—	$(9)	Other operating expenses
Net actuarial loss	—	3	Other operating expenses
	—	(6)	Total before tax
	—	2	Tax benefit
	$—	$(4)	Net of tax
NOTE 9. BENEFIT OBLIGATIONS
Defined Benefit Pension Plan
The components of net periodic benefit costs, interest costs and the expected return on plan assets for the pension and other post-retirement benefits were not material for the three and nine months ended September 30, 2013 and 2012.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended September 30, 2013 and 2012 and $12 million for both the nine months ended September 30, 2013 and 2012.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 10. STOCK-BASED COMPENSATION
During the nine months ended September 30, 2013, we awarded certain employees 580,207 restricted stock awards and 24,003 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2014, 2015, and 2016. The RSUs were expensed during the three months ended March 31, 2013.
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
Compensation expense related to our stock-based awards totaled $3 million for both the three months ended September 30, 2013 and 2012, and $12 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2013
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 10	1.5
Restricted Stock Units	$ 3	2.3

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2013. Such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2013 and December 31, 2012:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2013	December 31, 2012
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$246	$240
Money market funds	1	6	6
Total cash and cash equivalents:		252	246
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	2	2
Money market funds	1	63	64
U.S. Treasury/Agency obligations (1)	1	15	17
State and municipal obligations	1	112	119
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	2	12
Total restricted funds held in trust:		194	214
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	1	5
Money market funds (3)	1	7	8
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		9	14
Investments:
Mutual and bond funds (2)(3)	1	13	2
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	6	6
Residential mortgage-backed securities (4)	1	10	11
Other government obligations (4)	1	4	5
Corporate investments (4)	1	13	14
Equity securities (3)	1	4	3
Total investments:		50	41
Derivative Asset — Note Hedge	2	175	104
Total assets:		$680	$619
Liabilities:
Derivative Liability — Cash Conversion Option	2	$176	$105
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	—	1
Total liabilities:		$176	$106

The following financial instruments are recorded at their carrying amount (in millions).

	As of September 30, 2013		As of December 31, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$291	$291	$283	$283
Liabilities:
Long-term debt	$2,192	$2,137	$2,015	$2,081
Project debt	$265	$277	$317	$329

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $23 million and $27 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

Investments
Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.
As of September 30, 2013 and December 31, 2012, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of comprehensive income was not material for the three and nine months ended September 30, 2013 and 2012, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of September 30, 2013
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$4	$4
Over one year to five years	16	16
Over five years to ten years	13	13
More than ten years	—	—
Total fixed maturities	$33	$33
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 32% and 31% of the total fixed maturities as of September 30, 2013 and December 31, 2012, respectively. Our MBS holdings are issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of both September 30, 2013 and December 31, 2012, the aggregate losses from temporarily impaired investments were less than $1 million. As of September 30, 2013, 3 of the temporarily impaired fixed maturity investments had maturities less than 12 months and 26 had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of September 30, 2013		As of December 31, 2012
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$3	5	$1	1
Residential mortgage-backed securities	9	17	9	12
Other government obligations	1	2	—	1
Corporate bonds	2	5	1	3
Total fixed maturities	15		11
Equity securities	—	3	1	8
Total temporarily impaired investments	$15		$12

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

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset Derivatives:
Note Hedge	Note Hedge	$175	$—
Note Hedge	Other noncurrent assets	$—	$104
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$176	$—
Cash Conversion Option	Long-term debt	$—	$105
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2013	2012	2013	2012
Note Hedge	Non-cash convertible debt related expense	$35	$(8)	$71	$33
Cash Conversion Option	Non-cash convertible debt related expense	(35)	9	(71)	(32)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$1	$—	$1

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of September 30, 2013, the fair value of the energy derivatives of $1 million, pre-tax, was recorded as a current liability and as a component of AOCI.

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 67 PRPs participating in the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County ("Superior Court") against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. NJDEP and third party defendants including Essex agreed to a settlement which is subject to public comment and approval by the Superior Court prior to becoming final and effective.  The Company's share of the proposed settlement is not material to our financial position or results of operations. The Superior Court litigation remains stayed pending consideration of the proposed settlement. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.
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
Other Matters
Other commitments as of September 30, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$281	$6	$275
Surety bonds	304	—	304
Total other commitments — net	$585	$6	$579
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
The surety bonds listed on the table above relate primarily to performance obligations ($291 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
In August 2013, New York City's Department of Sanitation awarded Covanta a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Covanta plans to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station to follow in 2016 when construction work is expected to be completed by New York City. The agreement is for 20 years, effective from the date operations commence at the Queens marine transfer station, with options for New York City to extend the term for two additional five-year periods, and calls for waste to be transported using a multi-modal approach. We plan to purchase equipment, including barges, railcars, containers, and intermodal equipment. We expect our total investment to purchase this equipment will be approximately $110 million, plus enhancements of approximately $30 million to existing facilities that will be part of the network of assets supporting this contract. These investments will be made over several years beginning in 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012 (“Form 10-K”), to which the reader is directed for additional information.
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
OVERVIEW
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions. Energy-from-waste is also considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service through sustainable practices. For a discussion of our facilities, the energy-from-waste process and the environmental benefits of energy-from-waste, see Item. 1. Business included in our Form 10-K.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the energy-from-waste process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 45 energy-from-waste facilities, which are primarily located in North America, and 14 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually, representing approximately 6% of the nation’s non-hydroelectric renewable power. We also operate a waste management infrastructure that is complementary to our core EfW business. We hold equity interests in energy-from-waste facilities in China and Italy.
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue.
Capital Access/Capital Allocation
We plan to allocate capital to maximize stockholder value by: investing in our existing businesses to maintain and enhance assets; investing in high value core business development projects and strategic acquisitions when available; and returning surplus capital to our stockholders. During the nine months ended September 30, 2013, we:

•	increased our quarterly cash dividend by 10%, to $0.66 per share on an annualized basis;

•	increased the current share repurchase authorization to a total of $150 million;

•
lowered the pricing on our $296 million senior secured term loan B due 2019 by approximately 0.50% from the prior rate; an estimated annual interest savings of approximately $1.5 million, based on the current LIBOR rate;

•
successfully refinanced $22 million of tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013 with new tax-exempt corporate variable-rate demand bonds which will mature on July 1, 2043;

•
were awarded a 20 year contract with New York City's Department of Sanitation for Covanta to use a multi-modal approach estimated to begin in early 2015, to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan utilizing capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste. We expect our total investment associated with this contract will be approximately $140 million. This investment will be made over several years beginning in 2013; and

•
acquired the Camden Resource Recovery Facility for $49 million. The 1,050 ton-per-day EfW facility in Camden, New Jersey provides sustainable waste management services to Camden County and surrounding communities while generating approximately 21 megawatts of renewable energy which is sold at prevailing market rates.

Strategy
Our mission is to be the leading energy-from-waste company in the world, which we intend to pursue through the following key strategies:

•
Grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio by continuously improving safety, health and environmental performance, working in partnership with our client communities, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, and managing our expenses. We also intend to effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs and expanding our customer base and sustainable service offerings.

•
Expand through acquisitions and/or development in selected attractive markets. We seek to grow our business primarily through acquisitions and the development of new facilities or businesses where we believe that market and regulatory conditions will enable us to utilize our skills and invest our capital at attractive risk-adjusted rates of return. We are currently focusing on opportunities in the United States and Canada, which we consider to be our core markets. In addition, we believe that there are attractive opportunities in countries where policies are supportive of energy-from-waste projects.

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

•
Advocate for public policy favorable to energy-from-waste. We seek to educate policymakers and regulators about the environmental and economic benefits of energy-from-waste and advocate for policies and regulations that appropriately reflect these benefits. Our business is highly regulated, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

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

	As of September 30,
	2013	2012
Consumer Price Index (1)	1.5%	2.0%
PJM Pricing (Electricity) (2)	$41.63	$38.12
Henry Hub Pricing (Natural Gas) (3)	$3.55	$2.87
#1 HMS Pricing (Ferrous Metals) (4)	$339	$340

(1)
Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics. Reflects that most recently published CPI which is August 2013.

(2)	Average price per MWh for Q3 2013 and Q3 2012. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)
Average price per MMBtu for Q3 2013 and Q3 2012. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(4)	Average price per gross ton for Q3 2013 and Q3 2012. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
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
Performance - We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, among other systems, and the average age of our facilities is approximately 25 years. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs which improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the annual expense required to maintain our facilities will increase in order to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors included in our Form 10-K. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals for projects where we sell into those markets;

•	seasonal or geographic changes in the price and availability of wood waste as fuel for our biomass facilities;

•	seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by an energy-from-waste facility;

•	our ability to operate at historic performance levels as our facilities age, and the extent to which our annual maintenance expense increases over time;

•
our ability to avoid increases in operating and maintenance costs and unscheduled or extended outages while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•
contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities;

•	our ability to extend or replace existing waste and energy contracts , and the extent to which prevailing market conditions result in decreased or increased pricing under such contracts;

•
the success or lack of success in implementing our organic growth programs which are focused on growing our waste revenue, increasing our metal revenue, managing our assets and improving efficiency to reduce cost;

•	the extent and success of our construction activity and the timing of payments we receive for such activity; and

•	the availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
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

The following summarizes the typical contractual and economic characteristics of the three project structures in the Americas segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	17	9	15
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
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

We recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable service agreement. The total revenue is equal to the amount of project debt originally issued, less any debt service reserve accounts. While we recognize debt service revenue over the term of the applicable service agreement, once project debt is retired, we no longer receive payments and we no longer recognize revenue once the applicable service agreement term ends.
Our project debt repayment schedule and related debt service revenue for our Americas segment are as follows (in millions):

Project Debt Repayment	2008 - 2012	2013 Projected	2014	2015	2016	2017	Beyond 2017
Total Principal Payments (1)	$740	$82	$50	$37	$14	$15	$93
Total Change in Principal-Related Restricted Funds	(140)	(27)	(21)	(6)	—	—	(14)
Net Cash Used for Project Debt Principal Repayment	$600	$55	$29	$31	$14	$15	$79

Client Payments for Debt Service	2008 - 2012	2013 Projected	2014	2015	2016	2016	Beyond 2016
Debt Service Revenue - Principal (2)	$293	$30	$19	$9	$3	$3	$2
Debt Service Revenue - Interest	86	5	3	2	1	1	—
Debt Service Billings in Excess of Revenue Recognized	94	9	2	2	5	5	—
Client Payments for Debt Service (3)	$473	$44	$24	$13	$9	$9	$2

Net Change in Debt Service Billings Per Period	$(63)	$(16)	$(20)	$(11)	$(4)	$—

(1)    Excludes payments related to project debt refinancings.
(2)    Includes pass-through lease payments for emission control system (approximately $4 million per year 2008-2012).
(3)    Related to Service Fee Facilities only.

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

Contracted and Merchant Capacity
Our waste service and energy contracts expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the related real estate, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities, which may involve a competitive bidding process. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.
To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Business Development, Asset Management and Organic Growth discussion below for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. As of September 30, 2013, approximately 80% of waste revenue was contracted.
As we seek to enter into extended or new contracts, we expect that medium- and/or long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of electricity will be less available than in the past, while medium- and long-term contracts for sales of other energy products may be more attainable. As a result, following the expiration of these long-term contracts, we expect to have, on a relative basis, more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. We have entered into contractual arrangements in order to mitigate our exposure to revenue fluctuations in energy markets through a variety of hedging techniques, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.
Our 2013 projected mix of contracted and market-exposed energy revenue is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)

Full Year 2013E As of October 1, 2013
EfW
At Market	0.9
Contracted & Hedged	4.4
Total EfW	5.3
Biomass (b)
At Market	0.4
Contracted	0.3
Total Biomass	0.7
Total	6.0

(a) Covanta share only
(b) Additional 0.3 million MWh of Biomass energy is economically dispatched, but available to run
Recent economic conditions in the Americas have driven market pricing lower in the waste and energy in which we operate.  Because several of our waste and energy contracts have been in place for many years, in most cases well prior to recent market pricing declines, they have provided revenue and/or cost sharing reflecting above-market pricing.  As these contracts have expired and we have executed new agreements, we have experienced a reduction in operating income and cash flow from operations.  A number of our above market contracts expire in the coming years, we expect this trend to continue absent an improvement in waste and energy market pricing. For additional information about our exposure to energy, waste, metal and other commodity prices, and expiration dates for our waste and energy contracts, see Item. 1. Business — Americas Segment included in our Form 10-K.
In conjunction with our energy-from-waste business, we also own and/or operate 13 transfer stations and four ash landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-

waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and ash residue management for our energy-from-waste projects.

STRATEGY FOR BUSINESS EXPANSION, ASSET MANAGEMENT AND ORGANIC GROWTH
We intend to grow our business through expanding the capabilities of our existing business, and adding new projects through acquisition and/or development, all with the goal of maximizing long-term stockholder return. Our growth opportunities include:

•	organic growth;

•	new energy-from-waste and other renewable energy projects;

•
existing project expansions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, recycling, processing, recovery and disposal businesses.

We will effect organic growth through adding or extending waste and service contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue or reducing costs in areas such as metals recovery, and expanding our customer base and service offerings.
We intend to continue our efforts on pursuing growth in the United States, Canada, and other markets where the demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production.
We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.
Additional details related to business development are described in Item 1. Financial Statements - Note 3. Acquisitions, Business Development and Dispositions and Note 8. Supplementary Information in this document and in Item 8. Financial Statements And Supplementary Data — Note 3. Business Development and Acquisitions in our Form 10-K.

RECENT ACQUISITIONS AND BUSINESS EXPANSION
Camden Energy-from-Waste Facility
In August 2013, we acquired the Camden Resource Recovery Facility located in Camden, New Jersey for cash consideration of $49 million. The 1,050 ton-per-day EfW facility provides sustainable waste management services to Camden County and surrounding communities while generating approximately 21 megawatts of renewable energy which is sold at prevailing market rates.
New York City Waste Transport and Disposal Contract
In August 2013, New York City's Department of Sanitation awarded Covanta a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Covanta plans to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow in 2016 when construction work is expected to be completed by New York City. The contract is for 20 years, effective from the date operations commence at the Queens marine transfer station, with options for New York City to extend the term for two additional five-year periods, and calls for waste to be transported using a multi-modal approach. We plan to purchase equipment, including barges, railcars, containers, and intermodal equipment. We expect our total investment to purchase this equipment will be approximately $110 million, plus enhancements of approximately $30 million to existing facilities that will be part of the network of assets supporting this contract. These investments will be made over several years beginning in 2013.

Organic Growth Investments
During the nine months ended September 30, 2013, we invested approximately $76 million in various organic growth initiatives, including increasing metals recovery, enhancing the capabilities of our existing assets, deploying new or improved technologies targeted at increasing revenue and/or reducing expenses, and expanding our specialty waste and other waste management services.

Growth Investments	Nine Months Ended September 30, 2013

Metals recovery projects	$32
Other growth investments	32
New York City Contract (Intermodal equipment purchases and enhancements to existing facilities)	12
Total Organic Growth Investments:	$76

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
The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Business Development, Asset Management and Organic Growth and in Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions, Business Development and Acquisitions in our Form 10-K, our business development initiatives resulted in various additional projects which increase comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

	Consolidated		Americas		Variance Increase (Decrease)
Three Months Ended September 30,	2013	2012	2013	2012	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$257	$247	$255	$246	$10	$9
Recycled metals revenues	19	17	19	17	2	2
Electricity and steam sales	117	115	109	109	2	—
Other operating revenues	34	33	34	30	1	4
Total operating revenues	427	412	417	402	15	15
OPERATING EXPENSES:
Plant operating expenses	232	225	222	218	7	4
Other operating expenses	26	31	26	21	(5)	5
General and administrative expenses	22	24	20	18	(2)	2
Depreciation and amortization expense	52	46	51	46	6	5
Net interest expense on project debt	3	7	3	7	(4)	(4)
Net write-offs (gains)	12	(2)	12	(13)	14	25
Total operating expenses	347	331	334	297	16	37
Operating income	$80	$81	$83	$105	$(1)	$(22)

Plus: Net write-offs (gains)	$12	$(2)	$12	$(13)
Operating income excluding Net write-offs (gains):	$92	$79	$95	$92	$13	$3

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

	Consolidated		Americas		Variance Increase (Decrease)
Nine Months Ended September 30,	2013	2012	2013	2012	Consolidated	Americas
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$747	$747	$741	$745	$—	$(4)
Recycled metals revenues	52	55	52	55	(3)	(3)
Electricity and steam sales	322	297	300	276	25	24
Other operating revenues	92	115	89	107	(23)	(18)
Total operating revenues	1,213	1,214	1,182	1,183	(1)	(1)
OPERATING EXPENSES:
Plant operating expenses	765	735	736	712	30	24
Other operating expenses	67	100	66	86	(33)	(20)
General and administrative expenses	72	74	60	58	(2)	2
Depreciation and amortization expense	157	145	155	143	12	12
Net interest expense on project debt	10	22	9	21	(12)	(12)
Net write-offs (gains)	63	(2)	16	(13)	65	29
Total operating expenses	1,134	1,074	1,042	1,007	60	35
Operating income	$79	$140	$140	$176	$(61)	$(36)

Plus: Net write-offs (gains)	$63	$(2)	$16	$(13)
Operating income excluding Net write-offs (gains):	$142	$138	$156	$163	$4	$(7)

Operating Revenues
Waste and Service Revenues
Waste and service revenues increased by $10 million for the three month period and was flat for nine month period.
For the three month comparative period, Americas segment revenue was $9 million higher, which was driven by several factors, including higher tip fee volume ($2 million), higher special waste revenue ($2 million), new units coming online including the Camden acquisition and the Honolulu expansion, and service fee contract escalations, partially offset by lower revenue earned explicitly to service project debt ($3 million) and slightly lower tip fee pricing. Consolidated waste and service revenues included $1 million of higher revenue from our international operations.
For the nine month comparative period, Americas segment revenue was $4 million lower, which was driven by several factors, including waste contract transitions ($13 million) and lower revenue earned explicitly to service project debt ($8 million), partially offset by higher special waste revenue ($7 million), new units coming online including the Camden acquisition and the Honolulu expansion and service fee contract escalations. Consolidated waste and service revenues included $4 million of higher revenue from our international operations.

Consolidated (In millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Nine Month
Waste and service revenue unrelated to project debt	$248	$235	$718	$710	$13	$8
Revenue earned explicitly to service project debt - principal	8	10	25	31	(2)	(6)
Revenue earned explicitly to service project debt - interest	1	2	4	6	(1)	(2)
Total waste and service revenue	$257	$247	$747	$747	10	—
Recycled Metal Revenues
Recycled metal revenues increased for the three month comparative period primarily due to a higher volume of recovered metals as a result of the installation of new non-ferrous recovery systems and enhancements to existing ferrous recovery systems. Third quarter 2013 recycled metal market pricing was essentially flat compared to the third quarter of 2012. Recycled metal revenues decreased for the nine month comparative period primarily due to lower recycled metal market pricing ($4 million), partially offset by higher recovered recycled metal volumes ($2 million) primarily from the new non-ferrous recovery systems.

	For the Quarters Ended
Recycled Metal Revenues (In millions)	2013	2012	2011
March 31,	$16	$20	$17
June 30,	17	18	18
September 30,	19	17	20
December 31,	—	17	19
Total for the Year Ended December 31,	N/A	$72	$74

	Last Twelve Months Ended September 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2013	2012	2013	2012
Ferrous Metal	$53	$60	304	316
Non-Ferrous Metal	16	13	17.7	14.7
Total	$69	$73

(1) Covanta share only.

Electricity and Steam Sales
Electricity and steam sales from our Americas EfW facilities increased by $5 million for the three month comparative period, primarily due to service contract transitions that increased our share of the energy revenue at certain facilities ($4 million), higher production ($2 million) and the addition of the Camden facility. Electricity sales at our biomass facilities decreased by $5 million for the three month comparative period primarily due to lower production. Consolidated electricity and steam sales included $2 million of higher revenue from our international operations.
Electricity and steam sales from our Americas EfW facilities increased by $22 million for the nine month comparative period, primarily due to service contract transitions that increased our share of the energy revenue at certain facilities ($18 million), higher energy market prices ($6 million), and the addition of the Camden facility, partially offset by lower energy production ($2 million), primarily resulting from downtime from unscheduled and extended maintenance outages at our EfW facilities in the first quarter of 2013. Electricity sales at our biomass facilities increased by $2 million for the nine month comparative period primarily due to retroactive contract pricing. Consolidated electricity and steam sales included $1 million of higher revenue from our international operations.

Americas - Energy Revenue and Megawatt Hours ("MWh") at Market and Contracted by Facility Type
(in millions, except MWhs and percentages)

	Three Months Ended September 30,
	2013			2012			Variance Increase (Decrease)
Americas:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$11	0.27	17%	$7	0.17	12%
Contracted & Hedged	76	1.09	70%	75	1.03	72%
Total EfW	$87	1.36	87%	$82	1.20	84%	$5	0.16
Biomass
At Market	$4	0.10	6%	$3	0.09	7%
Contracted	18	0.10	7%	24	0.13	9%
Total Biomass	$22	0.20	13%	$27	0.22	16%	$(5)	(0.02)
Total	$109	1.56	100%	$109	1.42	100%	$—	0.14

(1) Covanta share only.
(2) Steam sales converted to MWh equivalent (0.2 MWh for both 2013 and 2012).

Other Operating Revenues
The increase of $1 million in other operating revenues for the three month comparative period was primarily due to higher construction revenue in the Americas segment.
The decrease of $23 million in other operating revenues for the nine month comparative period was primarily due to lower construction revenue in the Americas segment.

Operating Expenses
Plant Operating Expenses
Plant operating expenses in our Americas segment increased by $4 million for the three month comparative period. Plant maintenance decreased by $6 million primarily due to the timing of scheduled maintenance outages. Other plant operating expenses increased by $10 million for the three month comparative period due to increased costs from service contract transitions, normal cost escalations, higher hauling costs from the increased bypassed waste, higher ash disposal costs, and the addition of the Camden EfW facility, partially offset by cost reductions resulting from organic growth initiatives and lower operating lease expense due to the acquisition of the Delaware Valley EfW facility in the fourth quarter of 2012.
Plant operating expenses in our Americas segment increased by $24 million for the nine month comparative period, of which $8 million related primarily to unscheduled and extended maintenance outages.

Other plant operating expenses increased by $16 million for nine month comparative period due to the same factors as the three month comparative period, as well as higher wood fuel costs for our biomass facilities.
Consolidated plant operating expenses included $3 million and $6 million of higher operating expenses from our international projects for the three and nine month comparative periods, respectively.

Americas (In millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Nine Month
Plant Operating Expenses:
Plant maintenance (1)	$36	$42	$187	$179	$(6)	$8
All other	186	176	549	533	10	16
Plant operating expenses	$222	$218	$736	$712	4	24

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses decreased by $5 million for the three month comparative period primarily due to lower operating expenses at our insurance subsidiary ($7 million), a gain related to a contract amendment ($3 million) and higher insurance recoveries ($4 million), partially offset by higher construction expense ($7 million). Other operating expenses decreased by $33 million for the nine month comparative period primarily due to an energy contract termination payment ($8 million), a gain related to the termination of our defined benefit pension plans ($6 million), a gain related to a contract amendment ($3 million), lower construction expense ($9 million) and lower operating expenses at our insurance subsidiary ($10 million). For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information - Other Operating Expenses.
Net Write-offs (Gains)
During the three month period ended September 30, 2013, we recorded non-cash write-offs of $12 million, which was comprised of a $9 million impairment of our Wallingford EfW facility assets and a $3 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility. During the nine months ended September 30, 2013, we recorded non-cash write-offs totaling $63 million, comprised of $47 million of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form, $4 million associated with recovery of funds advanced related to the Harrisburg EfW facility and the $12 million of impairment charges recorded in the three month period ended September 30, 2013.
During the three and nine months ended September 30, 2012, we recorded a non-cash write-off of an intangible liability in connection with a contract amendment for our Essex EfW facility, which resulted in a gain of $29 million, a non-cash write-off of $16 million representing the capitalized costs of a suspended renewable fuels project and a non-cash write-off of $11 million comprised of capitalized development costs related to a development project which we ceased to pursue in the United Kingdom. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.
Operating Income excluding Net Write-offs (gains)
For the Americas segment, operating income excluding net write-offs (gains) was $95 million for the three months ended September 30, 2013, compared to $92 million in the prior year comparative period. The increase of $3 million was primarily due to the benefits of our organic growth initiatives, timing of scheduled maintenance, the net benefit of contract transitions, a gain related to a contract amendment and higher insurance recoveries, which were partially offset by lower biomass profit. Overall waste market pricing was relatively flat year over year, while some operating costs continued to escalate with inflation. Consolidated operating income excluding net write-offs (gains) also improved by $10 million primarily due to both lower business development expenses related to our United Kingdom development efforts and lower operating expenses for our insurance subsidiary as we transition our remaining insurance business to run-off.
For the Americas segment, operating income excluding net write-offs (gains) was $156 million for the nine months ended September 30, 2013, compared to $163 million in the prior year comparative period. The decrease of $7 million was primarily due to the negative impact of downtime from unscheduled and extended maintenance outages in the first three quarters of 2013 and lower recycled metal market pricing, partially offset by a gain related to the termination of our defined benefit pension plan, a gain related to a contract amendment, and an energy contract termination payment. Overall waste market pricing is relatively flat year over year, while some operating costs continued to escalate with inflation. Consolidated operating income excluding net write-offs (gains) improved by $11 million from our international businesses and insurance subsidiary for the same reasons as noted above.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Nine Months Ended September 30, 2013 and 2012
Other Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Nine Month
	(In millions)
Other expenses:
Interest expense	$30	$25	$88	$67	$5	$21
Non-cash convertible debt related expense	7	6	21	19	1	2
Loss on extinguishment of debt	—	—	1	2	—	(1)
Other income, net	—	—	—	(3)	—	3
Total other expenses	$37	$31	$110	$85	6	25
Total other expenses increased by $6 million and $25 million for the three and nine month comparative periods, respectively, primarily due to higher interest expense related to the 6.375% Senior Notes, Tax-Exempt Bonds and Term Loan issued in the fourth quarter of 2012 and lower other income of $3 million resulting from a foreign currency exchange gain related to intercompany loans recognized in 2012.
Income Tax Benefit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Nine Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax expense	$19	$27	$9	$30	$(8)	$(21)

Effective income tax rate	42%	54%	(28)%	55%	N/A	N/A

There is no expected tax benefit from the non-cash write-off related to the UK development costs in the second quarter of 2013 and third quarter of 2012. As a result, these non-cash write-offs had a significant impact on the effective tax rates for the nine months ended September 30, 2013 and 2012. For additional information, see Item 1. Financial Statements - Note 7. Income Taxes. We currently estimate our ETR for the year ending December 31, 2013 will be approximately 180%. The ETR estimate for the year December 31, 2013, excluding the impact of the non-cash write-off of United Kingdom development costs and foreign losses for which we cannot recognize a tax benefit, would have been approximately 45%.

Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings (Loss) Per Share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2013	2012	2013	2012	Three Month	Nine Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$28	$26	$(35)	$34	$2	$(69)
Discontinued operations (1)	—	—	—	(2)	—	2
Net Income (Loss) Attributable to Covanta Holding Corporation	$28	$26	$(35)	$32	2	(67)

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.22	$0.20	$(0.27)	$0.25	$0.02	$(0.52)
Discontinued operations	—	—	—	(0.01)	—	0.01
Covanta Holding Corporation	$0.22	$0.20	$(0.27)	$0.24	0.02	(0.51)
Weighted Average Shares	129	131	129	133	(2)	(4)

Diluted
Continuing operations	$0.22	$0.19	$(0.27)	$0.25	$0.03	$(0.52)
Discontinued operations	—	—	—	(0.01)	—	0.01
Covanta Holding Corporation	$0.22	$0.19	$(0.27)	$0.24	0.03	(0.51)
Weighted Average Shares	130	132	129	134	(2)	(5)

Cash Dividend Declared Per Share (1)	$0.165	$0.15	$0.495	$0.45	0.015	0.045

Adjusted EPS — Non-GAAP: (2)	$0.28	$0.25	$0.17	$0.32	0.03	(0.15)

(1)	For information on dividends declared to stockholders and share repurchases, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2013 and 2012, respectively, reconciled for each such period to diluted (loss) earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Continuing Operations - Diluted (Loss) Earnings Per Share	$0.22	$0.19	$(0.27)	$0.25
Reconciling Items (1)	0.06	0.06	0.44	0.07
Adjusted EPS	$0.28	$0.25	$0.17	$0.32
(1) Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2013	2012	2013	2012
Operating loss related to insurance subsidiaries	$—	$8	$1	$9
Net write-offs (gains) (1)	12	(2)	63	(2)
UK Severance and other restructuring (2)	—	—	3
Defined benefit pension plan settlement gain	—	—	(6)	—
Loss on extinguishment of debt	—	—	1	2
Effect on income of derivative instruments not designated as hedging instruments	—	(1)	—	(1)
Effect of foreign exchange gain on indebtedness	—	—	—	(3)
Other	1	—	1	1
Total reconciling items, pre-tax	13	5	63	6
Pro forma income tax impact (3)	(5)	3	(6)	2
Total reconciling items, net of tax	$8	$8	$57	$8

Diluted Earnings Per Share Impact	$0.06	$0.06	$0.44	$0.07
Weighted Average Diluted Shares Outstanding	130	132	129	134

(1)	The components of Net write-off (gains) are outlined in the table below.

(2)
During the nine months ended September 30, 2013, we recorded approximately $3 million of severance and other restructuring expenses related to the United Kingdom development office which was recorded to general and administrative expenses. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.

(3)
There is no expected tax benefit from the non-cash write-off related to the UK development costs in the second quarter of 2013 and the third quarter of 2012. As a result, these non-cash write-offs had a significant impact on the effective tax rates. Accordingly, we are presenting this proforma calculation of the income tax effect from the total non-cash write-offs. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.

The components of net write-offs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas segment:
Write-down of Wallingford EfW facility assets (1)	$9	$—	$9	$—
Write-down of equity investment in biomass facility (2)	3	—	3	—
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (3)	—	—	4	—
Write-off of intangible liability (4)	—	(29)	—	(29)
Write-down of renewable fuels project (5)	—	16	—	16
Sub-total:	12	(13)	16	(13)
Other:
Development costs - UK (6)	—	11	47	11
Total net write-offs (gains)	$12	$(2)	$63	$(2)

(1)
During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut.

(2)
During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $3 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California.

(3)
During the nine months ended September 30, 2013, we recorded other non-cash write-offs $4 million associated with funds advanced related to the Harrisburg EfW facility. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.

(4)
During the nine months ended September 30, 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility.

(5)
During the nine months ended September 30, 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(6)
During the nine months ended September 30, 2013 and 2012, we recorded non-cash write-offs of $47 million and $11 million, respectively, of capitalized development costs and land related to United Kingdom development projects which we ceased to pursue in their current form. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2013. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse affect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Earnings (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss) from Continuing Operations Attributable to Covanta Holding Corporation	$28	$26	$(35)	$34

Operating loss related to insurance subsidiaries	—	8	1	9

Depreciation and amortization expense	52	46	157	145

Debt service:
Net interest expense on project debt	3	7	10	22
Interest expense	30	25	88	67
Non-cash convertible debt related expense	7	6	21	19
Subtotal debt service	40	38	119	108

Income tax expense	19	27	9	30

Net write-offs (gains) (1)	12	(2)	63	(2)

Severance related to UK restructuring (1)	—	—	3	—

Defined benefit pension plan settlement gain	—	—	(6)	—

Loss on extinguishment of debt	—	—	1	2

Net income attributable to noncontrolling interests in subsidiaries	—	1	(1)	1

Other adjustments:
Debt service billing in excess of revenue recognized	1	—	9	6
Non-cash compensation expense	3	3	12	13
Other non-cash item (2)	1	3	2	3
Subtotal other adjustments	5	6	23	22
Total adjustments	128	124	369	315
Adjusted EBITDA	$156	$150	$334	$349

(1)	See Adjusted EPS above.

(2)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.
The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash flow provided by operating activities from continuing operations	$170	$124	$267	$268

Cash flow provided by operating activities from insurance subsidiaries	1	2	4	4

Debt service	40	38	119	108

Change in working capital	(52)	(30)	(35)	(52)
Change in restricted funds held in trust	(9)	12	(17)	10
Non-cash convertible debt related expense	(7)	(6)	(21)	(19)
Equity in net income from unconsolidated investments	4	4	4	10
Dividends from unconsolidated investments	(1)	(4)	(7)	(7)
Current tax provision	6	4	3	7
Other	4	6	17	20
Sub-total:	(55)	(14)	(56)	(31)
Adjusted EBITDA	$156	$150	$334	$349

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under of our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. As of September 30, 2013, our available liquidity was as follows (in millions).

As of September 30, 2013
Cash	$252
Available capacity under Revolving Credit Facility	493
Total available liquidity	$745
In addition, as of September 30, 2013, we had restricted cash of $194 million, of which $70 million was designated for future payment of project debt principal.
We typically receive cash distributions from our Americas segment projects on either a monthly or quarterly basis, with additional distributions at certain projects made on a semi-annual or annual basis, most significantly in the fourth quarter. The frequency and predictability of our receipt of cash from projects differs depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return surplus capital to our stockholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
Our 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and we plan to refinance these notes through the issuance of new securities in the capital markets and/or borrowings under our Credit Facilities. If we issue non-convertible debt securities to fund this maturity, then this could materially increase our annual cash interest expense in future periods.
2013 Share Repurchases and Dividends
We plan to allocate capital to maximize stockholder value by returning surplus capital to our stockholders through dividends and share repurchases.
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. During the nine months ended September 30, 2013, we increased the current share repurchase authorization to a total of $150 million. During the nine months ended September 30, 2013, we repurchased 1.7 million shares of our common stock at a weighted average cost of $19.37 per share for approximately $34 million. As of September 30, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Regular cash dividend
Declared	$21	$20	$65	$61
Per Share	$0.165	$0.15	$0.495	$0.45
The quarterly cash dividend declared for the first quarter 2013 was paid on April 5, 2013 to stockholders of record as of the close of business on March 28, 2013. The quarterly cash dividend declared for the second quarter 2013 was paid on July 8, 2013 to stockholders of record as of the close of business on June 27, 2013. The quarterly cash dividend declared for the third quarter 2013 was paid on October 7, 2013 to stockholders of record as of the close of business on September 30, 2013.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase (Decrease) 2013 vs 2012
	2013	2012
	(Unaudited, in millions)
Net cash provided by operating activities	$267	$268	$(1)
Net cash used in investing activities	(210)	(98)	112
Net cash used in financing activities	(52)	(152)	(100)
Effect of exchange rate changes on cash and cash equivalents	1	1	—
Net increase in cash and cash equivalents	$6	$19	(13)
Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2013 was $267 million, a decrease of $1 million from the prior year period. The decrease was primarily due to the timing of construction working capital.
Net cash used in investing activities from continuing operations for the nine months ended September 30, 2013 was $210 million, an increase of $112 million from the prior year period. The increase was primarily comprised of higher outflows for the acquisition of a business of $49 million, purchase of property, plant and equipment of $46 million, the acquisition of the noncontrolling interest for the Huntington EfW facility for $14 million and the purchase of marketable securities of $11 million.
Net cash used in financing activities from continuing operations for the nine months ended September 30, 2013 was $52 million, a net change of $100 million from the prior period. The net change was primarily driven by the issuance of the 6.375% Senior Notes and refinanced Term Loan with net proceeds of $55 million in the first quarter of 2012. Net cash used in financing activities also decreased due to stock repurchases and lower cash dividends paid to stockholders. Due to potential tax law changes, we paid the fourth quarter 2012 dividend prior to year-end rather than our usual payment pattern of payment during the following quarter (i.e. the first quarter of 2013).
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2013 and 2012, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash flow provided by operating activities	$170	$124	$267	$268
Plus: Cash flow used in operating activities from insurance activities	1	2	4	4
Less: Maintenance capital expenditures (1)	(10)	(15)	(67)	(67)
Free Cash Flow	$161	$111	$204	$205

Weighted Average Diluted Shares Outstanding	130	132	129	134

Uses of Free Cash Flow
Investments:
Acquisition of business, net of cash acquired	$(49)	$—	$(49)	$—
Acquisition of noncontrolling interests in subsidiary	—	—	(14)	—
Property insurance proceeds	4	7	4	7
Non-maintenance capital expenditures (2)	(33)	(13)	(73)	(27)
Acquisition of land use rights (2)	—	—	—	(1)
Other growth investments (2)	(3)	—	(3)	(2)
Other investing activities, net (3)	6	(16)	(8)	(8)
Total investments	$(75)	$(22)	$(143)	$(31)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(23)	$(20)	$(45)	$(51)
Common stock repurchased	—	(24)	(34)	(83)
Total return of capital to stockholders	$(23)	$(44)	$(79)	$(134)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$21	$(2)	$21	$673
Other financing activities, net	1	2	(8)	3
Net proceeds from capital raising activities	$22	$—	$13	$676

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$—	$(1)	$(2)	$(25)
Net cash used for scheduled principal payments on project debt (5)	(18)	(17)	(50)	(57)
Optional repayment of corporate debt (6)	—	—	—	(621)
Total debt repayments	$(18)	$(18)	$(52)	$(703)

Borrowing activities - Revolving credit facility, net	$(20)	$20	$66	$20

Short-term borrowing activities - Financing of insurance premiums, net	$—	$(3)	$—	$(10)

Distribution to partners of noncontrolling interests in subsidiaries	$—	$(1)	$—	$(1)

Effect of exchange rate changes on cash and cash equivalents	$1	$1	$1	$1
Net change in cash and cash equivalents	$48	$44	$10	$23

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Maintenance capital expenditures	$(10)	$(15)	$(67)	$(67)
Capital expenditures associated with organic growth initiatives and technology development (2)	(33)	(7)	(73)	(18)
Capital expenditures – other (2)	—	(6)	—	(9)
Total purchases of property, plant and equipment	$(43)	$(28)	$(140)	$(94)

(2)
Growth investments includes investments in growth opportunities including organic growth initiatives, technology, business development, and other similar expenditures, net of capital expenditures associated with property insurance events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures associated with organic growth initiatives and technology development	$(33)	$(7)	$(73)	$(18)
Capital expenditures - other	—	(6)	—	(9)
Total non-maintenance capital expenditures	(33)	(13)	(73)	(27)
Acquisition of land use rights	—	—	—	(1)
Other growth investments	(3)	—	(3)	(2)
Less: Capital expenditures associated with property insurance events	—	6	—	9
Organic growth investments	(36)	(7)	(76)	(21)
Acquisition of business, net of cash acquired	(49)	—	(49)	—
Total growth investments	$(85)	$(7)	$(125)	$(21)

(3)	Other investing activities is primarily comprised of net payments from the purchase/sale of investment securities.

(4)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from borrowings on long-term debt	$22	$—	$22	$699
Less: Financing costs related to issuance of long-term debt	(1)	(2)	(1)	(26)
Net proceeds from issuance of corporate debt	$21	$(2)	$21	$673

(5)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total scheduled principal payments on project debt	$(24)	$(7)	$(53)	$(46)
Decrease (increase) in related restricted funds held in trust	6	(10)	3	(11)
Net cash used for principal payments on project debt	$(18)	$(17)	$(50)	$(57)

(6)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Redemption of Term Loan due 2014	$—	$—	$—	$(619)
Redemption of Convertible Debentures	—	—	—	(2)
Total optional repayment of corporate debt	$—	$—	$—	$(621)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2013, we had unrestricted cash and cash equivalents of $252 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	September 30, 2013	December 31, 2012
	(in millions)
Domestic	$17	$12
International	228	215
Insurance Subsidiary	7	19
Total Cash and Cash Equivalents	$252	$246
Credit Facilities
The Credit Facilities of our subsidiary, Covanta Energy, currently include two separate facilities as follows (in millions):

Credit Facility Commitments As of September 30, 2013
Term loan	$300
Revolving credit facility	$900
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
Availability under Revolving Credit Facility
As of September 30, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Maturing	Outstanding Borrowings as of September 30, 2013	Outstanding Letters of Credit as of September 30, 2013	Availability as of September 30, 2013
Revolving Credit Facility	$900	2017	$126	$281	$493
During the nine months ended September 30, 2013, we borrowed $462 million under the Revolving Credit Facility, of which we subsequently repaid $396 million during the period. The Revolving Credit Facility is available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.

Repayment Terms
As of September 30, 2013, the Term Loan has mandatory amortization payments of $3 million in each of the years 2014 to 2018 and $280 million in 2019. The Credit Facilities (both the Term Loan and Revolving Credit Facility) are pre-payable at our option at any time. Under certain circumstances, the Credit Facilities obligate us to apply 25% of our excess Cash Flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess Cash Flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Financial Covenants) is at or below 3.00:1.00.
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
Guarantees and Security
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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Consolidated Debt. As of September 30, 2013, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of September 30, 2013		As of December 31, 2012
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$126	$126	$60	$60
Term Loan due 2019	295	294	298	297
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
3.25% Cash Convertible Senior Notes due 2014	460	615	460	523
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2042	335	335	335	335
Variable Rate Tax-Exempt Bonds due 2043	22	22	—	—
Total corporate debt (including current portion)	$2,038	$2,192	$1,953	$2,015

Project Debt:
Domestic project debt - service fee facilities	$195	$197	$223	$226
Domestic project debt - tip fee facilities	45	45	68	68
International project debt	23	23	23	23
Total project debt (including current portion)	$263	$265	$314	$317

Total Debt Outstanding	$2,301	$2,457	$2,267	$2,332
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of September 30, 2013.
As of September 30, 2013, the maturities of debt, excluding premiums are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$126	$—	$126
Term Loan	—	3	3	3	3	283	295
Senior Notes	—	460	—	—	—	800	1,260
Tax-Exempt Bonds	—	—	—	—	—	357	357
Project Debt	28	57	40	17	19	102	263
Total	$28	$520	$43	$20	$148	$1,542	$2,301

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
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the "Cash Conversion Option"), based on a conversion rate, effective as of September 26, 2013, of 64.0526 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.61 per share). We will not deliver common stock (or any other securities) upon conversion under any circumstances. During the fourth quarter of 2013, holders of the 3.25% Notes have the right to cash convert the 3.25% Notes as a result of our common stock price having traded at more than 130% of the conversion price of the 3.25% Notes for at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2013.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of $21.67 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
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
Tax-Exempt Variable Rate Demand Bonds due 2043 ("Variable Rate Bonds")
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013. Financing costs were not material.
The Variable Rate Bonds are unsecured obligations which are guaranteed by Covanta Energy Corporation, and are not secured by project assets. Except for amounts payable out of drawings under the letter of credit, principal and interest on the Variable Rate Bonds will be payable solely from, and secured solely by, a pledge of payments derived under a loan agreement between us and the Delaware County Industrial Development Agency as Issuer.
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of September 30, 2013, the weekly interest rate was 0.11%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013.
The Variable Rate Bonds are subject to redemption at our option, in whole or in part, at a redemption price of 100% of the principal amount, plus accrued interest. The Variable Rate Bonds also contain a mandatory tender for purchase feature, contingent upon a conversion of the interest rate period or failure to procure a renewal or alternate letter of credit, at a purchase price of 100% of the principal amount, plus accrued interest.

Project Debt - Americas Project Debt
Financing for the construction of our energy-from-waste projects in the Americas was generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. As of September 30, 2013, certain of our intermediate subsidiaries have recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
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

	As of
	September 30, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$42	$28	$33	$39
Debt service funds - interest	3	—	6	—
Total debt service funds	45	28	39	39
Revenue funds	4	—	9	—
Other funds	5	112	5	122
Total	$54	$140	$53	$161
Of the $194 million in total restricted funds as of September 30, 2013, approximately $70 million was designated for future payment of project debt principal.
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
Other Commitments and Factors Affecting Liquidity
Other commitments as of September 30, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$281	$6	$275
Surety bonds	304	—	304
Total other commitments — net	$585	$6	$579
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
The surety bonds listed on the table above relate primarily to performance obligations ($291 million) and support for closure obligations of various energy projects when such projects cease operating ($13 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
New York City Waste Transport and Disposal Contract
In August 2013, New York City's Department of Sanitation awarded Covanta a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Covanta plans to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service to the Manhattan marine transfer station to follow in 2016 when construction work is expected to be completed by New York City. The agreement is for 20 years, effective from the date operations commence at the Queens marine transfer station, with options for New York City to extend the term for two additional five-year periods, and calls for waste to be transported using a multi-modal approach. We plan to purchase equipment, including barges, railcars, containers, and intermodal equipment. We expect our total investment to purchase this equipment will be approximately $110 million, plus enhancements of approximately $30 million to existing facilities that will be part of the network of assets supporting this contract. These investments will be made over several years beginning in 2013.
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
Other Factors Affecting Liquidity
We may from time to time engage in construction activity for public sector clients, either for new projects or expansions of existing projects. We historically receive payments for this activity based upon completion of milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. This variability can in turn result in meaningful swings between periods in our Cash Flow from Operations and Free Cash Flow (which we use as a non-GAAP liquidity measure). For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2013 and 2012 and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
Our capital structure includes multiple debt securities and credit facilities, each with different maturity dates. As and when we refinance each element of our capital structure, we may consider utilizing the same or different types of debt securities and credit facilities, depending upon market conditions and general business requirements. Our selection of the same or different refinancing structures could materially increase or decrease our annual cash interest expense in future periods.
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2013 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Excluding the additional information provided below, there have been no material changes during the nine months ended September 30, 2013 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of September 30, 2013, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.
Interest Rate Risk
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds ("Variable Rate Bonds"), which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. The Variable Rate Bonds bears interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of September 30, 2013, the weekly interest rate was 0.11%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013. For details, see Item 1. Financial Statements  — Note 6 . Consolidated Debt.
As of September 30, 2013, the outstanding Variable Rate Bond balance was $22 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying September 30, 2013 market interest rates would have an immaterial impact on future earnings.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
Except for the discussion below, there has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
During the quarter ended September 30, 2013, we completed the implementation of a Human Resources, Benefits and Payroll system in our Americas segment.  The implementation of this system is reasonably likely to have a material effect on our internal controls over financial reporting.  Management believes that internal controls will be enhanced by the new system, but is still evaluating the operating effectiveness of all key controls in the new system. As such, there is a risk that control deficiencies may exist that have not yet been identified, and for which management would be required to evaluate the severity of their impact, individually and in the aggregate, on internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following table provides information as of September 30, 2013 with respect to shares of common stock we repurchased during the third quarter of fiscal 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
July 1 - July 31	—	$—	—	$116
August 1 - August 31	—	$—	—	$116
September 1 - September 30	—	$—	—	$116
Total:	—	$—	—

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
During the nine months ended September 30, 2013, we repurchased 0.5 million shares of our common stock in connection with tax withholdings for vested stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1
Agreement, dated as of August 22, 2013, by and among Covanta Holding Corporation and John M. Huff, as Director of the Missouri Department of Insurance, Financial Institutions and Professional Registration (the "Trustee"), solely in his capacity as trustee and statutory receiver of the Mission Reinsurance Corporation Trust and the Holland-America Insurance Company Trust.

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
Date: October 24, 2013