Form 10-K
period 2013-12-31
COVANTA HOLDING CORP
filed 2014-02-18
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.1 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2014
Common Stock, $0.10 par value	130,405,831 shares
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap metal and commodities;

•	our ability to renew or replace expiring contracts at comparable prices and with other acceptable terms;

•	adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, labor laws and healthcare laws;

•	our ability to utilize net operating loss carryforwards;

•	failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;

•	our ability to avoid adverse publicity relating to our business;

•	advances in technology;

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

AVAILABILITY OF INFORMATION
You may read and copy any materials Covanta files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covanta.com as soon as reasonably practicable after Covanta electronically files such material with, or furnishes it to, the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, N.Y. 10005.

PART I
Item 1. BUSINESS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.
About Covanta Holding Corporation
We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment, North America (previously referred to as Americas), which is comprised of waste and energy services operations located primarily in the United States and Canada. We hold equity interests in energy-from-waste facilities in China and Italy. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012 and which collectively account for less than 1% of our consolidated revenue.
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations and as such all prior periods have been reclassified to conform to this presentation. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Discontinued Operations for additional information.
Strategy
Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy from waste” or “EfW”). Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions.
Each of our service offerings responds to customer demand for waste disposal services, scaling up the “waste hierarchy” away from landfilling. Our primary offering is EfW but we are increasingly offering a variety of sustainable services, in response to customer demand with some of our new services being offered through joint ventures or with third parties. Each of our service offerings is focused on providing cost effective and sustainable solutions that leverage our extensive network of EfW facilities and transfer stations in North America.
We intend to pursue our mission through the following key strategies:

•
Preserve and grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio of facilities by continuously improving safety, health and environmental performance, working to provide superior customer service, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, and extending waste and service contracts. We intend to achieve organic growth through expanding our customer base and service offerings, adding waste, service or energy contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, and deploying new or improved technologies, systems, processes and controls targeted at increasing revenue or reducing costs.

•
Expand through acquisitions and/or development in selected attractive markets. We seek to grow our portfolio primarily through acquisitions and the development of new facilities or businesses where we believe that market and regulatory conditions will enable us to utilize our skills and invest our capital at attractive risk-adjusted rates of return. We are currently focusing on opportunities in the United States, Canada, Ireland, and China.

We believe that our approach to these opportunities is highly-disciplined, both with regard to our required rates of return and the manner in which potential acquired businesses or new projects will be structured and financed.

•
Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as recycling, alternative waste treatment processes, gasification, combustion controls, emission controls and residue disposal. We have advanced our research and development efforts in some of these areas relevant to our EfW business, and have patents and patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions.

•
Advocate for public policy favorable to EfW and other sustainable waste solutions. We seek to educate policymakers and regulators about the environmental and economic benefits of energy-from-waste and advocate for policies and regulations that appropriately reflect these benefits. Our business is highly regulated, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

•
Allocate capital efficiently for long-term shareholder value. We plan to allocate capital to maximize shareholder value by: investing in our existing businesses to maintain and enhance assets; investing in strategic acquisitions or development projects, when available; and by returning surplus capital to our shareholders.

•
Maintain a focus on sustainability. Our corporate culture is focused on themes of sustainability in all of its forms in support of our mission. We seek to achieve continuous improvement in environmental performance, beyond mere compliance with legally required standards.

Our Energy-From-Waste Business
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 46 EfW facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric) and 18 transfer stations. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions. Energy-from-waste is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service through sustainable practices.
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
Environmental Benefits of Energy-From-Waste
We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce greenhouse gas (“GHG”) emissions (as the methane emitted by landfills is over 34 times more potent than carbon dioxide (“CO2”) over a 100 year period), lower the risk of groundwater contamination, and conserve land. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.
Other Sustainable Service Offerings
In addition to our core EfW business, we offer a variety of sustainable service offerings in response to customer demand, which are sometimes offered through joint ventures or with third parties. We can help clients adopt a holistic “Reduce, Reuse, Recycle, Recover” waste management strategy from end to end. We offer tailored recycling and recovery solutions, providing alternatives to landfills to enhance our customers' reputation and reduce their risk. We offer services such as:

•	Zero-landfill and greenhouse gas emissions reduction programs;

•	Waste transfer and subcontracted hauling;

•	Recycling programs, including secure e-waste processing and subcontracted single stream and material recycling capabilities;

•	Strategic consulting for waste streams from source to final disposal; and

•	Assured destruction services for confidential documents, pharmaceuticals, non-hazardous bulk liquid waste, recalled, counterfeit or off-spec materials, and consumer products.

NORTH AMERICA SEGMENT
Energy-From-Waste Projects
We currently operate EfW projects in 16 states and one Canadian province, and are constructing an EfW project in a second Canadian province. These projects are capable of providing waste services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste services and sell the electricity and steam generated under contracts, which expire on various dates between 2014 and 2038.
Our EfW projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam, and (3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate additional revenue from the construction or expansion of a facility when a municipal client owns the facility. Our customers for waste services or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial and sustainable waste solutions customers. Our facilities sell energy primarily to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States).
We also operate, and in some cases have ownership interests in, transfer stations and landfills (primarily used for ash disposal rather than municipal solid waste) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal fees or operating fees.
EfW Contract Structures
Most of our EfW projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each contractual agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.
Our EfW projects can generally be divided into three categories, based on the applicable contract structure at a project: (1) “Tip Fee” projects, (2) “Service Fee” projects that we own, and (3) “Service Fee” projects that we do not own but operate on behalf of a municipal owner. At Tip Fee projects, we receive a per-ton fee for processing waste, and we typically retain all of the revenue generated from energy and recycled metal sales. We own or lease the Tip Fee facilities. At Service Fee projects, we typically charge a fixed fee for operating the facility, and the facility capacity is dedicated either primarily or exclusively to the host community client, which also retains the majority of any revenue generated from energy and recycled metal sales. As a result of these distinctions, the revenue and income generated at Tip Fee projects is heavily dependent on operating performance, as well as waste, energy and metal market conditions. Service Fee projects have much less revenue exposed to waste, energy or metal markets and variations in operating performance have a smaller impact on revenue. Notwithstanding distinctions among these general classifications in contract structures, in all cases we focus on a consistent set of performance indicators to optimize service to customers and operating results:(i) boiler availability; (ii) turbine availability; (iii) safety and environmental performance measures; (iv) tons processed; (v) steam sold; (vi) megawatt hours sold; and (vii) recycled metal tons recovered. The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	18	7	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract

The following describes features generally common to these agreements, as well as important distinctions among them:

•
For new facilities or significant expansions, we design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if our municipal client so desires.

•
Our projects were generally financed at construction with project debt in the form of tax-exempt municipal bonds issued by a sponsoring municipality, which generally mature at the same time the initial term of our service contract expires and are repaid over time based on set amortization schedules. Generally, project debt is secured by the project's revenue contracts and other assets of our project subsidiary.

•	At Tip Fee facilities, our project subsidiary is responsible for meeting any debt service or lease payment obligations from the revenue generated by the facility.

•
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

We recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable service agreement. The total revenue is equal to the amount of project debt originally issued, less any debt service reserve accounts. While we recognize debt service revenue over the term of the applicable service agreement, once project debt is retired (or, if applicable, covered by amounts held in reserve accounts), we no longer receive payments.
Our project debt repayment schedule and related debt service revenue for our North America segment are as follows (in millions):

Project Debt Repayment	2008 - 2013	2014	2015	2016	2017	2018	Beyond 2018
Total Principal Payments (1)	$822	$50	$37	$14	$15	$16	$79
Total Change in Principal-Related Restricted Funds	(167)	(21)	(6)	—	—	(5)	(9)
Net Cash Used for Project Debt Principal Repayment	$655	$29	$31	$14	$15	$11	$70

Client Payments for Debt Service	2008 - 2013	2014	2015	2016	2017	2018	Beyond 2018
Debt Service Revenue - Principal (2)	$323	$19	$9	$3	$3	$2	$—
Debt Service Revenue - Interest	91	3	2	1	1	—	—
Debt Service Billings in Excess of Revenue Recognized	103	2	2	5	5	—	—
Client Payments for Debt Service (3)	$517	$24	$13	$9	$9	$2	$—

Net Change in Debt Service Billings Per Period	$(79)	$(20)	$(11)	$(4)	$—	$(7)	$(2)

(1)    Excludes payments related to project debt refinancings.
(2)    Includes pass-through lease payments for emission control system (approximately $4 million per year 2008-2012).
(3)    Related to Service Fee Facilities only.

•
Following construction and during operations, we receive revenue from three primary sources: fees we receive for operating and maintaining projects or for processing waste received; payments we receive from the sale of electricity and/or steam, and payments we receive from the sale of recycled metals we recover.

•
We agree to operate the facility and meet minimum performance standards. Typically these include waste processing, energy efficiency standards, energy production and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events defined in the contract as beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

•
At Service Fee projects, a client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Client communities have consistently met their commitment to deliver the stated quantity of waste. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At two publicly-owned facilities we operate, our client community may terminate the operating contract under certain circumstances without cause.

•
We either own or lease the real estate related to our facilities. Where we have a leasehold interest in the real estate, we typically lease the real estate from the local client community with whom we originally contracted for waste disposal service, for a term that exceeds the term of the service contract. Rent prior to the expiration of service contracts is generally nominal; during site lease renewal periods rent may be either factored into service renewal terms, or set based on market conditions and other commercial considerations. Site Leases typically have renewal rights beyond their original terms, at our option. At the commencement of Site Leases, rent after the expiration of the original term is not known. If we are unwilling or unable to negotiate leasehold extensions beyond all existing renewal terms, we generally have rights to remove and retain the facility components.

•
Our financial returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses, and if we do not experience material shifts in market pricing. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, among other systems, and the average age of our facilities is approximately 25 years. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs which improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the annual expenditures required to maintain our facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. In addition, most of our EfW project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our EfW facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

•
We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, while contracts are in effect, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. At our biomass projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk.

•
We generally sell the energy output from our projects to local utilities and other customers pursuant to short- to medium- term contracts or on a spot-basis. We enter into transactions with financial institutions (which are non-speculative) to hedge our exposure to price risk in energy markets.

Contracted and Merchant
Our waste service and energy contracts expire at various times between 2014 and 2038. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the real estate to which a contract relates, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.
We generated 82% of our waste and service revenues in the North America segment in 2013 under contracts at set rates, while 18% was generated at prevailing market prices. The charts below illustrate the contractual mix of our waste and service, energy and metals revenue for the North America segment. Over time, we will seek to renew, extend or sign new waste and service contracts in order to maintain a significant majority of our waste and service revenue (and EfW fuel supply) under multi-year contract. We will pursue opportunities to enter into fixed contracts for energy generation as well; however, we expect that the percentage of our energy revenue sold under contract will decline as existing arrangements expire, thereby increasing our exposure to energy market prices over time.
To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. See Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.
We expect that multi-year contracts for waste supply at facilities we own or lease, will continue to be available on acceptable terms in the marketplace, at least for a substantial portion of facility capacity, as municipalities continue to value long-term committed and sustainable waste disposal capacity. We also expect that an increasing portion of system capacity will be contracted on a shorter-term basis, and so we will have more frequent exposure to waste market risk.
In contrast, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased, we have begun entering into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.
Our 2014 projected mix of contracted and market-exposed energy generation is as follows (in millions):

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)

Full Year 2014E As of January 1, 2014
EfW
At Market	1.1
Contracted & Hedged	4.6
Total EfW	5.7
Biomass (b)
At Market	0.4
Contracted	0.3
Total Biomass	0.7
Total	6.4

(a) Covanta share only
(b) Additional 0.3 million MWh of Biomass energy is economically dispatched, but available to run

In conjunction with our EfW business, we also own and/or operate 18 transfer stations and four ash landfills in the northeast United States, which we utilize to supplement and more efficiently manage the waste supply and ash disposal requirements at our EfW operations.
With respect to our sustainable service offered in addition to our EfW services, we expect to enter into a range of short- and longer-term contractual arrangements, depending upon the service sought by customers.
Biomass Projects
We own and operate seven wood-fired generation facilities. Five of these facilities are located in California, and two are located in Maine. The combined gross energy output from these facilities is 165 MW. We generate income from our biomass facilities from sales of electricity, capacity, and where available, income from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that are either fixed or float with the market. In the fourth quarter of 2013, we sold our 55% interest in a partnership which owns another wood-fired generation facility in California.
At all of these projects, we purchase fuel pursuant to short- and medium- term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. Income at our biomass facilities is based on the margin between our cost of fuel and our revenue from selling the related output. At times, this margin has been negative at certain of our biomass facilities. At certain of our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations off-line when continued operations are not profitable. We will continue to consider this practice as we study forward energy prices, fuel price forecasts, and the profitability of these facilities. In each of the years 2013, 2012, and 2011, revenue from our biomass projects represented approximately 4% of our North America segment revenue.
Hydroelectric
We own a 50% equity interest in two small run-of-river hydroelectric facilities located in the State of Washington which sell energy and capacity to Puget Sound Energy under long-term energy contracts.

Details About our Assets
We currently operate EfW projects in 16 states and one Canadian province, and are constructing an EfW project in a second Canadian province. The following map illustrates our energy-generating facility locations in North America:

We also have additional network assets, including transfer station operations, in five states. Summary information for our North America segment network of assets is provided in the following table:

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Southeast Massachusetts (2)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2017
2.	Delaware Valley (3)(4)	Pennsylvania	2,688	87.0	Owner/Operator	2017	2016
3.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	2027
4.	Indianapolis (5)	Indiana	2,362	6.5	Owner/Operator	2018	2028
5.	Niagara (3)(4)(5)	New York	2,250	50.0	Owner/Operator	N/A	2014-2024
6.	Essex County (6)	New Jersey	2,277	66.0	Owner/Operator	2032	N/A
7.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	2014	N/A
8.	Union County (6)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
9.	Tulsa (5)	Oklahoma	1,125	16.8	Owner/Operator	2022	2019
10.	Camden (4)(6)	New Jersey	1,050	21.0	Owner/Operator	N/A	N/A
11.	Alexandria/Arlington (4)(6)	Virginia	975	22.0	Owner/Operator	N/A	N/A
12.	Stanislaus County	California	800	22.4	Owner/Operator	2027	2016
13.	Bristol (8)	Connecticut	650	16.3	Owner/Operator	2034	2014
14.	Lake County (9)	Florida	528	14.5	Owner/Operator	2014	2014
15.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2014
16.	Wallingford (6)	Connecticut	420	11.0	Owner/Operator	2020	N/A
17.	Springfield (6)	Massachusetts	400	9.4	Owner/Operator	2024	N/A
18.	Pittsfield (5)	Massachusetts	240	0.9	Owner/Operator	2015	2015
	SERVICE FEE (OWNED) STRUCTURES
19.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2016	2015
20.	Plymouth (6)	Pennsylvania	1,216	32.0	Owner/Operator	2014	N/A
21.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
22.	Huntington (4)	New York	750	24.3	Owner/Operator	2019	2027
23.	Babylon	New York	750	16.8	Owner/Operator	2019	2027
24.	Southeast Connecticut (4)	Connecticut	689	17.0	Owner/Operator	2017	2017
25.	Marion County (4)	Oregon	550	13.1	Owner/Operator	2017	2014
	SERVICE FEE (OPERATED) STRUCTURES
26.	Dade (2)(6)	Florida	3,000	77.0	Operator	2023	N/A
27.	Honolulu (2)(7)	Hawaii	2,160	90.0	Operator	2032	2033
28.	Lee County (10)	Florida	1,836	57.3	Operator	2024	2028
29.	Montgomery County (6)(7)	Maryland	1,800	63.4	Operator	2021	N/A
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
31.	Long Beach	California	1,380	36.0	Operator	2018	2018
32.	York	Pennsylvania	1,344	42.0	Operator	2015	2016
33.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
34.	Lancaster County (11)	Pennsylvania	1,200	33.1	Operator	2017	2016
35.	Pasco County (4)	Florida	1,050	29.7	Operator	2024	2024
36.	Harrisburg (6)(11)	Pennsylvania	800	20.8	Operator	2017	N/A
37.	Burnaby	British Columbia	800	23.9	Operator	2025	2025
38.	Huntsville (5)	Alabama	690	—	Operator	2016	2014
39.	Kent County	Michigan	625	16.8	Operator	2023	2023
40.	MacArthur (4)	New York	486	12.0	Operator	2030	2027
41.	Durham-York	Durham Region, Canada	480	17.4	Under Construction/Operator	2034	N/A
42.	Hudson Valley (9)	New York	450	9.8	Operator	2014	2014
		SUBTOTAL	53,568	1,443.8

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
B.	ANCILLARY WASTE PROJECTS
	TRANSFER STATIONS
43.	North Shore, Queens (3)(4)	New York	4,290	N/A	Operator	2035	N/A
44.	East 91st Street, Manhattan (3)(4)	New York	4,290	N/A	Operator	2035	N/A
45.	Derwood	Maryland	2,500	N/A	Operator	2021	N/A
46.	Girard Point	Pennsylvania	2,500	N/A	Owner/Operator	N/A	N/A
47.	58th Street Philadelphia	Pennsylvania	2,000	N/A	Owner/Operator	2016	N/A
48.	Paterson (4)	New Jersey	1,500	N/A	Owner/Operator	N/A	N/A
49.	Braintree	Massachusetts	1,200	N/A	Lessee/Operator	2030	N/A
50.	Totowa (4)	New Jersey	1,000	N/A	Owner/Operator	N/A	N/A
51.	Abington	Pennsylvania	940	N/A	Operator	2014	N/A
52.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
53.	Mamaroneck	New York	800	N/A	Lessee/Operator	N/A	N/A
54.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
55.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
56.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A
57.	Yarmouth	Massachusetts	530	N/A	Operator	2024	N/A
58.	Mt. Kisco	New York	350	N/A	Lessee/Operator	N/A	N/A
59.	Danvers	Massachusetts	250	N/A	Operator	2018	N/A
60.	Essex	Massachusetts	6	N/A	Operator	2032	N/A
		SUBTOTAL	24,841
	ASH LANDFILLS
61.	CMW - Southeast Massachusetts	Massachusetts	1,700	N/A	Operator	2020	N/A
62.	Peabody	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
63.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
64.	Springfield	Massachusetts	175	N/A	Owner/Operator	N/A	N/A
		SUBTOTAL	3,130
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
65.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
66.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
67.	Jonesboro (6)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
68.	West Enfield (6)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
69.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
70.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	N/A
71.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	N/A
		SUBTOTAL		165.0
	HYDROELECTRIC
72.	Koma Kulshan (12)	Washington	N/A	12.0	50% Owner/Operator	N/A	2037
73.	South Fork (12)	Washington	N/A	5.0	50% Owner	N/A	2022
		SUBTOTAL		17.0
	LANDFILL GAS
74.	Haverhill	Massachusetts	N/A	1.6	Owner/Operator	N/A	N/A

(1)
Expiration dates are shown for significant contracts; expiration dates refer to contracts with the host client communities (if any) or other contracts representing at least 40% of facility waste capacity. "N/A" denotes that no contract represents greater than 40% of facility capacity.

(2)	These facilities use a refuse-derived fuel technology.

(3)
We plan to utilize the capacity at these facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste for the New York City waste transport and disposal contract. Service for the Queens transfer station is expected to begin in early 2015, with service for the Manhattan transfer station expected to follow pending notice to proceed to be issued by New York City.

(4)	For additional information related to recent changes in agreements related to these facilities, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.

(5)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is not additive, but replaces the design capacity MWs listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	60
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5

At Niagara, we export steam to local customers under various agreements which expire between April 2014 and June 2024.  See Niagara EfW Facility discussion below.

(6)	These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates.

(7)	The client has a termination option under the service agreement.

(8)	This waste service agreement will change to a Tip Fee contract effective July 1, 2014.

(9)	These waste service agreements end on June 30, 2014.

(10)	The client has a termination option under the service agreement that expires on December 1, 2019.

(11)	For additional information related to recent changes in agreements related to these facilities, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information.

(12)	We have a 50% ownership interest in these projects.

Current Projects to Preserve and Enhance Our Existing Network of Assets
Essex EfW Facility
We are implementing significant capital improvements at our Essex EfW facility including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals at a total estimated cost of $75 to $100 million. In 2013, we invested approximately $10 million for the recycling system which commenced operation in November 2013. Construction on the air filtration system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements.
Niagara EfW Facility
In 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract, combined with new and extended contracts entered into in 2011, increased the steam demand from our customer base and required us to install a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to our new customers. These capital expenditures began in 2012 and will continue into 2014.
Recovery and Recycling of Metals from Ash Monofills
We own 50% of Covanta TARTECH LLC ("TARTECH") a joint venture with Germany-based TARTECH eco industries AG (“TARTECH eco”) for the recovery and recycling of metals from energy-from-waste ash monofills in North America. Since 2012, we have invested approximately $6 million in the joint venture, which will utilize a proprietary and highly specialized technology provided by TARTECH eco for recovering metals remaining in energy-from-waste facility ash that has been deposited in monofills. The technology maximizes the recovery of ferrous and non-ferrous material for recycling. In 2013, our joint venture built and began operating our first metals recovery project at our ash monofill in Peabody, Massachusetts.

Building New Assets
Durham-York EfW Facility
During 2011, we began construction of a municipally-owned 140,000 tonne-per-year greenfield EfW facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations late in 2014, after which we will operate the facility under a 20 year contract.

OTHER PROJECTS
Outside the North America segment, we presently have interests in international power projects in China and Italy, all but one of which are EfW projects. We intend to participate in additional international projects, particularly EfW projects, where the regulatory and market environments are attractive. With respect to some international EfW projects, ownership transfer to the sponsoring municipality (for nominal consideration) is required following expiration of the project’s long-term operating contract. Ownership and operation of facilities in foreign countries potentially entails significant political and financial uncertainties that typically are not encountered in such activities in the United States, as described below and discussed in Item 1A. Risk Factors.
Energy-From-Waste Projects

•
We and Chongqing Iron & Steel Company (Group) Environmental Investment Co., Ltd. own and operate a 1,800 metric ton per day (“TPD”) EfW facility for Chengdu Municipality in Sichuan Province, People’s Republic of China under a 25 year waste concession agreement. We own a 49% equity interest in the project company. The facility began processing waste in 2011. The electrical output from this project is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•
We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. In 2009, we entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric TPD EfW facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We continue to operate our existing coal-fired facility.

•
We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW. It also owns an equity interest in one EfW project. The remaining 60% equity interest in Sanfeng is owned by Sanfeng Environmental, which owns several EfW projects and is owned by various state-owned affiliates of Chongqing Iron & Steel Company (Group) Ltd., and Chongqing Water Group Co. Ltd. Sanfeng currently owns a 40% minority equity interest in a 1,200 metric TPD, 24 MW mass-burn energy-from-waste project (Tongqing project), and has a contract to operate the Chengdu project discussed above. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

•
We own a 13% equity interest in a 500 metric TPD, 18 MW mass-burn EfW project at Trezzo sull’Adda in the Lombardy Region of Italy. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The project is operated by Ambiente 2000 S.r.l., an Italian special purpose limited liability company of which we own 40%. The solid waste supply for the project comes from municipalities and privately-owned waste management organizations. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s renewable energy agency, Gestore dei Servizi Energetici S.p.A.

Summary information for our other EfW projects as of December 31, 2013 is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Waste Service	Energy
A.	ENERGY-FROM-WASTE –
	TIP FEE STRUCTURES
1.	Chengdu (1)	China	1,800	36	49% Owner/JV Operator	2033	N/A
2.	Tongqing (2)	China	1,200	24	16% Owner/JV Operator	2027	N/A
3.	Trezzo	Italy	500	18	13% Owner/JV Operator	2023	2023
4.	Taixing (3)	China	350	N/A	85% Owner/Operator	2034	2014
		SUBTOTAL	3,850	78

(1)	The waste service contract and energy contract are renewed annually. Ownership of the project transfers to the applicable municipality at the expiration of the applicable concession agreement.

(2)
We have a 40% equity interest in Sanfeng, which owns approximately 40% equity interest in the Tongqing project. Sanfeng operates the Tongqing project. Ownership of the project transfers to the applicable municipality at the expiration of the applicable concession agreement.

(3)	This facility only generates steam for local industrial users. Total steam capacity is 348 metric tons per hour.
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

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
Post recycled solid waste generation in the United States is over 275 million tons per year, of which the EfW industry processes approximately 11% (of which we process approximately two-thirds).
EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with 82 facilities currently in operation that collectively process over 25 million tons of post-recycled solid waste and serve the needs of over 25 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. Over 1,000 EfW facilities are in use today around the world, processing approximately 200 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, EfW is designated as a superior solution to landfilling.
Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 12% of electricity is generated from renewable sources, slightly over half of which is hydroelectric power.
EfW contributes approximately 7% of the nation’s non-hydroelectric renewable power. EfW is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.

General Business Conditions
Economic - Changes in the economy affect the demand for goods and services generally, which affects overall volumes of waste requiring management and the pricing at which we can attract waste to fill available capacity. We receive the majority of our revenue under short- and long-term contracts, which limits our exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility.
The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. Waste markets tend to be affected, both with respect to volume and price, by local and regional economic activity, as well as state and local waste management policies.
Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our EfW facilities, can be materially affected by economic activity. In recent years, metal markets have been less volatile.
At the same time, United States natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell that is not under fixed-price contracts. Energy markets tend to be affected by regional supply and demand, as well as national economic activity and regulations.
At certain of our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice.
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however there is not a precise correlation between our results and changes in these metrics.

	As of December 31,
	2013	2012	2011	2010
Consumer Price Index (1)	1.5%	1.7%	3.0%	1.5%
PJM Pricing (Electricity) (2)	$41.93	$34.76	$48.31	$50.85
NE ISO Pricing (Electricity) (3)	$56.43	$36.08	$46.38	$48.89
Henry Hub Pricing (Natural Gas) (4)	$3.72	$2.75	$4.04	$4.38
#1 HMS Pricing (Ferrous Metals) (5)	$344	$368	$410	$374

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during our first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity during unusually hot or cold periods may trigger material price increases for a portion of the electricity we sell.
Performance - Our EfW facilities have historically demonstrated consistent reliability; in 2013 our average boiler availability was 92%. We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals for projects where we sell into those markets;

•	our ability to operate at historic performance levels as our facilities age, and the extent to which our annual maintenance expenditures increase over time;

•
our ability to avoid increases in operating and maintenance costs and unscheduled or extended outages while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	seasonal or geographic changes in the price and availability of wood waste as fuel for our biomass facilities;

•	seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by an EfW facility;

•
contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities;

•
our ability to extend or replace existing waste and energy contracts, and the extent to which prevailing market conditions result in decreased or increased pricing or adjustment of other terms under such contracts;

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
Waste and Energy Markets - With respect to our existing waste-related businesses, including our EfW and waste procurement businesses, we compete in waste markets which are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:

•	regional population and overall waste production rates;

•	the number of waste disposal sites (including principally landfills, other EfW facilities and transfer stations) in existence or in the planning or permitting process;

•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites;

•	the extent to which local governments seek to control transportation and/or disposal of waste within their jurisdictions;

•	the extent to which local governments and businesses continue to value sustainable approaches to handling of wastes; and

•	the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste market itself.
In the waste market of our North America segment, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our service fee EfW facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our EfW facilities governed by tip fee contracts and our waste procurement services businesses, we are responsible for obtaining waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These EfW projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer services at attractive prices. Our business does not include waste collection operations.

If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted processing capacity will decrease and we will need to compete in the regional market for waste supply at the facilities we own. At that point, we will compete on price with landfills, transfer stations, other EfW facilities and other waste technologies that are then offering disposal or other services in the region.
Our sustainable service offerings seek to respond to increasing customer demand for environmentally preferred waste handling and disposal, as well as specific business risk mitigation requirements for certain materials. For these services, we compete with many large and small companies offering these services, in local and regional waste markets that are similarly influenced by the factors noted above which affect the broader waste markets.
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
We have entered into hedging arrangements in order to mitigate our exposure to this volatility, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.
For the portion of our portfolio that is exposed to electricity markets, we expect prices will be driven by several factors including natural gas supply/demand conditions, regional electricity supply/demand factors, regional transmission and natural gas supply capacity and system conditions, weather conditions, and emerging environmental regulations. All these factors will have national and regional impacts that affect electricity prices.
Our electricity prices are heavily impacted by the substantial increase in unconventional or shale gas supply. Shale gas is being produced in large quantities and it is generally believed that ample gas supply is available. However, when demand for gas is high during certain system or weather conditions, the gas pipeline system has been limited in its ability to transport enough gas to certain regions, such as New England and California. As result, gas prices can experience short-term spikes and electricity prices follow.
Several long-term trends are expected to affect U.S. natural gas prices; including shale gas production, storage capacity, liquefied natural gas (LNG) exports, and coal plant retirements, as well as industrial, transportation and residential demand. Furthermore, regional natural gas prices, especially in the Northeast are expected to be affected by changes in regional production and transportation capacity.
Technology, Research and Development
In our EfW business, we deploy and operate a diverse number of mass-burn waste combustion technologies. In North America, we have the exclusive right to market the proprietary mass-burn combustion technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin.” Through our investment in Sanfeng, we also have non-exclusive access to certain of Martin’s mass-burn combustion technology in China. We believe that our know-how and worldwide reputation in the field of EfW and our know-how in designing, constructing and operating EfW facilities of a variety of designs and incorporating numerous technologies, rather than the use of a particular technology, are important to our competitive position in the EfW industry.
Through facility acquisitions, we own and/or operate EfW facilities which utilize various technologies from several different vendors, including non-Martin mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional EfW projects internationally, we will consider mass-burn combustion and other technologies, which best fit the needs of the local environment of a particular project.
In addition, we will continue to consider technologies better suited than mass-burn combustion for smaller scale applications, including gasification technologies, including our modular system called CLEERGASTM (“Covanta Low Emissions Energy Recovery Gasification”).
We believe that all forms of EfW technologies offer an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling NOx emissions. These technologies, for which patents have been granted, have been tested at existing facilities and we are now operating and/or installing such systems at a number of our facilities. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

A number of other companies are similarly engaged in new technology development focused on extracting energy from waste materials through a variety of technical approaches, including: gasification, pyrolysis or other combustion designs; converting waste to fuels; or processing waste to enable co-firing in larger power plants or industrial boilers.  Firms engaged in these activities generally are less well-capitalized, although some engage in joint ventures with larger and more well-capitalized companies. To date, we believe such efforts have not produced technologies that offer economically viable alternatives on a large scale.
REGULATION OF BUSINESS
Regulations Affecting Our North America Segment
Environmental Regulations — General
Our business activities in the United States are extensively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).
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
Although our operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that we are in compliance with existing Environmental Regulatory Laws. We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.
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
Environmental Regulations — Recent Developments
Maximum Achievable Control Technology Rules ("MACT Rules") — EPA is authorized under the Clean Air Act to issue rules periodically which tighten air emission requirements to achievable standards, as determined under a specified regulatory framework. EPA is required to establish these MACT rules for a variety of industries, including new and existing industrial boilers and municipal waste combustion (“MWC”) units. Our facilities comply with all applicable MACT Rules currently in effect.

In December 2012, EPA finalized Commercial/Industrial Solid Waste Incinerator ("CISWI") and Industrial Boiler MACT Rules which are applicable to our biomass facilities. The CISWI MACT rule is not expected to have a material effect on the profitability of the plants impacted. Boiler MACT rules are expected to require minor air pollution control modifications at one biomass facility and establish additional testing, monitoring and administrative requirements at all biomass plants, but are not expected to have a material effect on the profitability of those plants. EPA is also expected to issue revised MWC MACT Rules; however, they have not yet been proposed, and the timing is uncertain. The revised MWC MACT Rules are expected to lower existing MWC MACT emission limits for most of the regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our facilities.
In some cases, the costs incurred to meet the revised MACT Rules at facilities may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts; however, to the extent we incur costs at other of our facilities to meet the applicable MACT Rules, such costs are not subject to contractual recovery and instead will be borne directly by the affected facilities.
Revised PM2.5 Rule — In 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“Revised PM2.5 Rule”). State Implementation Plan ("SIP") revisions to meet the Revised PM2.5 Rule were due April 2013 and did not result in any new PM2.5 emission control requirements for existing MWCs. The Revised PM2.5 Rule could impact changes that we pursue to our existing air permits in the future.
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
Public Utility Regulatory Policies Act — PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. FERC has promulgated regulations that exempt QFs from compliance with certain provisions of the FPA, PUHCA 2005, and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the EfW and independent power industries.
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
Recent Policy Debate Regarding Climate Change and Renewable Energy
The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however EfW is internationally recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•	avoids CO2 emissions from fossil fuel power plants;

•	avoids methane emissions from landfills; and

•	avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.
In addition, EfW facilities are a domestic source of energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.
For policy makers at the local level who make decisions on sustainable waste management alternatives, we believe that using EfW instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste management and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports EfW as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.
Many of these same policy considerations apply equally to other renewable technologies, especially with respect to our biomass business. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether EfW and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.
In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). In 2011, GHG emissions became subject to the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. While the inclusion of GHGs under the Title V program does not introduce new requirements for existing facilities other than additional reporting requirements, the inclusion of GHGs under PSD will impact new facilities and potentially expansions of existing facilities. In 2013, EPA re-proposed GHG performance standards for new power plants. The newly proposed rule does not apply to biomass or MWC units and the rule has not been finalized. EPA is also on a timeline to propose rules for existing power plants in 2014. We cannot predict at this time the potential impact to our business of EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.
While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or EfW businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•	The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect EfW facilities.

•
In 2006, the California legislature enacted Assembly Bill 32 (“AB 32”), the Global Warming Solutions Act of 2006, which seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California EfW facilities, but not our biomass facilities. In 2013, regulatory amendments were finalized to exclude EfW facilities from the cap-and-trade program in the first compliance period (2013-2014). However, the treatment of EfW facilities beyond 2014 is uncertain at this time.

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
International Climate Change Policies
Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage EfW projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.
The European Union
The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of EfW facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations (amended several times and is now consolidated in Directive 2008/1/EC), (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill, (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes, and (4) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air or water from the incineration and co-incineration of waste. Effective January 2014, the IPPC Directive and the WID will be merged, consolidated and replaced by Directive 2010/EU (the "Industrial Emissions Directive").
China
China currently has a favorable regulatory environment for the development of EfW projects. The Ministry of Housing and Urban-Rural Development of the People’s Republic of China has set a goal to increase the volume of waste disposed of by EfW facilities from 1% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in EfW output generation from 200 MW (2005 estimate) to three gigawatts by 2020. Energy-from-waste and municipal waste disposal services are designated by the Chinese central government as “encouraged industries” for foreign investment. According to the latest Catalogue of Industries for Guiding Foreign Investment, the EfW industry remains within the “encouraged industries” for foreign investment. China also has various promotional laws and policies in place to promote EfW and municipal waste disposal projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price at RMB 0.65/KWh for the sale of electricity, as long as certain statutory conditions are met.
Employee Health and Welfare
We are subject to numerous regulations enacted to protect and promote worker health and welfare through the implementation and enforcement of standards designed to prevent illness, injury and death in the workplace. The primary law relating to employee health and welfare applicable to our business in the United States is the Occupational Safety and Health Act of 1970 ("OSHA"), which establishes certain employer responsibilities including maintenance of a workplace free of recognized hazards likely to cause illness, death or serious injury, compliance with standards promulgated by OSHA, and assorted reporting and record keeping obligations, as well as disclosure and procedural requirements. Various OSHA standards apply to certain aspects of our operations.
Employee health and welfare laws governing our business in foreign jurisdictions include the Workplace Health and Safety Directive and the Directive concerning ionizing radiation in the European Union, and various provisions of the Canada Labour Code and related regulations in Canada.
EMPLOYEES
As of December 31, 2013, we employed approximately 3,500 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 7% are represented by organized labor. Currently, we are party to eight collective bargaining agreements: two expired in 2013 and have been mutually extended and are still in good-faith negotiations; two expire in 2014; one expires in 2015; and three expire in 2016. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2014.

Name and Title	Age	Experience
Anthony J. Orlando President and Chief Executive Officer	54
President and Chief Executive Officer since October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Public Policy and Technology Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987.

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	37
Executive Vice President and Chief Financial Officer since November 2013. Mr. Helgeson served as Vice President and Treasurer from May 2007 to November 2013. Prior to joining Covanta in May 2007, Mr. Helgeson was Vice President, Finance and Treasurer at Waste Services, Inc., a publicly-traded environmental services company with operations in the United States and Canada, from 2004 to 2007. Prior to these roles, Mr. Helgeson held positions in the investment banking departments at Lehman Brothers from 2000 to 2004 and at Donaldson, Lufkin & Jenrette from 1998 to 2000, where he worked on a wide range of capital markets and merger and acquisition transactions for industrial companies, with a particular focus in the environmental services sector.

Seth Myones Executive Vice President and Chief Operating Officer	55
Executive Vice President and Chief Operating Officer since March 2012. Mr. Myones served as Covanta Energy’s President, Americas, which was comprised principally of Covanta Energy’s domestic business, from November 2007 to March 2012. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, from January 2004 to November 2007. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989.

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	55
Executive Vice President, General Counsel and Secretary since December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from October 2004 to December 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy from March 2004 to October 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992.

Derek W. Veenhof Executive Vice President, Sustainable Solutions	47
Executive Vice President - Sustainable Solutions since November 2013.  Mr. Veenhof served as Senior Vice President of Covanta 4Recovery L.P., a wholly-owned subsidiary of Covanta Energy, from November 2011 to November 2013.  From January 2007 to November 2011, Mr. Veenhof served as Vice President of TransRiver Marketing, a Covanta Energy subsidiary, and managed contract efforts in recycling and waste. From July 2002 to December 2006, Mr. Veenhof was Covanta Energy’s New York Metro Area Manager responsible for waste contract negotiations, business operations and business marketing and development for the Metro NY, NJ and Philadelphia market areas.

Thomas E. Bucks Senior Vice President and Chief Accounting Officer	57
Senior Vice President and Chief Accounting Officer since May 2012. Mr. Bucks served as Interim Chief Financial Officer from April 2010 to August 2010. Mr. Bucks served as Vice President and Chief Accounting Officer from April 2005 to May 2012. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President - Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting.

Item 1A. RISK FACTORS
The following risk factors could have a material adverse effect on our business, financial condition and results of operations.
Weakness in the economy may have an adverse effect on our revenue, cash flow and our ability to grow our business.
Our business is directly affected by economic slowdowns and general reduction in demand for goods and services. A weak economy generally results in reduced overall demand for waste disposal, recycled metal and energy production. Under such conditions, the pricing we are able to charge for our waste management services, and for our energy and recycled metals, may decline and/or experience increased volatility. In addition, many of our customers are municipalities and public authorities which may be adversely affected in an economic downturn due to reduced tax revenue. Consequently some of these entities could be unable to pay amounts owed to us or renew contracts with us for similar volumes or at previous or increased rates.
Furthermore, lower prices for waste disposal and energy production, particularly in the absence of energy policies which encourage renewable technologies such as EfW, may also make it more difficult for us to sell waste and energy services at prices sufficient to allow us to grow our business through developing and building new projects. These factors could have a material adverse effect on our profitability and cash flow.
Exposure to energy, waste disposal, recycled metal and commodity prices may affect our results of operations.
Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to all of these revenues could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.
We may experience volatility in the market prices and availability of commodities we purchase, such as reagents, chemicals and fuel. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair our cash flow and profitability. We may not be successful in our efforts to mitigate our exposure to supply and price swings for these commodities.
Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations.
The operation of our businesses involves many risks, including:

•	supply or transportation interruptions;

•	the breakdown, failure or unplanned maintenance or repair of equipment or processes;

•	difficulty or inability to find suitable replacement parts for equipment;

•	the unavailability of sufficient quantities of waste or fuel;

•	fluctuations in the heating value of the waste we use for fuel at our EfW facilities;

•	failure or inadequate performance by subcontractors;

•	disruption in the transmission of electricity generated;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and

•	the exercise of the power of eminent domain.
We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse effect on our cash flows and results of operations.
Contracts to provide new services or services through new or different methods involves significant risks, which could have an adverse effect on our cash flows and results of operations.
As we enter into contracts to provide new services or services through new or different methods, such as our waste disposal contract with New York City, we may face additional operating risks. These may include:

•	performance by multiple contractors critical to our ability to perform under our new customer agreements;

•	logistics associated with transportation of waste via barge, rail or other methods with which we have limited experience; and

•	reliance on joint venture parties or technology providers with whom we have limited experience.

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
For the EfW facilities we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2014 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
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
Some of our EfW projects involve greater risk of exposure to performance levels which, if not satisfied, could result in materially lower revenues.
At our EfW facilities where tip fee structures exist, we receive 100% of the energy revenues they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenues from energy sales could materially decrease.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than service fee structures.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts, under tip fee structures more often than under service fee structures. Due to the nature of tip fee structures, if that were to occur, we may be exposed to greater performance and price risk on the energy we sell. For additional information on the tip fee contract structure, see Item 1. Business - North America Segment - Energy-from-Waste Projects.
We cannot be certain that our NOLs will continue to be available to offset our federal tax liability.
As of December 31, 2013, we had $343 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2027 and 2031. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and, accelerating the date on which we may be otherwise obligated to pay incremental cash taxes. The Internal Revenue Service (“IRS”) is currently auditing our tax returns for 2004 to 2009, including NOLs carried forward from previous years. In connection with this audit, the IRS proposed certain adjustments to our 2008 tax return. If we are unsuccessful in challenging such adjustments, a portion or all of the NOLs would not be available to offset our consolidated taxable income, potentially resulting in a payment of federal income taxes including interest and penalties for prior years. We can provide no assurance that we will be successful in any such challenge. For additional information related to our NOLs, see Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes.
In addition, if our existing insurance business were to require capital infusions to meet certain regulatory capital requirements, and we were to fail to provide such capital, some or all of our subsidiaries comprising our insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in our federal consolidated tax return, and a portion, potentially significant, of our remaining NOLs may no longer be available to us. In such event, there may be a significant inclusion of taxable income in our federal consolidated income tax return.
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
Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, expand existing projects, acquire certain businesses and refinance our existing debt.
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
Our reputation could be adversely affected if we are unable to operate our businesses in compliance with laws, or if our efforts to grow our business results in adverse publicity.
If we encounter regulatory compliance issues in the course of operating our businesses, we may experience adverse publicity, which may intensify if such non-compliance results in civil or criminal liability. This adverse publicity may harm our reputation, and result in difficulties in attracting new customers, or retaining existing customers.
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
Our EfW facilities depend on solid waste for fuel, which provides a source of revenue. For some of our EfW facilities, the availability of solid waste to us, as well as the tipping fee that we charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other EfW facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation, and there may be further consolidation, in the solid waste industry that would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies, as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for processing at some of our EfW facilities and market pricing, which could materially and adversely affect our results of operations.
Development and construction of new projects and expansions may not commence as anticipated, or at all.
The development and construction of new EfW facilities involves many risks including:

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
The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. If world-wide demand for new infrastructure spending, including energy generating facilities and waste management facilities, increases, then prices for building materials such as steel, may also rise sharply. In addition, this increased demand would affect not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.
Exposure to foreign currency fluctuations may affect our results from operations or construction costs of facilities we develop in international markets.
We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. As and if we grow our business in other countries and enter new international markets, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects, as well as our reported results.

The growth of our operations could strain our resources and cause our business to suffer.
We have made and may continue to plan and execute acquisitions and take other actions to grow our base business. We can provide no assurance that such actions will be undertaken or completed in their entirety as planned. Acquisitions present significant challenges and risks relating to the integration of the business into the company. If we make acquisitions, it could place a strain on our management systems, infrastructure and resources. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. We can provide no assurances that the company will manage acquisitions successfully.
Our businesses generate their revenue primarily under long-term contracts and must avoid defaults under those contracts in order to service their debt and avoid material liability to contract counterparties.
We must satisfy performance and other obligations under contracts governing EfW facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by us. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure you that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.
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
If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers. For more information on energy regulations applicable to us, see Item 1. Business - Regulation of Business - Regulations Affecting Our North America Segment - Energy Regulations.
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
Changes in climate conditions could materially affect our business and prospects.
Significant changes in weather patterns and volatility could have a positive or negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, altered availability of waste for plant cooling operations, and changes in energy pricing, among other effects.
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
Future impairment charges could have a material adverse impact on our financial condition and results of operations.
In accordance with accounting guidance, we evaluate long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate the carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers, suppliers or employees, and expose us to liability that could adversely impact our business and reputation.
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
We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
Provisions of our certificate of incorporation, our credit facilities and our other corporate debt could discourage an acquisition of us by a third party.
Certain provisions of our credit facilities and our other corporate debt could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our credit facilities and our other corporate debt will have the right to require Covanta Holding or Covanta Energy, as the case may be, to repurchase their corporate debt or repay the facilities, as applicable. We may also be required to increase the conversion rate of the 3.25% Cash Convertible Senior Notes to provide for conversion based on the acquirer's capital stock in the event of certain fundamental changes. In addition, provisions of our restated certificate of incorporation and amended and restated bylaws, each as amended, could make it more difficult for a third party to acquire control of us. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. All these provisions could make it more difficult for a third party to acquire us or discourage a third party from acquiring us even if an acquisition might be in the best interest of our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
We lease 104,000 square feet of office space in Morristown, New Jersey. In addition, we lease various office facilities in California aggregating approximately 14,273 square feet and we own 83 acres of undeveloped land in California. As of December 31, 2013, we owned, had equity investments in and/or operated 73 projects in the North America segment consisting primarily of 42 EfW operations, four ash landfills, 18 transfer stations, seven wood waste (biomass) energy projects and two water (hydroelectric) energy projects. Principal projects are described above under Item 1. Business — North America Segment. Projects in the North America segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately1,731 acres, of which 1,406 acres are owned and 325 acres are leased.
We operate projects outside of our North America segment and have an office located in Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2013, we are the part owner/operator of four international projects with businesses conducted at properties which are either leased or have land rights aggregating to 91 acres. Principal projects are described above under Item 1. Business — Other Projects.

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
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On January 24, 2014, there were approximately 1,173 holders of record of our common stock. On January 24, 2014, the closing price of our common stock on the New York Stock Exchange was $17.55 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2013			2012
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$20.26	$18.33	$0.165	$16.85	$13.31	$0.15
Second Quarter	$21.30	$18.94	$0.165	$17.22	$15.29	$0.15
Third Quarter	$21.89	$19.74	$0.165	$17.96	$16.27	$0.15
Fourth Quarter	$21.71	$16.70	$0.165	$19.03	$16.91	$0.15
Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that could limit the future payment of dividends on our common stock. However, given our strong cash generation, we anticipate returning additional capital to our shareholders. See Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations — Liquidity And Capital Resources and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share for additional information on the restrictions under our financing arrangements and our dividend payments. See Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.
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

	For the Years Ended December 31,
	2013	2012
Total repurchases	$34	$88
Shares repurchased	1.7	5.3
Weighted average cost per share	$19.37	$16.55
In 2013, we increased the current share repurchase authorization to a total of $150 million. We did not repurchase shares of common stock during the second half of fiscal 2013. As of December 31, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.
During each of the years ended December 31, 2013 and 2012, we repurchased 0.5 million and 0.2 million shares of our common stock, respectively, in connection with tax withholdings for vested stock awards.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Statements of Operations Data
Operating revenues	$1,630	$1,643	$1,650	$1,583	$1,384
Operating expenses	$(1,409)	$(1,367)	$(1,410)	$(1,412)	$(1,210)
Net (write-offs) gains	$(15)	$57	$—	$(34)	$—
Operating income	$221	$276	$240	$171	$174
Loss on extinguishment of debt	$(1)	$(3)	$(1)	$(15)	$—
Income from continuing operations	$44	$136	$98	$45	$71
(Loss) income from discontinued operations, net of taxes	$(52)	$(20)	$129	$26	$40
Net (loss) income	$(8)	$116	$227	$71	$111
Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	$1	$(2)	$(5)	$(5)	$(4)
Net loss from discontinued operations attributable to noncontrolling interests in subsidiaries	$—	$—	$(3)	$(4)	$(5)
Net (loss) income attributable to Covanta Holding Corporation	$(7)	$114	$219	$62	$102

Net (loss) income attributable to Covanta Holding Corporation stockholders:
Continuing operations	$45	$134	$93	$40	$67
Discontinued operations	(52)	(20)	126	22	35
Net (loss) income attributable to Covanta Holding Corporation	$(7)	$114	$219	$62	$102

Basic (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.35	$1.02	$0.66	$0.26	$0.43
Discontinued operations	(0.40)	(0.15)	0.89	0.14	0.23
Covanta Holding Corporation	$(0.05)	$0.87	$1.55	$0.40	$0.66
Diluted (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$0.35	$1.01	$0.66	$0.26	$0.43
Discontinued operations	(0.40)	(0.15)	0.88	0.14	0.23
Covanta Holding Corporation	$(0.05)	$0.86	$1.54	$0.40	$0.66

Cash dividend declared per share	$0.66	$0.60	$0.30	$1.50	$—

Weighted average common shares outstanding:
Basic	129	132	141	153	154
Diluted	130	133	142	154	155

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Balance Sheet Data
Cash and cash equivalents	$198	$243	$229	$126	$417
Restricted funds held in trust	$167	$214	$191	$233	$240
Assets held for sale	$7	$55	$79	$238	$218
Property, plant and equipment, net	$2,636	$2,559	$2,422	$2,476	$2,539
Total assets	$4,378	$4,526	$4,385	$4,676	$4,934
Long-term debt	$2,085	$2,015	$1,486	$1,565	$1,438
Project debt	$236	$317	$680	$803	$928
Liabilities held for sale	$2	$2	$8	$39	$56
Total Covanta Holding Corporation stockholders equity	$907	$1,048	$1,083	$1,126	$1,383
Book value per share of common stock(1)	$6.98	$7.94	$7.96	$7.52	$8.93
Shares of common stock outstanding	130	132	136	150	155

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Cash Flow Data
Net cash flow from continuing operations provided by (used in):
Operating activities	$324	$357	$376	$405	$359
Investing activities	$(258)	$(222)	$(118)	$(246)	$(382)
Financing activities	$(111)	$(132)	$(418)	$(450)	$272

Purchase of property, plant and equipment:
Maintenance capital expenditures	$87	$85	$80	$74	$52
Other capital expenditures (2)	101	41	38	41	20
Total purchase of property, plant and equipment	$188	$126	$118	$115	$72

(1)	Book value per share of common stock is calculated by dividing total Covanta Holding Corporation stockholders equity by the number of shares of common stock outstanding.

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
We have one reportable segment, North America, previously referred to as Americas, which is comprised of waste and energy services operations located primarily in the United States and Canada. Additional information about our reportable segment is contained in Item. 1. Business and Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
Our mission is to provide sustainable waste and energy solutions. We intend to pursue our mission through the following key strategies:

•	Preserve and grow the value of our existing portfolio;

•	Expand through acquisitions and/or development in selected attractive markets;

•	Develop and commercialize new technology;

•	Advocate for public policy favorable to energy-from-waste and other sustainable waste solutions;

•	Allocate capital efficiently for long-term shareholder value; and

•	Maintain a focus on sustainability.
For a discussion of these strategies, see Item. 1. Business — Strategy.
2013 Summary
The following are some key operational, financial and strategic highlights for 2013:
Contracted Waste Revenue:

◦
We entered into a 20-year contract with the New York City for the transport and disposal of an estimated 800,000 tons of waste per year from two newly-constructed marine transfer stations in New York City.

◦	We renewed / extended waste disposal and service contracts totaling approximately 1.5 million annual tons with an average term of 5 years.
Portfolio Capacity Growth/Acquisitions:

◦	We acquired a 1,050 TPD, 21 MW EfW facility located in Camden, New Jersey.

◦	We acquired two strategically-located transfer stations in New Jersey with a combined permitted capacity of 2,500 TPD.
Organic Growth:

◦	We invested approximately $37 million in new ferrous and non-ferrous recycled metal recovery projects.

◦	We increased special waste revenues to $65 million, an increase of approximately $9 million or 16%.

◦	Our TARTECH joint venture built and began operating our first metals recovery project at our ash monofill in Peabody, Massachusetts.
Capital Allocation
We allocate capital to maximize shareholder value by:

•	investing in our existing businesses to maintain and enhance the performance of our assets, improve cost efficiency and drive organic growth;

•	investing in strategic business development projects and acquisitions;

•	repaying debt, if appropriate; and

•	returning surplus capital to our shareholders.

During the year ended December 31, 2013, we:

•	invested over $80 million in organic growth projects and $57 million in acquisitions;

•	increased our quarterly cash dividend by 10%, to $0.66 per share on an annualized basis, and returned $65 million to our shareholders; and

•	repurchased 1.7 million shares of our common stock for $34 million.
Business Outlook
We expect that our financial results will be affected primarily by three factors: market price movements, recent investment in organic growth and acquisitions, and contract transitions. Absent market improvements, contract transitions in the aggregate are expected to adversely impact our financial results, and we expect that these impacts will be largely offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and special waste, cost efficiencies, contract escalations, and acquisitions closed in 2013.
In 2014, the following specific factors are expected to impact our financial results:

•	Contract transitions will reduce our operating income primarily through;

◦	$20 million reduction in debt service previously billed under Service Fee projects we own; and

◦	$10 million reduction in revenue relating to energy contract expirations;

•	Additional operating expense of $10 million to $20 million related to enhanced maintenance activity, which we expect will increase generally with inflation thereafter; and

•	Anticipated increases in cash interest expense relating to our plan to refinance $460 million of 3.25% Cash Convertible Senior Notes which mature on June 1, 2014.
General Business Conditions
See Item. 1. Business — Markets, Competition and Business Conditions for a discussion of factors affecting business conditions and financial results.

EXECUTION ON STRATEGY
As outlined above and in as discussed in Item. 1. Business - North America Segment, we intend to preserve and grow our business through maintaining and expanding the capabilities of our existing assets, broadening our service offerings, and adding new projects through acquisition and/or development, all with the goal of maximizing long-term shareholder return.
Consistent with this strategy, we executed the following during 2013:
New Jersey Transfer Stations
We acquired two strategically-located transfer stations in New Jersey with a combined capacity of 2,500 TPD for total cash consideration of $8 million.
Camden Energy-from-Waste Facility
We acquired a 1,050 TPD EfW facility located in Camden, New Jersey for cash consideration of $49 million. The facility provides sustainable waste management services to Camden County and the surrounding communities while generating approximately 21 MW of renewable energy, which is sold at prevailing market rates.
New York City Waste Transport and Disposal Contract
New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We plan to acquire equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years.

Current Projects to Preserve and Enhance Our Existing Assets
Essex Energy-from-Waste Facility
We are implementing significant capital improvements at our Essex EfW facility including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75 to $100 million. In 2013, we invested approximately $10 million for the recycling system, which commenced operation in November 2013. Construction on the air filtration system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements.
Niagara Energy-from-Waste Facility
In 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract, combined with new and extended contracts entered into in 2011, increased the steam demand from our customer base and required us to install a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to our new customers. These capital expenditures began in 2012 and will continue into 2014.
Recovery and Recycling of Metals from Ash Monofills
We own 50% of Covanta TARTECH LLC ("TARTECH") a joint venture with Germany-based TARTECH eco industries AG (“TARTECH eco”) for the recovery and recycling of metals from energy-from-waste ash monofills in North America. Since 2012, we have invested approximately $6 million in the joint venture, which will utilize a proprietary and highly specialized technology provided by TARTECH eco for recovering metals remaining in energy-from-waste facility ash that has been deposited in monofills. The technology maximizes the recovery of ferrous and non-ferrous material for recycling. In 2013, our joint venture built and began operating our first metals recovery project at our ash monofill in Peabody, Massachusetts.
Building New Assets
Durham-York Energy-from-Waste Facility
During 2011, we began construction of a municipally-owned 140,000 tonne-per-year greenfield EfW facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations late in 2014, after which we will operate the facility under a 20 year contract.
Additional details related to business development for 2013, 2012, and 2011, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.

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
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations and as such all prior periods have been reclassified to conform to this presentation. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Discontinued Operations for additional information.
The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below. The Results of Operations discussion below compares our revenues, expenses and certain other items during each of the years presented for continuing operations.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2013 vs. Year Ended December 31, 2012

	Consolidated		North America		Variance Increase (Decrease)
	2013	2012	2013	2012	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,008	$1,010	$1,006	$1,008	$(2)	$(2)
Recycled metals revenues	73	72	73	72	1	1
Energy revenues	431	394	401	367	37	34
Other operating revenues	118	167	115	156	(49)	(41)
Total operating revenues	1,630	1,643	1,595	1,603	(13)	(8)
OPERATING EXPENSES:
Plant operating expenses	993	962	960	931	31	29
Other operating expenses	94	156	92	140	(62)	(48)
General and administrative expenses	84	84	79	77	—	2
Depreciation and amortization expense	210	195	208	192	15	16
Net interest expense on project debt	13	27	11	26	(14)	(15)
Net write-offs (gains)	15	(57)	15	(57)	72	72
Total operating expenses	1,409	1,367	1,365	1,309	42	56
Operating income	$221	$276	$230	$294	$(55)	$(64)

Plus: Net write-offs (gains)	$15	$(57)	$15	$(57)
Operating income excluding Net write-offs (gains):	$236	$219	$245	$237	$17	$8

Operating Revenues
Waste and Service Revenues
Waste and service revenues decreased by $2 million on both a consolidated and North America segment basis. Within our North America segment, waste and service revenues from EfW operations decreased by $7 million, with lower revenue earned explicitly to service project debt ($12 million) and the net impact of service contract transitions ($3 million) partially offset by an $11 million or 1.2% increase (Price 0.5% and Volume 0.7%) in same store revenue.

Consolidated (in millions):	For the Years Ended December 31,
	2013	2012	Variance
Waste and service revenue unrelated to project debt	$973	$963	$10
Revenue earned explicitly to service project debt - principal	30	39	(9)
Revenue earned explicitly to service project debt - interest	5	8	(3)
Total waste and service revenue	$1,008	$1,010	(2)

North America segment - EfW facilities - Tons (1) (in millions):	For the Years Ended December 31,
	2013	2012	Variance
Contracted	$15.0	$15.2	$(0.2)
Uncontracted	3.5	3.3	0.2
Total Tons	$18.5	$18.5	—
(1) Includes solid tons only.

Recycled Metal Revenues
Recycled metal revenues increased slightly primarily due to higher volume of recovered metals as a result of the installation of new non-ferrous recovery systems ($4 million), offset by lower recycled metal market pricing ($3 million).

	For the Quarters Ended
Recycled Metal Revenues (in millions)	2013	2012
March 31,	$16	$20
June 30,	17	18
September 30,	19	17
December 31,	21	17
Total for the Year Ended December 31,	$73	$72

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2013	2012	2013	2012
Ferrous Metal	$56	$58	311	309
Non-Ferrous Metal	17	14	20	15
Total	$73	$72

(1) Covanta share only.

Energy Revenues
Energy revenues in our North America segment increased by $34 million, with $31 million from our EfW facilities and $3 million from our biomass facilities. The average energy price was essentially flat in 2013. The increase in EfW energy revenues was primarily driven by service contract transitions that increased our share of the energy revenue at certain facilities ($23 million), increased energy production in same store revenues ($5 million) and an increase due to transactions ($2 million). Consolidated energy revenues included $3 million of higher revenue from our international projects.

Energy Sales Revenue and MWh by Contract Status and Facility Type
(in millions)

	Year Ended December 31,
	2013			2012			Variance
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$39	1.0	16%	$36	0.9	16%
Contracted	268	3.6	59%	250	3.5	63%
Hedged	31	0.8	13%	21	0.4	8%
Total EfW	$338	5.4	88%	$307	4.8	87%	$31	0.6
Biomass
At Market	$18	0.4	6%	$13	0.4	7%
Contracted	45	0.3	6%	47	0.4	6%
Total Biomass	$63	0.7	12%	$60	0.8	13%	$3	(0.1)
Total	$401	6.1	100%	$367	5.6	100%	$34	0.5

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decrease of $41 million in other operating revenues in the North America segment was primarily due to lower construction revenue due to the Honolulu facility expansion project commencing commercial operations in 2012. Consolidated other operating revenues further decreased by $8 million primarily due to lower revenues from our insurance subsidiaries, whose remaining business was transitioned to run-off during 2012.
Operating Expenses
Plant Operating Expenses
Plant operating expenses in our North America segment increased by $29 million, including $6 million in plant maintenance expense and $23 million in other plant operating expenses. The increase in other plant operating expenses was driven by higher hauling and disposal costs for ash and bypassed waste and normal cost escalations at same stores ($32 million), and increased costs from service contract transitions ($14 million), partially offset by higher renewable energy credits ($12 million) (which are accounted for as a contra expense) and lower operating lease expense ($11 million) resulting from the acquisition of the Delaware Valley EfW facility in the fourth quarter of 2012.
Consolidated plant operating expenses included $2 million of higher operating expenses from our international projects.

	For the Years Ended December 31,
North America segment (in millions):	2013	2012	Variance
Plant Operating Expenses:
Plant maintenance (1)	$232	$226	$6
All other	728	705	23
Plant operating expenses	$960	$931	29

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $48 million primarily due to lower construction expense ($29 million) for the same reason noted above, an energy contract termination payment recorded as a contra expense ($8 million) and the net change in pension plan settlement expense related to the termination of our defined benefit pension plan ($17 million), partially offset by lower property insurance recoveries. On a consolidated basis, other operating expenses further decreased due to lower operating expenses at our insurance subsidiaries, whose remaining business was transitioned to run-off during 2012.
For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Other Operating Expenses.
Net Write-offs (Gains)
During the year ended December 31, 2013, we recorded non-cash write-offs in our North America segment totaling $15 million consisting of $4 million against our outstanding loan receivable balance related to the Harrisburg EfW facility, a $9 million impairment of our Wallingford EfW facility assets and a $2 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility, which we subsequently sold in the fourth quarter of 2013. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Net Write-off (Gains).
During the year ended December 31, 2012, we recorded non-cash write-offs (gains) totaling $(57) million consisting of a net gain of $44 million related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition, a non-cash write-off of an intangible liability in connection with a contract amendment for our Essex EfW facility, which resulted in a gain of $29 million, offset by a non-cash write-off of $16 million representing the capitalized costs of a suspended renewable fuels project. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Net Write-off (Gains).
Operating Income
Operating income excluding net write-offs (gains) for 2013 was $236 million, compared to $219 million in the prior year period. The increase of $17 million was due to lower interest expense on project debt ($14 million), offset by the net impact of the factors described above.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2012 vs. Year Ended December 31, 2011

	Consolidated		North America		Variance Increase (Decrease)
	2012	2011	2012	2011	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,010	$1,008	$1,008	$1,006	$2	$2
Recycled metals revenues	72	74	72	74	(2)	(2)
Energy revenues	394	400	367	376	(6)	(9)
Other operating revenues	167	168	156	152	(1)	4
Total operating revenues	1,643	1,650	1,603	1,608	(7)	(5)
OPERATING EXPENSES:
Plant operating expenses	962	962	931	934	—	(3)
Other operating expenses	156	140	140	128	16	12
General and administrative expenses	84	84	77	75	—	2
Depreciation and amortization expense	195	193	192	191	2	1
Net interest expense on project debt	27	31	26	31	(4)	(5)
Net (gains) write-offs	(57)	—	(57)	—	(57)	(57)
Total operating expenses	1,367	1,410	1,309	1,359	(43)	(50)
Operating income	$276	$240	$294	$249	$36	$45

Plus: Net (gains) write-offs	$(57)	$—	$(57)	$—
Operating income excluding Net (gains) write-offs:	$219	$240	$237	$249	$(21)	$(12)

Operating Revenues
Waste and Service Revenues
Waste and service revenues increased by $2 million. This increase resulted from $14 million in revenue increases from various factors (including organic growth initiatives, improved waste mix resulting from higher special waste revenues, waste contract transitions, increases in service fee contract escalations, increased tip fee pricing), partially offset by $4 million due to the negative effect of Hurricane Sandy during the fourth quarter of 2012, and $7 million in lower revenue earned explicitly to service project debt principal and interest.

Consolidated (in millions):	For the Years Ended December 31,
	2012	2011	Variance
Waste and service revenue unrelated to project debt	$963	$954	$9
Revenue earned explicitly to service project debt - principal	39	43	(4)
Revenue earned explicitly to service project debt - interest	8	11	(3)
Total waste and service revenue	$1,010	$1,008	2

North America segment - EfW facilities - Tons (1) (in millions):	For the Years Ended December 31,
	2012	2011	Variance
Contracted	$15.2	$15.2	$—
Uncontracted	3.3	3.5	(0.2)
Total Tons	$18.5	$18.7	(0.2)
(1) Includes solid tons only.

Recycled Metal Revenues
Recycled metal revenues decreased primarily due to the negative effect of lower market pricing of $7 million, partially offset by organic growth initiatives that increased the quantity and quality of metal recovered at various facilities.

	For the Quarters Ended
Recycled Metal Revenues (in millions)	2012	2011
March 31,	$20	$17
June 30,	18	18
September 30,	17	20
December 31,	17	19
Total for the Year Ended December 31,	$72	$74

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2012	2011	2012	2011
Ferrous Metal	$58	$60	309	312
Non-Ferrous Metal	14	14	15	14
Total	$72	$74

(1) Covanta share only.

Energy Revenues
Energy revenues from our North America segment EfW facilities were flat. Lower energy pricing at our EFW facilities ($8 million) and lower production related to Hurricane Sandy ($2 million) were offset by higher overall production at our EfW facilities.
Energy revenues at our biomass facilities decreased by $10 million due to lower production and lower pricing. Consolidated energy revenues also included $3 million of higher energy revenues from our international projects.

Energy Sales Revenue and MWh by Contract Status and Facility Type
(in millions)

	Year Ended December 31,
	2012			2011			Variance
North America segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$36	0.9	16%	$79	1.3	23%
Contracted	250	3.5	63%	208	3.0	54%
Hedged	21	0.4	8%	19	0.4	7%
Total EfW	$307	4.8	87%	$306	4.7	84%	$1	0.1
Biomass
At Market	$13	0.4	7%	$12	0.3	5%
Contracted	47	0.3	6%	58	0.6	11%
Total Biomass	$60	0.7	13%	$70	0.9	16%	$(10)	(0.2)
Total	$367	5.5	100%	$376	5.6	100%	$(9)	(0.1)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Other Operating Revenues
The increase of $4 million in other operating revenues was primarily due to higher construction revenue in the North America segment. Consolidated other operating revenues included lower revenues of $7 million related to our insurance business, whose remaining business was transitioned to run-off during 2012.

Operating Expenses
Plant Operating Expenses
Plant operating expenses in our North America segment decreased by $3 million primarily due to lower plant maintenance expenses as a result of various operational improvements ($8 million), partially offset by increased plant maintenance expenses of $3 million due to repairs for facilities impacted by Hurricane Sandy. Other plant operating expenses increased by $2 million due to lower alternative fuel tax credits (which are contra-expenses) of $8 million, offset by $6 million due to benefits of various operational improvements.

	For the Years Ended December 31,
North America segment (in millions):	2012	2011	Variance
Plant Operating Expenses:
Plant maintenance (1)	$226	$231	$(5)
All other	705	703	2
Plant operating expenses	$931	$934	(3)

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Consolidated plant operating expenses included $3 million of higher plant operating expenses from our international projects.
Other Operating Expenses
Other operating expenses increased primarily due to the pension plan settlement expense of $11 million and $7 million expense recorded for additional losses relating to adverse loss development and reserve increases related to our insurance business, whose remaining business was transitioned to run-off during 2012. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Other Operating Expenses.
Net (Gains) Write-offs
During the year ended December 31, 2012, we recorded non-cash write-offs (gains) totaling $(57) million consisting of a net gain of $44 million related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition, a non-cash write-off of an intangible liability in connection with a contract amendment for our Essex EfW facility, which resulted in a gain of $29 million, offset by a non-cash write-off of $16 million representing the capitalized costs of a suspended renewable fuels project. For additional information, see Item 1. Financial Statements — Note 8. Supplementary Information — Net Write-offs (Gains).
Operating Income
For the North America segment, operating income excluding net write-offs (gains) in 2012 was $237 million compared to $249 million in the prior year period. The decrease of $12 million was primarily due to the pension plan settlement expense of $11 million and the negative effect of Hurricane Sandy of $9 million, lower debt service pass through revenue, lower pricing for EfW energy and recycled metal and lower alternative fuel tax credits, partially offset by benefits from organic growth initiatives and new units coming on line. Consolidated operating income excluding net write-offs (gains) decreased by $21 million primarily due to lower operating expenses for our insurance subsidiaries as we transition our remaining insurance business to run-off.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2013, 2012, and 2011

Other Expenses:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Other expenses:
Investment income	$—	$(1)	$(1)	$1	$—
Interest expense	118	94	67	24	27
Non-cash convertible debt related expense	28	25	25	3	—
Loss on extinguishment of debt	1	3	1	(2)	2
Other (income) expenses, net	(4)	(3)	20	(1)	(23)
Total other expenses	$143	$118	$112	25	6
Interest expense increased for the year ended December 31, 2013, compared to year ended December 31, 2012, primarily due to the higher interest expense of $31 million related to the 6.375% Senior Notes, Tax-Exempt Bonds and Term Loan issued in 2012. Interest expense increased for the year ended December 31, 2012, compared to year ended December 31, 2011, primarily due to the higher interest cost of $20 million related to the 6.375% Senior Notes and the new Term Loan issued in March 2012 as compared to the previously existing term loan that was refinanced.
Non-cash convertible debt related expense increased for the year ended December 31, 2013, compared to year ended December 31, 2012, primarily due to net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.
The components of loss on extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Credit Facility refinancing (1)	$1	$2	$—
Project Debt refinancing (2)	—	1	—
Tender offer to purchase outstanding Debentures (3)	—	—	1
Total loss on extinguishment of debt	$1	$3	$1

(1)	Comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. See Liquidity and Capital Resources below.

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

For the years ended 2013 and 2012, other (income) expense included a $4 million gain related to a distribution received from an insurance subsidiary grantor trust and $3 million foreign currency exchange gain related to intercompany loans, respectively. For the year ended 2011, other expense included a $15 million recorded contractual liability to pay pre-petition claimants from restricted funds and $5 million of foreign currency exchange losses related to intercompany loans. The contractual obligation to pre-petition claimants was triggered by the release of uncertain tax positions resulting from the expiration of related statutes of limitations and was reflected as tax benefit of $24 million as discussed below. For additional information, see income tax expense discussion below and see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

Income Tax Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax expense	$40	$32	$35	$8	$(3)

Effective income tax rate	51%	20%	28%
The income tax expense increase for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the absence of the tax benefit in 2013 from the Delaware Valley EfW acquisition that gave rise to the net gain on the settlement of a pre-existing lease in 2012 and the income tax impact of our unrecognized tax positions for the year ended December 31, 2013.
The income tax expense decrease for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to the impact in 2012 of the net gain on settlement of the pre-existing lease, not recognized for tax, resulting from the Delaware Valley EfW acquisition. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.
Net (Loss) Income Attributable to Covanta Holding Corporation and Earnings Per Share:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:

Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$45	$134	$93	$(89)	$41
Discontinued operations (1)	(52)	(20)	126	(32)	(146)
Covanta Holding Corporation	$(7)	$114	$219	(121)	(105)

Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.35	$1.02	$0.66	(0.67)	0.36
Discontinued operations	(0.40)	(0.15)	0.89	(0.25)	(1.04)
Covanta Holding Corporation	$(0.05)	$0.87	$1.55	(0.92)	(0.68)
Weighted Average Shares	129	132	141	(3)	(9)

Diluted:
Continuing operations	$0.35	$1.01	$0.66	(0.66)	0.35
Discontinued operations	(0.40)	(0.15)	0.88	(0.25)	(1.03)
Covanta Holding Corporation	$(0.05)	$0.86	$1.54	(0.91)	(0.68)
Weighted Average Shares	130	133	142	(3)	(9)

Cash Dividend Declared Per Share (2)	$0.66	$0.60	$0.30	0.06	0.30

Adjusted EPS — Non-GAAP: (3)	$0.36	$0.53	$0.71	(0.17)	(0.18)

(1)
Discontinued operations in 2013 are comprised of the impairment of assets related to our development activities in the United Kingdom. In 2012 and 2011, discontinued operations primarily relate to our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh, but also included our development activities in the United Kingdom. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Discontinued Operations for additional information.

(2)	For information on dividends declared to shareholders and share repurchases, see Liquidity and Capital Resources below.

(3)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the twelve months ended December 31, 2013, 2012 and 2011, respectively, reconciled for each such period to diluted earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2013	2012	2011
Continuing Operations - Diluted EPS	$0.35	$1.01	$0.66
Continuing Operations - Reconciling Items (1)	0.03	(0.43)	(0.05)
Continuing Operations - Adjusted EPS	$0.38	$0.58	$0.61

Discontinued Operations - Diluted EPS	$(0.40)	$(0.15)	$0.88
Discontinued Operations - Reconciling Items (1)	0.38	0.10	(0.78)
Discontinued Operations - Adjusted EPS	$(0.02)	$(0.05)	$0.10

Consolidated - Adjusted EPS	$0.36	$0.53	$0.71
(1) Additional information is provided in the Reconciling Items table below.

	Twelve Months Ended December 31,
	2013	2012	2011
Continuing Operations - Reconciling Items
Operating loss related to insurance subsidiaries (1)	$2	$10	$3
Net write-offs (gains) (2)	15	(57)	—
Gain on sale of business (3)	—	—	(9)
Severance and other restructuring	2	—	—
Pension plan settlement (gain) expense (4)	(6)	11	—
Gain related to trust distribution (5)	(4)	—	—
Loss on extinguishment of debt (6)	1	3	1
Loss on derivative instruments not designated as hedging instruments	(1)	(1)	(2)
Effect of foreign exchange (gain) loss on indebtedness (7)	—	(3)	5
Contractual liability to pre-petition creditors (8)	—	—	15
Total reconciling items, pre-tax	9	(37)	13
Proforma income tax impact (8)	(5)	(22)	3
Grantor trust activity	—	1	1
Reversal of uncertain tax positions related to pre-emergence tax matters (8)	—	—	(24)
Total Continuing Operations Reconciling Items, net of tax	$4	$(58)	$(7)

Continuing Operations - Diluted EPS Impact from Reconciling Items	$0.03	$(0.43)	$(0.05)

Discontinued Operations - Reconciling Items (9)
Net write-offs (gains)	$47	$13	$(113)
Severance and other restructuring	3	—	—
Effect of foreign exchange gain on indebtedness	(1)	(1)	(1)
Transaction-related costs	1	1	3
Total Discontinued Operations Reconciling Items, net of tax	$50	$13	$(111)

Discontinued Operations - Diluted EPS Impact from Reconciling Items	$0.38	$0.10	$(0.78)
Weighted Average Diluted Shares Outstanding	130	133	142

(1)
Represents operating losses for our insurance subsidiaries. During 2012, we transitioned our remaining insurance business to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases.

(2)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 14. Supplementary Information — Net write-offs (gains).

(3)	In 2011, we recorded a $9 million gain on the sale of two landfill gas projects.

(4)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 16. Employee Benefit Plans.

(5)	In 2013, we recorded a $4 million gain related to a distribution received from an insurance subsidiary grantor trust.

(6)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 11. Consolidated Debt.

(7)	In 2012 and 2011, we recorded a foreign exchange (gain) loss related to intercompany loans, respectively.

(8)	For additional information, see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

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

(9)	For additional information, see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Discontinued Operations.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2013. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the twelve months ended December 31, 2013, 2012 and 2011, respectively, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net Income to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
Continuing Operations - Adjusted EBITDA	2013	2012	2011
Net Income Attributable to Covanta Holding Corporation — Continuing Operations	$45	$134	$93

Operating loss related to insurance subsidiaries (1)	2	10	3

Depreciation and amortization expense	210	195	193

Debt service:
Net interest expense on project debt	13	27	31
Interest expense	118	94	67
Non-cash convertible debt related expense	28	25	25
Investment income	—	(1)	(1)
Subtotal debt service	159	145	122

Income tax expense (1)	40	32	59

Reversal of uncertain tax positions related to pre-emergence tax matters (1)	—	—	(24)

Contractual liability to pre-petition creditors (1)	—	—	15

Net write-offs (gains) (1)	15	(57)	—

Pension plan settlement (gain) expense (1)	(6)	11	—

Loss on extinguishment of debt (1)	1	3	1

Gain related to trust distribution (1)	(4)	—	—

Gain on sale of business (1)	—	—	(9)

Net (loss) income attributable to noncontrolling interests in subsidiaries	(1)	2	5

Other adjustments:
Debt service billing in excess of revenue recognized	9	9	22
Non-cash compensation expense	15	16	17
Other non-cash items (2)	9	7	15
Subtotal other adjustments	33	32	54
Total adjustments	449	373	419
Continuing Operations - Adjusted EBITDA	$494	$507	$512

Discontinued Operations - Adjusted EBITDA (1)
(Loss) income from Discontinued Operations	$(52)	$(20)	$126

Net income attributable to noncontrolling interests in subsidiaries	—	—	3

Income tax benefit	(1)	(5)	(4)

Net write-offs (gains)	47	13	(113)

Severance and other restructuring	3	1	1

Other	(1)	—	3

Discontinued Operations - Adjusted EBITDA	$(4)	$(11)	$16

Consolidated - Adjusted EBITDA	$490	$496	$528

(1) For additional information, see Adjusted EPS above.
(2) Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
	2013	2012	2011
Cash flow provided by operating activities from continuing operations	$324	$357	$376

Cash flow used in operating activities from insurance activities (1)	8	5	2

Debt service	159	145	122

Change in working capital	33	21	(7)
Change in restricted funds held in trust	(20)	(34)	(4)
Non-cash convertible debt related expense	(28)	(25)	(25)
Equity in net income from unconsolidated investments	6	10	5
Dividends from unconsolidated investments	(7)	(8)	(8)
Current tax provision	12	12	27
Reversal of uncertain tax positions related to pre-emergence tax matters (1)	—	—	24
Contractual liability to pre-petition creditors (1)	—	—	(15)
Change in restricted funds-other related to contractual liability to pre-petition creditors (1)	—	—	(5)
Other	7	24	20
Sub-total:	3	—	12
Continuing Operations - Adjusted EBITDA	$494	$507	$512

Cash flow provided by operating activities from discontinued operations	$(8)	$(15)	$(16)

Change in working capital	(2)	(2)	(24)
Current tax provision	3	9	11
Other	3	(3)	45
Sub-total:	4	4	32
Discontinued Operations - Adjusted EBITDA	$(4)	$(11)	$16

Consolidated - Adjusted EBITDA	$490	$496	$528

(1) See Adjusted EPS above.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, the cash flow generated from our ongoing operations, and the available capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. As of December 31, 2013, our available liquidity was as follows (in millions):

As of December 31, 2013
Cash	$198
Borrowings available under Revolving Credit Facility	519
Total available liquidity	$717
In addition, as of December 31, 2013, we had restricted cash of $167 million, of which $45 million was designated for future payment of project debt principal.

We typically receive cash distributions from our North America segment projects on a monthly basis. The frequency and predictability of our receipt of cash from projects differs depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return surplus capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
Our 3.25% Cash Convertible Senior Notes mature on June 1, 2014 and we plan to refinance these notes either through the issuance of new securities in the capital markets and/or borrowings under our Credit Facilities. If we issue non-convertible debt securities to fund this maturity, then our annual cash interest expense could materially increase in future periods.
2013 Share Repurchases and Dividends
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. During the year ended December 31, 2013, we increased the current share repurchase authorization to a total of $150 million. During the year ended December 31, 2013, we repurchased 1.7 million shares of our common stock at a weighted average cost of $19.37 per share for approximately $34 million. In 2012, we repurchased 5.3 million shares of our common stock at a weighted average cost of $16.55 per share for an aggregate amount of approximately $88 million. As of December 31, 2013, the amount remaining under our currently authorized share repurchase program was $116 million.
In 2013, we declared quarterly cash dividends totaling $0.66 per share or $87 million. The quarterly cash dividend declared for the fourth quarter 2013 was paid on January 3, 2014 to shareholders of record as of the close of business on December 26, 2013. In 2012, we declared quarterly cash dividends totaling $0.60 per share or $81 million. Due to potential tax law changes pending at the end of 2012, we paid the fourth quarter 2012 dividend prior to year-end, resulting in five quarters of dividends paid in 2012, totaling $90 million and three quarters of dividends paid in 2013, totaling $65 million.

Sources and Uses of Cash Flow from Continuing Operations

	For the Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs 2012	2012 vs 2011
	(In millions)
Net cash provided by operating activities	$324	$357	$376	$(33)	$(19)
Net cash used in investing activities	(258)	(222)	(118)	36	104
Net cash used in financing activities	(111)	(132)	(418)	(21)	(286)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)	(1)	1
Net (decrease) increase in cash and cash equivalents	$(46)	$3	$(161)	(49)	164
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Net cash provided by operating activities from continuing operations for the year ended December 31, 2013 was $324 million, a decrease of $33 million from the prior year period. The decrease was primarily due to the timing of working capital, lower distributions from restricted funds held in trust of $14 million, and higher cash interest payments of $11 million.
Net cash used in investing activities from continuing operations for the year ended December 31, 2013 was $258 million, an increase of $36 million from the prior year period. The increase was primarily due to higher investments in organic growth projects of $74 million (see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management for further discussion), offset by lower outflows for the acquisition of businesses of $37 million and the receipt of a $9 million repayment of our loan related to the Harrisburg EfW facility.
Net cash used in financing activities from continuing operations for the year ended December 31, 2013 was $111 million, representing a net lower outflow of $21 million as compared to the prior period. The net change was primarily driven by lower share repurchases ($54 million) and dividend payments ($25 million), offset by lower net borrowings (including release of restricted funds and payments of deferred financing costs) of $43 million.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Net cash provided by operating activities from continuing operations for the year ended December 31, 2012 was $357 million, a decrease of $19 million from the prior year period. The decrease was primarily due to the timing of working capital.
Net cash used in investing activities from continuing operations for the year ended December 31, 2012 was $222 million, an increase of $104 million from the prior year period. The increase was primarily driven by higher outflows for the acquisition of businesses and property, plant and equipment.
Net cash used in financing activities from continuing operations for the year ended December 31, 2012 was $132 million, a net change of $286 million from the prior period. The net change was primarily driven by lower common stock repurchases, partially offset by higher cash dividends paid to shareholders and the 2012 corporate debt refinancing and project debt refinancing as outlined below (in millions):

	2012 Corporate Debt Refinancing	2012 Project Debt Refinancing
Offering - 6.375% Senior Notes due 2022	$400	$—
Term Loan due 2019 (1)	300	—
Tax-Exempt Bonds due 2024-2042	—	335
Release of financing restricted funds	—	40
Offering Costs (2)	(26)	(7)
Net Proceeds	674	368
Repayment of Term Loan due 2014	(619)	—
Redemption of Project Debt	—	(328)
Net offering funds available for corporate purposes	$55	$40

(1)	Excludes debt discount related to Term Loan of $1 million.

(2)	Represents offering costs which have been paid as of December 31, 2012.

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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, excluding the cash flow provided by or used in our insurance subsidiaries, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our shareholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the twelve months ended December 31, 2013, 2012 and 2011, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Twelve Months Ended December 31,
	2013	2012	2011
Consolidated
Cash flow provided by operating activities	$316	$342	$361
Plus: Cash flow used in operating activities from insurance activities	8	5	2
Less: Maintenance capital expenditures (1)	(87)	(85)	(80)
Free Cash Flow	$237	$262	$283

Continuing Operations
Cash flow provided by operating activities of continuing operations	$324	$357	$376
Plus: Cash flow used in operating activities from insurance activities	8	5	2
Less: Maintenance capital expenditures (1)	(87)	(85)	(80)
Continuing Operations Free Cash Flow	$245	$277	$298

Weighted Average Diluted Shares Outstanding	130	133	142

Uses of Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired	$(57)	$(94)	$(10)
Acquisition of noncontrolling interest in subsidiary	(14)	—	—
Property insurance proceeds	4	8	1
Non-maintenance capital expenditures (2)	(101)	(41)	(38)
Acquisition of land use rights (2)	—	(1)	—
Other growth investments (2)	(4)	(2)	—
Other investing activities, net (3)	1	(7)	(3)
Total investments	$(171)	$(137)	$(50)

Return of capital to shareholders:
Cash dividends paid to shareholders	$(65)	$(90)	$(32)
Common stock repurchased	(34)	(88)	(229)
Total return of capital to shareholders	$(99)	$(178)	$(261)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$21	$1,001	$—
Net proceeds from issuance of project debt	—	—	15
Net proceeds from asset sales	—	—	12
Other financing activities, net	(24)	2	(38)
Net proceeds from capital raising activities	$(3)	$1,003	$(11)

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(3)	$(26)	$(7)
Net cash used for scheduled principal payments on project debt (5)	(56)	(121)	(99)
Optional repayment of corporate debt (6)	—	(621)	(32)
Net cash used for optional repayment of project debt (7)	—	(238)	—
Total debt repayments	$(59)	$(1,006)	$(138)

Borrowing activities - Revolving Credit Facility, net	$50	$60	$—
Short-term borrowing activities - Financing of insurance premiums, net	$—	$(10)	$10
Distribution to partners of noncontrolling interests in subsidiaries	$—	$(1)	$(6)
Effect of exchange rate changes on cash and cash equivalents	$(1)	$—	$1
Net change in cash and cash equivalents from continuing operations	$(38)	$8	$(157)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Twelve Months Ended December 31,
	2013	2012	2011
Maintenance capital expenditures	$(87)	$(85)	$(80)
Capital expenditures associated with construction	—	—	(16)
Capital expenditures associated with organic growth initiatives, technology development and New York City contract	(101)	(27)	(10)
Capital expenditures – other	—	(14)	(12)
Total purchases of property, plant and equipment	$(188)	$(126)	$(118)

(2)
Growth investments includes investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures. Capital expenditures - other includes capital expenditures associated with property insurance events. Other growth investments include investments in our TARTECH joint venture.

	Twelve Months Ended December 31,
	2013	2012	2011
Capital expenditures associated with organic growth initiatives and technology development	$(78)	$(27)	$(10)
Capital expenditures associated with the New York City contract	(23)	—	—
Capital expenditures - other and construction	—	(14)	(28)
Total non-maintenance capital expenditures	(101)	(41)	(38)
Acquisition of land use rights	—	(1)	—
Other growth investments	(4)	(2)	—
Less: Capital expenditures associated with property insurance events	—	13	—
Organic growth investments and New York City contract expenditures	(105)	(31)	(38)
Acquisition of business, net of cash acquired	(57)	(94)	(10)
Total growth investments	$(162)	$(125)	$(48)

(3)	Other investing activities were primarily comprised of net payments from the purchase/sale of investment securities and business development expenses.

(4)	Excludes borrowings under the Revolving Credit Facility. Calculated as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Proceeds from borrowings on long-term debt	$22	$1,034	$—
Less: Financing costs related to issuance of long-term debt	(1)	(33)	—
Net proceeds from issuance of corporate debt	$21	$1,001	$—
(5) Calculated as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Total scheduled principal payments on project debt	$(83)	$(146)	$(137)
Decrease in related restricted funds held in trust	27	25	38
Net cash used for principal payments on project debt	$(56)	$(121)	$(99)

(6) Calculated as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Repayment of Term Loan due 2014	$—	$(619)	$—
Redemption of Convertible Debentures	—	(2)	(32)
Total optional repayment of corporate debt	$—	$(621)	$(32)
(7) Calculated as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Total optional principal payments on project debt	$—	$(278)	$—
Decrease in related restricted funds held in trust	—	40	—
Net cash used for optional repayments of project debt	$—	$(238)	$—

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2013, we had unrestricted cash and cash equivalents of $198 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in U.S. dollars.

	As of December 31,
	2013	2012
	(in millions)
Domestic	$21	$12
International	174	212
Insurance Subsidiaries	3	19
Total Cash and Cash Equivalents	$198	$243
Credit Facilities
The Credit Facilities of our subsidiary, Covanta Energy, currently include two separate facilities as follows (in millions):

Credit Facility Commitments As of December 31, 2013
Term loan	$300
Revolving credit facility	$900
The Revolving Credit Facility is available for working capital and general corporate purposes of Covanta Energy and its subsidiaries and for the issuance of letters of credit up to the full amount of the facility. The Revolving Credit Facility provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in U.S. Dollars on a same day basis for a short drawing period), and is available in U.S. Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit.
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

Availability under Revolving Credit Facility
As of December 31, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Facility	Expiring	Direct Borrowings as of December 31, 2013	Outstanding Letters of Credit as of December 31, 2013	Available as of December 31, 2013
Revolving Credit Facility	$900	2017	$110	$271	$519
During the year ended December 31, 2013, we made cumulative direct borrowings of $645 million under the Revolving Credit Facility, of which we subsequently repaid $595 million prior to the end of the period.
Repayment Terms
As of December 31, 2013, the Term Loan has mandatory amortization payments of $3 million in each of the years 2014 to 2018 and $280 million in 2019. Both the Term Loan and Revolving Credit Facility are pre-payable at our option at any time. Under certain circumstances, the Credit Facilities obligate us to apply 25% of our excess Cash flow (as defined in the Credit Agreement) for each fiscal year, commencing in 2013, as well as net cash proceeds from specified other sources, such as asset sales or insurance proceeds, under certain circumstances to prepay the Term Loan, provided that this excess Cash Flow percentage shall be reduced to 0% in the event the Leverage Ratio (as defined below under Credit Agreement Financial Covenants) is at or below 3.00:1.00.
For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%. Effective March 29, 2013, we modified the Term Loan and it now bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.
Guarantees and Security
The Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the Credit Facilities agreed to secure all of the obligations under the Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations. The Credit Facilities are also secured by a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our directly-owned foreign subsidiaries, in each case to the extent not otherwise pledged.
Credit Agreement Financial Covenants
The Credit Facilities contain customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2013, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•
a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy's consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the 2012 Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges.

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy's Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

For additional information on the calculation of Adjusted EBITDA, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31, 2013		As of December 31, 2012
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$110	$110	$60	$60
Term Loan due 2019	295	293	298	297
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
3.25% Cash Convertible Senior Notes due 2014	460	525	460	523
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	357	357	335	335
Total corporate debt (including current portion)	$2,022	$2,085	$1,953	$2,015

Project Debt:
Domestic project debt - service fee facilities	$167	$168	$223	$226
Domestic project debt - tip fee facilities	45	45	68	68
International project debt	23	23	23	23
Total project debt (including current portion)	$235	$236	$314	$317
Total Debt Outstanding	$2,257	$2,321	$2,267	$2,332

As of December 31, 2013, the maturities of debt, excluding premiums are as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$110	$—	$—	$110
Term Loan	3	3	3	3	3	280	295
Senior Notes	460	—	—	—	—	800	1,260
Tax-Exempt Bonds	—	—	—	—	—	357	357
Project Debt	54	40	17	19	20	85	235
Total	$517	$43	$20	$132	$23	$1,522	$2,257

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
For a detailed description of the terms of the 6.375% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate of 64.0526 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.61 per share) which became effective on September 26, 2013. We will not deliver common stock (or any other securities) upon conversion under any circumstances. The Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly in our consolidated balance sheets as a component of our long-term debt. During the fourth quarter of 2013, holders of the 3.25% Notes had the right to cash convert the 3.25% Notes as a result of the closing price of our common stock price having exceeded 130% of the applicable conversion price for at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2013. The principal amount requested to be cash converted during the fourth quarter of 2013 was not material.
In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, at the time of issuance we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) for a net cash outflow of $58 million.

•
We purchased, for $112 million, cash-settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in current assets in our consolidated balance sheets. The strike price of the call options is approximately $15.61 per share and is subject to customary adjustments.

•
We sold, for $54 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the 3.25% Notes, which will be net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. As a result of cash dividends paid since the Warrants were issued, the strike price for the Warrants has been adjusted to approximately $21.67. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital in our consolidated balance sheets.

When combined with the Note Hedge and the Warrants, we believe that the net financial impact upon maturity of the 3.25% Notes will consist of cash payments of the face value of $460 million 3.25% Notes and net share settlement of the Warrants to the extent that the stock price exceeds the effective strike price of the Warrants at that time.
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
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. In 2012, we subsequently redeemed the remaining outstanding Debentures. During the years ended December 31, 2012 and 2011, $25 million and $32 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures.

Tax-Exempt Bonds
In November 2012, we issued tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and Southeast Massachusetts ("SEMASS") facilities, as well as to fund certain capital expenditures in Massachusetts. We incurred approximately $7 million of financing costs related to this transaction, of which $3 million was expensed and $4 million will be recognized over the term of the debt. Details of the issues and use of proceeds are as follows (dollars in millions):

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
The Massachusetts Series bonds and the Niagara Series bonds are obligations of Covanta Holding Corporation, are guaranteed by Covanta Energy; and are not secured by project assets. Principal and interest on the Massachusetts Series bonds and the Niagara Series bonds are payable from the payments we make to the Massachusetts Development Finance Agency and Niagara Area Development Corporation, respectively, pursuant to the respective loan agreements.
The Massachusetts Series bonds and the Niagara Series bonds bear interest at the interest rates per annum set forth in the table above, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Tax-Exempt Variable Rate Demand Bonds due 2043 ("Variable Rate Bonds")
In July 2013, we issued $22 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013. Financing costs were not material.
The Variable Rate Bonds are unsecured obligations which are guaranteed by Covanta Energy, and are not secured by project assets. Except for amounts payable out of drawings under the letter of credit, principal and interest on the Variable Rate Bonds will be payable solely from, and secured solely by, a pledge of payments derived under a loan agreement between us and the Delaware County Industrial Development Agency as Issuer.
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2013, the weekly interest rate was 0.08%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013.
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

Project Debt
Project Debt - North America Segment Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the caste of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments. As of December 31, 2013, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
In July 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013. For details, see the Long-Term Debt — Tax-Exempt Variable Rate Demand Bonds due 2043 discussion above.
In November 2012, we issued new tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt for the Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. For details of the redeemed project debt, see the Long-Term Debt — Tax-Exempt Bonds discussion above.
Project Debt — Other
Financing for international projects in which we have an ownership or operating interest is generally raised through commercial loans from local lenders; financing arranged through international banks; and/or bonds issued to institutional investors. Such debt is generally secured by the revenues generated by the project and by project assets and is without recourse to us. In most international projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with.
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds primarily include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenues received with respect to projects prior to their disbursement. Other funds are primarily amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds. Restricted fund balances are as follows (in millions):

	As of
	December 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$31	$14	$33	$39
Debt service funds - interest	4	—	6	—
Total debt service funds	35	14	39	39
Revenue funds	3	—	9	—
Other funds	3	112	5	122
Total	$41	$126	$53	$161

Of the $167 million in total restricted funds as of December 31, 2013, approximately $45 million was designated for future payment of project debt principal. See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.

Liquidity Regarding Insurance Businesses
We have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012 and which collectively account for less than 1% of our consolidated revenue. Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets and/or contributions from us, as required. The investment policy guidelines for the insurance business require that all loss and loss adjustment expense liabilities be matched by a comparable amount of investment grade assets. We believe that the resources available to the insurance businesses are adequate to meet its current operating requirements.
The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. See Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments. The investment portfolio for our insurance business was as follows as of December 31, 2013 (in millions):

	Amortized Cost	Fair Value
Investments by grade:
Fixed maturities:
U.S. government obligations and agencies	$6	$6
Residential mortgage-backed securities	10	10
Corporate investments (AAA to A)	9	9
Corporate investments (B)	3	3
Other government obligations	4	4
Total fixed maturities	32	32
Equity securities	4	4
Total	$36	$36

Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2013 (in millions):

	Total	Payments Due by Period
		2014	2015 and 2016	2017 and 2018	2019 and Beyond
RECORDED LIABILITIES:
Project debt	$235	$54	$57	$39	$85
Term Loan (1)	295	3	6	6	280
Revolving Credit Facility (1)	110	—	—	110	—
7.25% Senior Notes (2)	400	—	—	—	400
6.375% Senior Notes (3)	400	—	—	—	400
3.25% Cash Convertible Senior Notes (4)	460	460	—	—	—
Tax-exempt bonds due 2024-2043 (5)	357	—	—	—	357
Total debt obligations (6)	2,257	517	63	155	1,522
Less: Non-recourse debt (7)	(235)	(54)	(57)	(39)	(85)
Total recourse debt	$2,022	$463	$6	$116	$1,437
Uncertainty in income tax obligations (8)	$129	$—	$1	$2	$126
OTHER:
Interest payments (9)	$1,145	$113	$213	$213	$606
Less: Non-recourse interest payments	(61)	(13)	(19)	(13)	(16)
Total recourse interest payments	$1,084	$100	$194	$200	$590
Purchase obligations (10)	$215	$125	$90	$—	$—
Operating leases	$177	$19	$35	$28	$95
Less: Non-recourse rental payments	(131)	(12)	(23)	(20)	(76)
Total recourse rental payments	$46	$7	$12	$8	$19
Retirement plan obligations (11)	$9	$1	$2	$2	$4
Total obligations	$3,505	$696	$305	$328	$2,176

(1)
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

(4)
Interest on the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the 3.25% Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on a conversion rate of 64.0526 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which represents a conversion price of approximately $15.61 per share). See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(5)
The tax-exempt bonds issued in 2012 totaling $335 million bear interest between 4% and 5.25%, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The $22 million of tax-exempt bonds issued in July 2013, are corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(6)	Excludes $14 million of net unamortized debt discount.

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

(10)
Purchase obligations relate to capital commitments at our Essex and Niagara EfW facilities and for equipment purchases and existing facility enhancements related to our New York City waste transport and disposal contract. See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.

(11)
Retirement plan obligations are based on actuarial estimates for the non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2013. In 2012, the qualified pension plan was terminated and final settlement occurred in 2013. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.

Other Commitments
Other commitments as of December 31, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$271	$23	$248
Surety bonds	304	—	304
Total other commitments — net	$575	$23	$552
The letters of credit were issued under the Revolving Credit Facility to either secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 3.25% Notes and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 3.25% Notes and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
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
We have either issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate EfW facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such performance guarantees. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects.
Essex Energy-from-Waste Facility
We are implementing significant capital improvements at our Essex EfW facility, including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75-$100 million. In 2013, we invested approximately $10 million for the recycling system, which commenced operation in November 2013. Construction on the air filtration system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management.
New York City Waste Transport and Disposal Contract
In August 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service to the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We plan to acquire equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $343 million for federal income tax purposes as of December 31, 2013, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular federal tax law changes that may come into effect, the outcome of the current audit of our consolidated federal tax returns by the IRS, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1A. Risk Factors — We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.
Other Factors Affecting Liquidity
We may from time to time engage in construction activity for public sector clients, either for new projects or expansions of existing projects. We historically receive payments for this activity based upon completion of milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. This variability can in turn result in meaningful swings between periods in our Cash Flow from Operations and Free Cash Flow (which we use as a non-GAAP liquidity measure). During the year ended December 31, 2013, construction working capital reduced cash flow from operations by $6 million. For the year ended December 31, 2014, we expect construction working capital to reduce cash flow from operations by $35 million to $45 million, and then increase cash flow from operations by a similar amount during the year ended December 31, 2015 when we receive final payments related to our Durham York construction project. For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow from Continuing Operations and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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
Off-Balance Sheet Arrangements
We are party to a lease arrangement at our Union County, New Jersey energy-from-waste facilities in which we lease the facility from the Union County Utilities Authority, referred to as the “UCUA.” We amended the facility site lease with the UCUA to extend the terms from 2023 to 2031. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow UCUA to make debt service payments due on the tax exempt bonds issued by it to finance the construction of the facility and which mature in 2031.
We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial condition. We generally use operating lease treatment for all of the foregoing arrangements. A summary of our operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 10. Leases.
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
Goodwill and Indefinite-Lived
Intangibles
As of December 31, 2013, we had $249 million of goodwill, all of which is recorded on our North America reporting unit. We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually or when indications of impairment exist.

We have the option to perform our initial assessment over the possible impairment of goodwill and indefinite-lived intangibles either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). We performed the required annual impairment review of our recorded goodwill and indefinite-lived intangible assets for our reporting unit using a qualitative assessment during the fourth quarter of 2013 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary.

Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our assets.

When determining the fair value of our reporting units and indefinite-lived intangible assets for impairment assessments, we make assumptions regarding their fair values which are dependent on estimates of future cash flows, discount rates, and other factors.

The impairment assessments of goodwill and indefinite-lived intangible assets performed in the periods presented resulted in the conclusion that the fair value was not less than the carrying value.

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

Insurance/Self-Insurance for
Employee Benefit Plans
We retain a substantial portion of the risk related to certain workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to certain risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. We record our workers’ compensation liabilities at net present value; therefore, these liabilities fluctuate with changes in interest rates. Other liabilities referred to above are not discounted. Our workers’ compensation and medical liability accrual was $12 million and $14 million as of December 31, 2013 and 2012, respectively.

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

The conversion feature and note hedge have similar terms and therefore the changes in their fair values offset each other, before taking into account the credit valuation adjustment. We are subject to variability in our results of operations related to the changes in the credit valuation adjustment, which is dependent on the fair value of the hedge and on observed credit spreads. A 10% change in the note hedge valuation would change the credit valuation adjustment by less than $0.1 million, and a change in credit spreads of 1% would change the credit valuation adjustment by approximately $0.1 million.

Deferred Tax Assets
As described in Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2028 through December 31, 2032, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we had NOLs of approximately $343 million for federal income tax purposes and $466 million for state income tax purposes as of the end of 2013. We also estimated our tax credits as approximately $60 million and our deferred tax assets are offset by a valuation allowance of approximately $42 million.

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

The Internal Revenue Service (“IRS”) is auditing our tax returns for the tax years 2004 to 2009, which includes tax returns for years in which the losses giving rise to the NOLs were reported, and has proposed adjustments to certain deductions taken in our 2008 tax return that gave rise to a portion of our NOLs. If the IRS were successful in challenging our NOLs, it is possible that some portion or all of the NOLs would not be available to offset our future consolidated taxable income and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years.

Unpaid Loss Reserves and Loss Adjustment Expenses
Our insurance subsidiaries establish loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Our unpaid loss reserve and loss adjustment expenses, including reinsurance recoverable on unpaid losses, was $23 million and $29 million as of December 31, 2013 and 2012, respectively.

The process of estimating reserves involves a considerable degree of judgment by management.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, "IBNR" reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Like case reserves, IBNR reserves are adjusted as additional information becomes known.

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
RELATED-PARTY TRANSACTIONS
One member of our Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. We paid this law firm approximately $0.03 million, $0.2 million, and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2013. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 13. Derivative Instruments.
Commodity Price Risk
Waste Price Risk
Municipal Solid Waste
We have some protection against fluctuations in fuel (municipal waste) price risk in our North America segment energy-from-waste business because approximately 82% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States, where we have approximately 1.2 million tons of available capacity and by increasing our sustainable waste solutions waste volumes.
We expect that multi-year contracts for waste supply at facilities we own or lease, will continue to be available on acceptable terms in the marketplace, at least for a substantial portion of facility capacity, as municipalities continue to value long-term committed and sustainable waste disposal capacity. We also expect that an increasing portion of system capacity will be contracted on a shorter-term basis, and so we will have more frequent exposure to waste market risk.
Wood Waste
We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. These facilities sell their energy output into local power pools or to local utilities at rates that float with the market.
At all of these projects, we purchase fuel pursuant to short- and medium-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. Income at our biomass facilities is based on the margin between our cost of fuel and our revenue from selling the related output. At times, this margin has been negative at certain of our biomass facilities. At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice as we study forward energy curves, fuel price forecasts, and the profitability of these facilities. In each of the years ended 2013, 2012 and 2011, revenue from our biomass projects represented approximately 4% of our North America segment revenue.

Energy Price Risk
Energy-from-Waste Energy Price Risk
In contrast to our waste disposal agreements, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased, we have begun entering into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2013, the fair value of the energy derivatives of $8 million, pre-tax, was recorded as a current liability and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Biomass Energy Price Risk
At our biomass projects, we plan to minimize risk by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.
Recycled Metals Price Risk
We recover and sell recyclable materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects in the North America segment, and have exposure to market fluctuations with respect to such sales. Both ferrous and non-ferrous metals are subject to market-based pricing and therefore, our metals revenues are completely exposed to market price fluctuations. A 10% change in the current market rate would impact recycled metals revenues by approximately $10 million of revenue. We are unable to mitigate this exposure either via long-term pricing contracts or with hedging instruments as there are no speculative metals markets or metals hedging agreements available for this segment of the market.
Interest Rate Risk
Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2013, the outstanding balance of the Term Loan was $294 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2013 market interest rates would result in a potential reduction to twelve month future earnings of less than $1 million, pre-tax.
On July 1, 2013, we issued $22 million of new tax-exempt corporate variable-rate demand bonds ("Variable Rate Bonds"), which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2013, the weekly interest rate was 0.08%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2013 market interest rates would have an immaterial impact on future earnings. For details, see Item 8. Financial Statements And Supplementary Data  — Note 11. Consolidated Debt.
Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes
Under limited circumstances, the 3.25% Notes are convertible by the holders thereof into cash only, based on a conversion rate of 64.0526 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.61 per share) subject to certain customary adjustments as provided in the indenture for the 3.25% Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances. During the fourth quarter of 2013, holders of the 3.25% Notes had the right to cash convert the 3.25% Notes as a result of our common stock price having traded at more than 130% of the conversion price of the 3.25% Notes for at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2013. The principal amount requested to be converted during the fourth quarter of 2013 was not material.
In order to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with Option Counterparties. We purchased the Note Hedge initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. We sold Warrants correlating to the same number of shares as those initially underlying the 3.25% Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $21.67 per share and is subject to customary adjustments.

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $78 million as of December 31, 2013. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. The fair value of the Note Hedge was $78 million as of December 31, 2013. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2013.
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
Foreign Currency Exchange Rate Risk
We have operations in various foreign markets, including China, Canada, and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects and the financial returns on these projects, as well our reported results. At some projects, we have mitigated our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.
As of December 31, 2013, we also had equity investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.
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
Fixed Maturities
With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiaries to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. The effective duration of the portfolio was 4 years and 3 years as of December 31, 2013 and 2012. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto and surety programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 4% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 2% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include $10 million and $11 million of residential mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2013 and 2012, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated AAA by Moody’s Investors Services.
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
Equity Securities
Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2013, equity securities represented 11% of our insurance company’s total investment portfolio. During 2013, the insurance subsidiary did not permanently impair any equity securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 18, 2014

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$1,008	$1,010	$1,008
Recycled metals revenues	73	72	74
Energy revenues	431	394	400
Other operating revenues	118	167	168
Total operating revenues	1,630	1,643	1,650
OPERATING EXPENSES:
Plant operating expenses	993	962	962
Other operating expenses	94	156	140
General and administrative expenses	84	84	84
Depreciation and amortization expense	210	195	193
Net interest expense on project debt	13	27	31
Net write-offs (gains)	15	(57)	—
Total operating expenses	1,409	1,367	1,410
Operating income	221	276	240
Other income (expense):
Investment income	—	1	1
Interest expense	(118)	(94)	(67)
Non-cash convertible debt related expense	(28)	(25)	(25)
Loss on extinguishment of debt	(1)	(3)	(1)
Other income (expense), net	4	3	(20)
Total other expenses	(143)	(118)	(112)
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	78	158	128
Income tax expense	(40)	(32)	(35)
Equity in net income from unconsolidated investments	6	10	5
Income from continuing operations	44	136	98
(Loss) income from discontinued operations, net of income tax benefit of $1, $5, and $4, respectively	(52)	(20)	129
NET (LOSS) INCOME	(8)	116	227
Less: Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	1	(2)	(5)
Less: Net income from discontinued operations attributable to noncontrolling interests in subsidiaries	—	—	(3)
Total net loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	(8)
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(7)	$114	$219

Net (Loss) Income Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$45	$134	$93
Discontinued operations	(52)	(20)	126
Net (Loss) Income Attributable to Covanta Holding Corporation	$(7)	$114	$219

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.35	$1.02	$0.66
Discontinued operations	(0.40)	(0.15)	0.89
Covanta Holding Corporation	$(0.05)	$0.87	$1.55
Weighted Average Shares	129	132	141

Diluted
Continuing operations	$0.35	$1.01	$0.66
Discontinued operations	(0.40)	(0.15)	0.88
Covanta Holding Corporation	$(0.05)	$0.86	$1.54
Weighted Average Shares	130	133	142

Cash Dividend Declared Per Share:	$0.66	$0.60	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Net (loss) income	$(8)	$116	$227
Foreign currency translation	(4)	1	—
Adjustment for pension plan settlement, net of tax benefit of $2 and tax expense of $5, and $0, respectively	(4)	7	—
Pension and postretirement plan unrecognized benefits, net of tax expense of $2, and tax benefit of $0, and $5, respectively	4	—	(8)
Net unrealized (loss) gain on derivative instruments, net of tax benefit of $2, $1, and tax expense of $1, respectively	(5)	(2)	2
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(9)	6	(6)
Comprehensive (loss) income	(17)	122	221
Less:
Net loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	(8)
Foreign currency translation attributable to noncontrolling interests in subsidiaries	—	—	2
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	1	(2)	(6)
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(16)	$120	$215

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$198	$243
Restricted funds held in trust	41	53
Receivables (less allowances of $4 and $6, respectively)	265	256
Unbilled service receivables	16	18
Deferred income taxes	25	18
Note Hedge	78	—
Prepaid expenses and other current assets	110	97
Assets held for sale	7	55
Total Current Assets	740	740
Property, plant and equipment, net	2,636	2,559
Investments in fixed maturities at market (cost: $32 and $36, respectively)	32	36
Restricted funds held in trust	126	161
Unbilled service receivables	13	17
Waste, service and energy contracts, net	364	399
Other intangible assets, net	20	23
Goodwill	249	249
Investments in investees and joint ventures	47	49
Other assets	151	293
Total Assets	$4,378	$4,526
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$528	$3
Current portion of project debt	55	80
Accounts payable	24	40
Accrued expenses and other current liabilities	250	235
Liabilities held for sale	2	2
Total Current Liabilities	859	360
Long-term debt	1,557	2,012
Project debt	181	237
Deferred income taxes	722	691
Waste and service contracts	30	35
Other liabilities	118	136
Total Liabilities	3,467	3,471
Commitments and Contingencies (Note 19)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 159 shares, respectively; outstanding 130 and 132 shares, respectively)	14	16
Additional paid-in capital	790	806
Accumulated other comprehensive (loss) income	(2)	7
Accumulated earnings	106	222
Treasury stock, at par	(1)	(3)
Total Covanta Holding Corporation stockholders equity	907	1,048
Noncontrolling interests in subsidiaries	4	7
Total Equity	911	1,055
Total Liabilities and Equity	$4,378	$4,526
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:	(In millions)
Net (loss) income	$(8)	$116	$227
Less: (Loss) income from discontinued operations, net of tax expense	(52)	(20)	129
Income from continuing operations	44	136	98
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	210	195	193
Amortization of long-term debt deferred financing costs	8	8	6
Amortization of debt premium and discount	(1)	(3)	(5)
Net write-offs (gains)	15	(57)	—
Pension plan settlement (gain) expense	(6)	11	—
Loss on extinguishment of debt	1	3	1
Non-cash convertible debt related expense	28	25	25
Provision for doubtful accounts	2	2	2
Stock-based compensation expense	15	16	17
Equity in net income from unconsolidated investments	(6)	(10)	(5)
Dividends from unconsolidated investments	7	8	8
Deferred income taxes	28	20	36
Change in restricted funds held in trust	20	34	4
Reversal of uncertain tax positions related to pre-emergence tax matters	—	—	(24)
Contractual liability to pre-petition creditors	—	—	15
Change in restricted funds-other related to contractual liability to pre-petition creditors	—	—	5
Other, net	(8)	(10)	(7)
Change in operating assets and liabilities, net of effects of acquisitions
Receivables	(9)	3	13
Debt services billings in excess of revenue recognized	21	21	23
Accounts payable and accrued expenses	(12)	8	(4)
Deferred revenue	(12)	(42)	(22)
Other, net	(21)	(11)	(3)
Total adjustments for continuing operations	280	221	278
Net cash provided by operating activities from continuing operations	324	357	376
Net cash used in operating activities from discontinued operations	(8)	(15)	(15)
Net cash provided by operating activities	316	342	361
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(57)	(94)	(10)
Proceeds from the sale of investment securities	11	5	12
Purchase of investment securities	(8)	(12)	(15)
Acquisition of noncontrolling interests in subsidiaries	(14)	—	—
Proceeds from the sale of assets	—	—	12
Purchase of property, plant and equipment	(188)	(126)	(118)
Acquisition of land use rights	—	(1)	—
Payment received for loan issued for the Harrisburg EfW facility	9	—	—
Property insurance proceeds	4	8	1
Other, net	(15)	(2)	—
Net cash used in investing activities from continuing operations	(258)	(222)	(118)
Net cash provided by investing activities from discontinued operations	—	9	225
Net cash (used in) provided by investing activities	(258)	(213)	107

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	22	1,034	—
Proceeds from borrowings on project debt	—	—	15
Proceeds from borrowings on revolving credit facility	645	251	—
Principal payments on long-term debt	(3)	(622)	(7)
Principal payments on project debt	(83)	(424)	(137)
Convertible debenture repurchases	—	(25)	(32)
Payments of borrowings on revolving credit facility	(595)	(191)	—
Cash dividends paid to stockholders	(65)	(90)	(32)
Common stock repurchased	(34)	(88)	(229)
Change in restricted funds held in trust	27	65	38
Payment of deferred financing costs	(1)	(33)	—
Financing of insurance premiums, net	—	(10)	10
Distributions to partners of noncontrolling interests in subsidiaries	—	(1)	(6)
Proceeds from the exercise of options for common stock, net	1	2	—
Payments to pre-petition creditors	(3)	—	(12)
Decrease in restricted funds for pre-petition creditors	3	—	12
Other, net	(25)	—	(38)
Net cash used in financing activities from continuing operations	(111)	(132)	(418)
Net cash provided by financing activities from discontinued operations	8	15	45
Net cash used in financing activities	(103)	(117)	(373)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(46)	12	94
Cash and cash equivalents at beginning of period	246	234	140
Cash and cash equivalents at end of period	200	246	234
Less: Cash and cash equivalents of discontinued operations at end of period	2	3	5
Cash and cash equivalents of continuing operations at end of period	$198	$243	$229

Cash Paid for Interest and Income Taxes:
Interest	$123	$112	$101
Income taxes, net of refunds	$11	$8	$13

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2010	157	$16	$893	$5	$213	7	$(1)	$33	$1,159
Stock-based compensation expense			18						18
Deferred tax adjustment on stock-based compensation			(1)						(1)
Dividend declared					(42)				(42)
Dividend for vested stock awards			1		(1)				—
Common stock repurchased			(86)		(143)	14	(1)		(230)
Shares repurchased for tax withholdings for vested stock awards			(1)		(2)	1			(3)
Shares issued in non-vested stock award	1								—
Elimination due to sale of controlling interests in subsidiaries								(28)	(28)
Distributions to partners of noncontrolling interests in subsidiaries								(6)	(6)
Comprehensive income, net of income taxes				(4)	219			6	221
Balance as of December 31, 2011	158	16	824	1	244	22	(2)	5	1,088
Stock-based compensation expense			17						17
Dividend declared					(81)				(81)
Common stock repurchased			(32)		(55)	5	(1)		(88)
Shares repurchased for tax withholdings for vested stock awards			(5)						(5)
Exercise of options to purchase common stock			2						2
Shares issued in non-vested stock award	1								—
Comprehensive income, net of income taxes				6	114			2	122
Balance as of December 31, 2012	159	16	806	7	222	27	(3)	7	1,055
Stock-based compensation expense			15						15
Dividend declared					(87)				(87)
Common stock repurchased			(12)		(22)	2	—		(34)
Shares repurchased for tax withholdings for vested stock awards			(8)			1			(8)
Exercise of options to purchase common stock			1						1
Treasury shares canceled	(23)	(2)				(23)	2		—
Shares issued in non-vested stock award	—					(1)			—
Acquisition of noncontrolling interests in subsidiaries			(12)					(2)	(14)
Comprehensive loss, net of income taxes				(9)	(7)			(1)	(17)
Balance as of December 31, 2013	136	$14	$790	$(2)	$106	6	$(1)	$4	$911

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
Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. EfW serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America (previously referred to as Americas), which is comprised of waste and energy services operations located primarily in the United States and Canada. For additional information, see Note 6. Financial Information by Business Segments.
We hold equity interests in EfW facilities in China and Italy. We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and which collectively account for less than 1% of our consolidated revenue.
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations and as such all prior periods have been reclassified to conform to this presentation. See Note 4. Dispositions and Discontinued Operations for additional information.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

4)	Tipping fees earned under waste disposal agreements are recognized as revenue in the period the waste is received; and

5)
Other miscellaneous fees, such as revenue for ferrous and non-ferrous metal recovered, are generally recognized as revenue when ferrous and non-ferrous metal is shipped from our site to metals processors.

Energy Revenues — Revenue from the sale of electricity and steam are earned and recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements. We account for certain long-term power contracts in accordance with accounting standards for revenue recognition of long-term power sales contracts that require power revenues under these contracts be recognized as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.
Construction Revenues — Revenues under current fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Construction revenues are recorded as other operating revenues in the consolidated statements of operations. These contracts are typically signed in conjunction with agreements to operate the project constructed and are therefore multiple element arrangements. The contractual price of the undelivered service element has been determined to be its fair value. Upon completion of the construction element of these contracts, we will begin to recognize service revenue over the term of the service element of the contract.
For multiple element arrangements, revenue is allocated between construction revenue and other project revenue (waste disposal revenue and energy revenues) based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.
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
Renewable Energy Credits
Renewable Energy Credits (“REC”) represent environmental commodities that can be sold and traded. One REC represents the renewable energy attributes created when one MWh of electricity is produced from an eligible renewable energy source. The REC is recognized at fair value as a reduction to plant operating expense in the consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total REC amount recognized as a reduction to plant operating expense in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $17 million, $5 million and $4 million, respectively.

Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2013, 2012 and 2011 were $73 million, $78 million, and $88 million, respectively.

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
We file a consolidated federal income tax return for each of the periods covered by the consolidated financial statements, which include all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004, however the income taxes recorded for this subsidiary are recorded in our consolidated financial statements. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements, however certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. For additional information, see Note 15. Income Taxes.
Stock-Based Compensation
Stock-based compensation is accounted for in accordance with accounting standards for share-based awards to employees that require entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 17. Stock-Based Award Plans.
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
Accounts Receivable and Allowance for Doubtful Accounts
  Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management's expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.
Investments
The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of operations based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines. Other-than-temporary declines in fair value are recorded as realized losses in the consolidated statements of operations to the extent they relate to credit losses, and to AOCI to the extent they are related to other factors. The cost basis of the security is also reduced. We consider the following factors in determining whether declines in the fair value of securities are other-than-temporary:

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
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received and held by third party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds primarily include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenues received with respect to projects prior to their disbursement. Other funds are primarily amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds.
Restricted fund balances are as follows (in millions):

	As of December 31,
	2013		2012
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$31	$14	$33	$39
Debt service funds - interest	4	—	6	—
Total debt service funds	35	14	39	39
Revenue funds	3	—	9	—
Other funds	3	112	5	122
Total	$41	$126	$53	$161
Of the $167 million in total restricted funds as of December 31, 2013, approximately $45 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Note 14. Supplementary Information.
Restricted Funds — Other
As of December 31, 2013, we had $7 million in restricted funds of which $6 million is held for surety and bail bond collateral related to our insurance subsidiaries. As of December 31, 2012, we had $14 million in restricted funds of which $3 million was held to pay third party claimants relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, (see Note 15. Income Taxes) and $10 million was held for surety and bail bond collateral related to our insurance subsidiaries. Restricted funds are invested principally in money market funds, bank deposits and certificates of deposit, and are not available for general corporate purposes.
Deferred Financing Costs
As of December 31, 2013 and 2012, we had $31 million and $39 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.
Deferred Revenue
Deferred revenue consisted of the following (in millions):

	As of December 31,
	2013		2012
	Current	Noncurrent	Current	Noncurrent
Advance billings to municipalities	$7	$—	$7	$—
Other	27	2	24	2
Total	$34	$2	$31	$2
Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Other current deferred revenue relates primarily to pre-construction billings for the Durham-York energy-from-waste facility.
Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which ranges up to 32 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment consisted of the following (in millions):

		As of December 31,
	Useful Lives	2013	2012
Land		$29	$24
Facilities and equipment	3-32 years	3,805	3,599
Landfills (primarily ash)	3-35 years	59	49
Construction in progress		69	43
Total		3,962	3,715
Less: accumulated depreciation and amortization		(1,326)	(1,156)
Property, plant, and equipment — net		$2,636	$2,559
Depreciation and amortization expense related to property, plant and equipment was $185 million, $169 million, and $165 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2013	2012
Beginning of period asset retirement obligation	$29	$26
Accretion expense	2	2
Net change (1)	(3)	1
End of period asset retirement obligation	$28	$29
Less: current portion	(6)	(5)
Noncurrent asset retirement obligation	$22	$24

(1)
In 2013, comprised of expenditures and settlements of the asset retirement obligation liability of $1 million, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability of $2 million.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The quantitative assessment of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. All goodwill is related to the North America reporting unit. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. As the components of the North America reporting unit share similar operating and economic characteristics, we have aggregated them into one reporting unit as permitted by the accounting standard related to goodwill and intangible assets. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.
Based on our annual assessment performed during the fourth quarter of 2013, there was no impairment of either goodwill or our indefinite-lived intangible assets.
Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. As of December 31, 2013, there were no indicators of impairment identified.
There were no impairment charges recognized related to our evaluation of goodwill, indefinite-lived intangible assets, or intangible assets for the years ended December 31, 2013, 2012 and 2011. During the year ended, December 31, 2013, 2012 and 2011, we recorded net write-offs (gains) related to other long-lived assets of $15 million, $(57) million and $0, pre-tax, respectively. For additional information, see Note 14. Supplementary Information.
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
Accumulated Other Comprehensive (Loss) Income
AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities, and net unrealized gains or losses on derivatives. AOCI, net of income taxes, consisted of the following (in millions):

	As of December 31,
	2013	2012
Foreign currency translation	$—	$4
Pension and other postretirement plan unrecognized net gain	2	2
Net unrealized loss on derivatives	(5)	—
Net unrealized gain on securities	1	1
Accumulated other comprehensive (loss) income	$(2)	$7

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2011	$3	$(5)	$2	$1	$1
Other comprehensive income (loss) before reclassifications	1	7	(2)	—	6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current period comprehensive income (loss)	1	7	(2)	—	6
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(4)	4	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	—	—	(4)
Net current period comprehensive loss	(4)	—	(5)	—	(9)
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)

Reclassifications out of accumulated other comprehensive (loss) income are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive Income component	For the Year Ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$(9)	Other operating expenses
Net actuarial loss	3	Other operating expenses
	(6)	Total before tax
	2	Tax benefit
	$(4)	Net of tax
Derivative Instruments
We recognize derivative instruments on the balance sheet at their fair value. The Cash Conversion Option and Note Hedge are derivative instruments which are recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk. Changes in the fair value of the energy derivatives are recognized as a component of AOCI. For additional information, see Note 13. Derivative Instruments.
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
Pension and Postretirement Benefit Obligations
Our pension and other postretirement benefit plans are accounted for in accordance with accounting standards for defined benefit pension and other postretirement plans which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. In 2012, we terminated our pension plan and final settlement occurred in 2013. For additional information, see Note 16. Employee Benefit Plans.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share Repurchases
Under our share repurchase program, common stock repurchases may be made, from time to time, in the open market, in privately negotiated transactions, or by other available methods, at management’s discretion and in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. Purchase price over par value for share repurchases are allocated to additional paid-in capital up to the weighted average amount per share recorded at the time of initial issuance of our common stock, with any excess recorded as a reduction to retained earnings.
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

	As of December 31,
	2013	2012	2011
Net unpaid losses and LAE at beginning of year	$29	$24	$25
Incurred, net, related to:
Current year	2	5	9
Prior years	—	9	3
Total net incurred	2	14	12
Paid, net, related to:
Current year	(2)	(3)	(5)
Prior years	(6)	(6)	(8)
Total net paid	(8)	(9)	(13)
Net unpaid losses and LAE at end of year	23	29	24
Plus: Reinsurance recoverable on unpaid losses	18	22	10
Gross unpaid losses and LAE at end of year	$41	$51	$34
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
Reclassifications
As more fully described in Note 4. Dispositions and Discontinued Operations, during the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria to be presented as discontinued operations. The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”. The results of operations of these businesses are included in the consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2013, the Financial Accounting Standards Board ("FASB") issued updates concerning parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This update was issued to resolve diversity in practice and requires the release of cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment (step acquisition). We are required to adopt this standard prospectively for the first quarter of 2014; however, we have early adopted this standard, as permitted, during the third quarter of 2013. This update is consistent with how we currently account for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity, therefore adoption of this update resulted in no impact on our consolidated financial statements.
In July 2013, the FASB issued an update concerning the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update provides for the presentation of all or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless such balances are not available at the reporting date at which point the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We are required to adopt this standard prospectively to all unrecognized tax benefits that exist for the first quarter of 2014; however, we have early adopted this standard, as permitted, during the third quarter of 2013. This update is consistent with how we currently present unrecognized tax benefits, therefore adoption of this update resulted in no impact on our consolidated financial statements.
In July 2013, the FASB issued an update concerning the inclusion of the Fed Funds Effective Swap Rate (OIS) as a permitted U.S. benchmark interest rate for hedge accounting purposes under ASC 815 Derivatives and Hedging. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not currently participate in hedging of interest rates and as such there was no immediate impact on our consolidated financial statements.
In January 2014, the FASB issued an update concerning accounting for service concession arrangements. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets both of the following conditions: (i) the grantor controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price; and (ii) the grantor controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The amendments in this update are to be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted. Since many of our agreements are with public-sector entities, we are currently evaluating the requirements of this update to determine the effect on our consolidated financial statements.

NOTE 3. ACQUISITIONS AND ASSET MANAGEMENT
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
Acquisitions
New Jersey Transfer Stations
In 2013, we acquired two strategically-located transfer stations in New Jersey with a combined capacity of 2,500 TPD for total cash consideration of $8 million. The purchase price allocation, which includes no goodwill, includes $6 million of property, plant and equipment and $2 million of working capital.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Camden Energy-from-Waste Facility
In 2013, we acquired a 1,050 ton-per-day EfW facility located in Camden, New Jersey for cash consideration of $49 million. The EfW facility provides sustainable waste management services to Camden County and surrounding communities while generating approximately 21 MW of renewable energy, which is sold at prevailing market rates. The majority of the purchase price allocation included $53 million of property, plant, and equipment and a $5 million intangible liability related to a long-term above market contract. The acquired intangible liability will be amortized as a contra-expense to the contract expiration date of December 2019. The purchase price allocation included no goodwill.
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
The value of the pre-existing lease has been determined based upon current market conditions for similar properties (using level 3 information). The difference between the previously-recognized lease intangible and the fair value of the lease at acquisition of $44 million, pre-tax, was reflected as a gain on the settlement of a pre-existing relationship in net write-offs (gains) in the consolidated statements of operations. The purchase price allocation is as follows (in millions):

Restricted funds held in trust - current	$19
Restricted funds held in trust	103
Property, plant and equipment	216
Goodwill	17
Total assets acquired	$355
Current liabilities	2
Current portion of project debt	23
Project debt	41
Deferred income taxes	59
Total liabilities assumed	$125
Net assets acquired	$230

Dade Metals Recycling Facility
In 2011, we acquired a metals processing facility located on our Dade EfW facility site in Florida. This facility shreds and processes recovered ferrous scrap metal to enhance marketability and price.
Asset Management
Alexandria/Arlington County Energy-from-Waste Facility
In 2013, the City of Alexandria and Arlington County exercised an option to extend their current tip agreement from 2025 to 2038. The site lease agreement for this facility was extended to 2038. We entered into a new tip fee contract with the City of Alexandria and Arlington County in 2012 to provide for continued waste supply to our Alexandria EfW facility through 2025. This contract represents approximately 15% of the capacity at our Alexandria EfW facility.
Huntington Energy-from-Waste Facility
In 2013, we purchased the remaining equity interests in the Huntington EfW facility from two minority partners for approximately $14 million, increasing our ownership interest to 100%.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

MacArthur Energy-from-Waste Facility
In 2013, we extended the service agreement for the MacArthur EfW facility from 2015 to 2030 on substantially the same terms as the existing agreement. The Town of Islip will supply virtually all of the facility's waste capacity.
Pasco Energy-from-Waste Facility
In 2013, we extended the service agreement for the Pasco EfW facility from 2016 to 2024 on substantially the same terms as the existing agreement.
Southeast Connecticut Energy-from-Waste Facility
In 2013, our service fee contract with the Southeastern Connecticut Regional Resource Recovery Authority (“SCRRRA”) was extended from 2015 to 2017 pursuant to an option held by SCRRRA. The terms of the contract remain unchanged under the extension. The project debt on the facility will be repaid by November 2015, at which time SCRRA will have paid debt service as a component of the service fee during the term of the original contract. SCRRRA will effectively retain the benefit of the debt repayment during the two year extension period.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We plan to acquire equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years.
Marion Energy-from-Waste Facility
In 2013, we extended the service agreement for the Marion EfW facility effective at the end of the current agreement which ends in September 2014, with the new agreement term ending in 2017 on substantially the same terms as the existing agreement. Marion County will supply virtually all of the facility's waste capacity. The agreement also provides Marion County with the option to extend the agreement to 2019.
Braintree Transfer Station
In 2012, we completed a major renovation project at the Braintree transfer station located near our Southeast Massachusetts EfW facility. The town of Braintree extended the facility lease agreement to 2030.
Bristol Energy-from-Waste Facility
In 2012, we entered into an agreement with our client municipalities at our Bristol EfW facility to amend the existing service fee agreement to a tip fee arrangement effective at the end of the current agreement in June 2014 with the new agreement term ending in 2034. The client municipalities will provide approximately 50% of the facility's capacity.
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
We are implementing significant capital improvements at our Essex EfW facility, including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75 to $100 million. In 2013, we invested approximately $10 million for the recycling system which commenced operations in November 2013. Construction on the air filtration system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Niagara Energy-from-Waste Facility
In 2012, we extended a steam sale contract from 2013 to 2021 for our Niagara EfW facility. This contract, combined with new and extended contracts entered into in 2011, increased the steam demand from our customer base and required us to install a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to our new customers. These capital expenditures began in 2012 and will continue into 2014.
Springfield Energy-from-Waste Facility
In 2012, we extended the service fee agreement with the City of Springfield for our Springfield EfW facility from 2014 to 2024. This contract represents about one-third of the capacity at our Springfield EfW facility. The agreement also included an amendment to our contract relating to the ash landfill that is directly adjacent to the facility where we built and operate a new metal recovery and recycling facility.
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
Organic Growth Investments
In 2013, we invested approximately $105 million on organic growth investments, including $37 million for metals projects, $19 million related to the New York City waste transport and disposal contract, $13 million for the Niagara boiler and steam line, $4 million in the TARTECH joint venture and $32 million on various other organic growth investments. In 2012, we invested approximately $31 million on organic growth investments, including $15 million for metals projects, $3 million for the Niagara boiler and steam line, $2 million in the TARTECH joint venture and $11 million on various other organic growth investments. These investments enhance the capabilities of our existing assets, deploy new or improved technologies targeted at increasing revenue and/or reducing expenses, increase metals recovery, and expand our specialty waste disposal services, such as waste procurement and logistics, environmental services, metals recycling, e-waste recycling, and secure destruction services.
Development/Construction Projects
China Energy-from-Waste Facilities and Joint Ventures
We currently own 85% of Taixing Covanta Yanjiang Cogeneration Co., Ltd. In 2009, we entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric TPD energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which was built on the site of our existing coal-fired facility in Taixing, supplies steam to an adjacent industrial park under short-term arrangements. We continue to operate our existing coal-fired facility. The facility began processing waste in 2011.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We and Chongqing Iron & Steel Company (Group) Environmental Investment Co., Ltd. entered into an agreement to build, own, and operate an 1,800 metric TPD energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. We own a 49% equity interest in the project company. The facility began processing waste in 2011.
Durham-York EfW Facility
During 2011, we received the notice to proceed with design, construction and operation of a municipally-owned 140,000 tonne-per-year greenfield energy-from-waste facility to be built in Clarington, Ontario, located in Durham Region, Canada. The facility will process waste from the Regions of Durham and York. The fixed-price construction contract for the project is for approximately C$250 million. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations late in 2014, after which we will operate the facility under a 20 year contract.
Honolulu Energy-from-Waste Facility
We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 TPD to 3,060 TPD and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project was a fixed-price construction contract which was funded and is owned by the City and County of Honolulu. The expansion commenced commercial operations in third quarter of 2012.
Covanta TARTECH LLC Joint Venture
We own 50% of Covanta TARTECH LLC ("TARTECH") a joint venture with Germany-based TARTECH eco industries AG (“TARTECH eco”) for the recovery and recycling of metals from energy-from-waste ash monofills in North America. We will utilize a proprietary and highly specialized technology provided by TARTECH eco for recovering metals remaining in energy-from-waste facility ash that has been deposited in monofills. The technology maximizes the recovery of ferrous and non-ferrous material for recycling. Since 2012, we have invested approximately $6 million in the joint venture. In 2013, our joint venture built and began operating our first metals recovery project at our ash monofill in Peabody, Massachusetts.

NOTE 4. DISPOSITIONS AND DISCONTINUED OPERATIONS
Dispositions and Other
Chinese Station Biomass Facility
In November 2013, we sold our 55% interest in a partnership which owns a wood-fired generation facility in California for cash proceeds of $0.2 million. The effect of the loss of revenues and related expenses from this contract was not material to our consolidated financial statements.
Hartford Energy-from-Waste Facility
In May 2012, our contract with the Connecticut Resource Recovery Authority, under which we operated the boilers and turbines for the Hartford EfW facility, expired. The effect of the loss of revenues and related expenses from this contract was not material to our consolidated financial statements.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations
Development Projects - United Kingdom
In 2013, we received notification that we were not selected as the preferred bidder for the Merseyside Recycling and Waste Authority's (“MRWA”) waste procurement. The MRWA waste procurement would have accounted for a significant portion of the capacity at a project located at Ince Park, Cheshire, England. Following the notification, we reviewed our overall business strategy in the United Kingdom and decided to cease further development activities in the United Kingdom and implement a staff reduction and began to evaluate alternatives for disposal, sale or abandonment of these projects. During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria to be presented in discontinued operations.
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
The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”. The results of operations of these businesses are included in the consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows.
The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$6	$1	$84
Operating expenses, including net gain on disposal of assets held for sale (1)	$60	$28	$32
(Loss) income before income tax expense and equity in net income from unconsolidated investments	$(53)	$(27)	$117
Equity in net income from unconsolidated investments	$—	$2	$8
(Loss) income from discontinued operations, net of income tax benefit of $1, $5 and $4, respectively	$(52)	$(20)	$129

(1)
During the years ended December 31, 2013, 2012 and 2011, operating includes the write-down of capitalized developments costs of $47 million, $13 million and $5 million, respectively, and a net after-tax gain on disposal of assets held for sale of $0, $0 and $119 million, respectively.

 The following table sets forth the assets and liabilities of the assets held for sale included in the consolidated balance sheets as of the dates indicated (in millions):

	As of December 31,
	2013	2012
Cash and cash equivalents	$2	$3
Accounts receivables	2	—
Property, plant and equipment, net	—	2
Other noncurrent assets	3	50
Assets held for sale	$7	$55
Accrued expenses and other	$2	$2
Liabilities held for sale	$2	$2

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
During the year ended December 31, 2013, we granted 634,107 restricted stock awards and 219,484 restricted stock units. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2013, we withheld 479,204 shares of our common stock in connection with tax withholdings for vested stock awards.
In 2013, we declared quarterly cash dividends totaling $0.66 per share and we repurchased 1.7 million shares of our common stock at a weighted average cost of $19.37 per share for an aggregate amount of approximately $34 million. In 2012, we declared quarterly cash dividends totaling $0.60 per share and we repurchased 5.3 million shares of our common stock at a weighted average cost of $16.55 per share for an aggregate amount of approximately $88 million. In 2011, we declared quarterly cash dividends totaling $0.30 per share and we repurchased 14.4 million shares of our common stock at a weighted average cost of $15.99 per share for an aggregate amount of approximately $230 million.
As of December 31, 2013, there were 136 million shares of common stock issued of which 130 million shares were outstanding; the remaining 6 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2013, there were 2 million shares of common stock reserved and available for future issuance under equity plans.
As of December 31, 2013, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.
Earnings Per Share
Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for each of the periods presented does not include securities if their effect was anti-dilutive (in millions, except per share amounts).

	For the Years Ended December 31,
	2013	2012	2011
Net income from continuing operations	$45	$134	$93
Net (loss) income from discontinued operations	(52)	(20)	126
Net (loss) income attributable to Covanta Holding Corporation	$(7)	$114	$219

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	129	132	141
Continuing operations	$0.35	$1.02	$0.66
Discontinued operations	(0.40)	(0.15)	0.89
Covanta Holding Corporation	$(0.05)	$0.87	$1.55

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	129	132	141
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	1	1	1
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—
Weighted average diluted common shares outstanding	130	133	142
Continuing operations	$0.35	$1.01	$0.66
Discontinued operations	(0.40)	(0.15)	0.88
Covanta Holding Corporation	$(0.05)	$0.86	$1.54

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended December 31,
	2013	2012	2011
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2
Restricted stock	—	—	—
Restricted stock units	—	—	—
Warrants	29	29	28

In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $21.67. As of December 31, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America (previously referred to as Americas), which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Year Ended December 31, 2013:
Operating revenues	$1,595	$35	$1,630
Depreciation and amortization expense	$208	$2	$210
Net write-offs	$15	$—	$15
Operating income (loss)	$230	$(9)	$221
Interest expense, net	$52	$94	$146
Equity in net income from unconsolidated investments	$—	$6	$6
As of December 31, 2013:
Total assets (includes goodwill of $249 in the North America segment)	$4,008	$370	$4,378
Capital additions	$173	$15	$188
Year Ended December 31, 2012:
Operating revenues	$1,603	$40	$1,643
Depreciation and amortization expense	$192	$3	$195
Net (gains) write-offs	$(57)	$—	$(57)
Operating income (loss)	$294	$(18)	$276
Interest expense, net	$46	$72	$118
Equity in net income from unconsolidated investments	$—	$10	$10
As of December 31, 2012:
Total assets (includes goodwill of $249 in the North America segment)	$4,028	$498	$4,526
Capital additions	$116	$10	$126
Year Ended December 31, 2011:
Operating revenues	$1,608	$42	$1,650
Depreciation and amortization expense	$191	$2	$193
Operating income (loss)	$249	$(9)	$240
Interest expense, net	$38	$53	$91
Equity in net income from unconsolidated investments	$—	$5	$5

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our international assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our operations are principally in the United States. See the list of projects for the North America segment in Item 1. Business. Operations outside of the United States are primarily in Asia. A summary of operating revenues and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenues:
Year Ended December 31, 2013	$1,478	$152	$1,630
Year Ended December 31, 2012	$1,514	$129	$1,643
Year Ended December 31, 2011	$1,592	$58	$1,650

	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2013	$4,055	$7	$316	$4,378
As of December 31, 2012	$4,142	$55	$329	$4,526
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

		As of December 31, 2013			As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	1 — 34 years	$615	$251	$364	$620	$221	$399
Waste and service contracts (liability)	1 — 6 years	$(131)	$(101)	$(30)	$(126)	$(91)	$(35)

 The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2013 included or expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Year ended December 31, 2013	$32	$(10)
2014	$29	$(11)
2015	26	(6)
2016	23	(6)
2017	15	(4)
2018	14	(2)
Thereafter	257	(1)
Total	$364	$(30)

The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 8 years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2013			As of December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Lease interest and other	10 –18 years	$14	$4	$10	$14	$3	$11
Landfill (primarily ash)		18	18	—	18	16	2
Total amortizable intangible assets		32	22	10	32	19	13
Other intangibles	Indefinite	10	—	10	10	—	10
Intangible assets, net		$42	$22	$20	$42	$19	$23
The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2013 expected to be included in our statements of operations for each of the years indicated (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Annual Remaining Amortization	$1	$1	$1	$1	$1	$5	$10
Amortization Expense related to other intangible assets was $3 million, $6 million and $6 million for the year ended December 31, 2013, 2012 and 2011, respectively. Lease interest amortization is recorded as rent expense in plant operating expenses and was $0, $3 million and $3 million for the year ended December 31, 2013, 2012 and 2011, respectively.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. All goodwill is related to the North America reporting unit. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a qualitative assessment as of October 1, 2013 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary. As of December 31, 2013, goodwill of approximately $34 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2011	$232
Goodwill related to the acquisition of the Delaware Valley energy-from-waste facility (See Note 3)	17
Balance as of December 31, 2012 and December 31, 2013	$249

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2012, investments in investees and joint ventures accounted for under the equity method were as follows (dollars in millions):

	Ownership Interest as of December 31, 2013	2013	Ownership Interest as of December 31, 2012	2012
Pacific Ultrapower Chinese Station Plant (U.S.) (1)	—%	$—	55%	$3
South Fork Plant (U.S.)	50%	1	50%	1
Koma Kulshan Plant (U.S.)	50%	5	50%	6
TARTECH (U.S.) (2)	50%	5	50%	2
Ambiente 2000 (Italy)	40%	1	40%	1
Sanfeng (China) (1)	40%	12	40%	12
Chengdu (China) (2)	49%	23	49%	24
Total investments		$47		$49
(1) See Note 4. Dispositions and Discontinued Operations.
(2) See Note 3. Acquisitions and Asset Management.

NOTE 10. LEASES
Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $17 million, $29 million, and $31 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Future Minimum Rental Payments	$19	$18	$17	$16	$12	$95	$177
Non-Recourse Portion of Future Minimum Rental Payments	$12	$12	$11	$10	$10	$76	$131
Future minimum rental payment obligations include $131 million of future non-recourse rental payments that relate to EfW facilities. Of this amount $65 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $66 million is related to an EfW facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31,
	2013	2012
LONG-TERM DEBT:
Revolving credit facility	$110	$60

Term loan	294	298
Debt discount related to Term loan	(1)	(1)
Term loan, net	293	297
Credit Facilities Sub-total	$403	$357

7.25% Senior Notes due 2020	$400	$400

6.375% Senior Notes due 2022	400	400

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(13)	(42)
Cash conversion option derivative at fair value	78	105
3.25% Cash Convertible Senior Notes, net	525	523

Notes Sub-total	$1,325	$1,323

4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	22	—

Tax-Exempt Bonds Sub-total	$357	$335

Total long-term debt	$2,085	$2,015
Less: current portion (includes $13 and $0 of unamortized discount, respectively, and $78 and $0 of cash conversion option derivative at fair value, respectively)	(528)	(3)
Noncurrent long-term debt	$1,557	$2,012

PROJECT DEBT:
North America segment project debt
4.00-7.00% project debt related to Service Fee structures due 2014 through 2022	$167	$223
5.248- 8.375% project debt related to Tip Fee structures due 2014 through 2020	45	68
Unamortized debt premium, net	1	3
Total North America segment project debt	213	294
Other project debt	23	23
Total project debt	236	317
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(55)	(80)
Noncurrent project debt	$181	$237

TOTAL CONSOLIDATED DEBT	$2,321	$2,332
Less: Current debt	(583)	(83)
TOTAL NONCURRENT CONSOLIDATED DEBT	$1,738	$2,249

The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the consolidated balance sheet as of December 31, 2013.

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

Availability under Revolving Credit Facility
As of December 31, 2013, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of December 31, 2013	Outstanding Letters of Credit as of December 31, 2013	Available as of December 31, 2013
Revolving Credit Facility	$900	2017	$110	$271	$519
During the year ended December 31, 2013, we made cumulative direct borrowings of $645 million under the Revolving Credit Facility, of which we subsequently repaid $595 million prior to the end of the period.
Repayment Terms
As of December 31, 2013, the Term Loan has mandatory amortization payments of $3 million each year from 2014 through 2018 and $280 million in 2019. Both the Term Loan and Revolving Credit Facility are pre-payable at our option at any time.
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
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by pricing grids, which are based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the British Bankers’ Association LIBOR Rate, commonly referred to as “LIBOR”, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin ranging from 1.75% to 2.00%, or (ii) LIBOR plus an applicable margin ranging from 2.75% to 3.00%, subject to a LIBOR floor of 1.00%. Effective March 29, 2013, we modified the Term Loan and it now bears interest at LIBOR plus 2.75% with a 0.75% LIBOR floor.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Guarantees and Securitization
The Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the Credit Facilities agreed to secure all of the obligations under the Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations. The Credit Facilities are also secured by a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our directly-owned foreign subsidiaries, in each case to the extent not otherwise pledged.
Credit Agreement Covenants
The Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all required covenants as of December 31, 2013.
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
Interest for the 3.25% Notes is payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009 until they mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the 3.25% Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required Securities and Exchange Commission documents and reports or if the holders cannot freely trade the 3.25% Notes. When applicable, the contingent interest payable per $1,000 principal amount of 3.25% Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the 3.25% Notes. The contingent interest features of the 3.25% Notes are embedded derivative instruments. The fair value of the contingent interest features of the 3.25% Notes was $0 as of December 31, 2013.
Under limited circumstances and subject to certain customary adjustments as provided in the indenture for the 3.25% Notes, the 3.25% Notes are convertible by the holders thereof into cash only (the “Cash Conversion Option”), based on a conversion rate of 64.0526 shares of our common stock per $1,000 principal amount of 3.25% Notes (which represents a conversion price of approximately $15.61 per share) which became effective on September 26, 2013. We will not deliver common stock (or any other securities) upon conversion under any circumstances. During the fourth quarter of 2013, holders of the 3.25% Notes had the right to cash convert the 3.25% Notes as a result of the closing price of our common stock price having exceeded 130% of the applicable

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

conversion price for at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2013. The principal amount requested to be cash converted during the fourth quarter of 2013 was not material.
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
The 3.25% Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Notes is included in the current portion of long-term debt in our consolidated financial statements. The difference between the face value of the 3.25% Notes ($460 million as of the date of issuance of the 3.25% Notes) and the amount recognized in the financial statements ($336 million as of the date of the issuance of the 3.25% Notes) is the debt discount ($124 million as of the date of the issuance of the 3.25% Notes) which is accreted to the 3.25% Notes over their life and recognized as non-cash convertible debt related expense. For the years ended December 31, 2013, 2012 and 2011, the pre-tax non-cash convertible debt related expense recognized in our consolidated statements of operations related to the 3.25% Notes was $29 million, $26 million, and $24 million, respectively. The amount of the debt discount accretion expected to be included in our consolidated financial statements is $13 million for the year ended December 31, 2014.
The 3.25% Notes are convertible into cash only, and therefore the cash conversion option that is part of the 3.25% Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124 million, which is recognized as long-term debt in our consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. As of December 31, 2013, the fair value of the Cash Conversion Option was $78 million. See Note 12. Financial Instruments and Note 13. Derivative Instruments for additional information regarding the Cash Conversion Option.
In connection with the issuance of 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the 3.25% Notes that may be required to be made by us upon the cash conversion of the 3.25% Notes. The Note Hedge consisted of our purchase for $112 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the 3.25% Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the 3.25% Notes. The Note Hedge was recorded as a noncurrent asset in our consolidated financial statements for $112 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. As of December 31, 2013, the fair value of the Note Hedge was $78 million. See Note 12. Financial Instruments and Note 13. Derivative Instruments for additional information regarding the Note Hedge.
We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.
In connection with the issuance of 3.25% Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the 3.25% Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54 million. The strike price of the Warrants was approximately $25.74 per share and was subject to customary adjustments. As a result of cash dividends paid since the Warrants were issued, the strike price for the Warrants has been adjusted to approximately $21.67. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants were recorded as additional paid-in capital in our consolidated financial statements for $54 million. The Warrant transactions meet the definition of an equity derivative under current accounting principles because they were indexed to our common stock. As such, the Warrants were recorded at their fair value upon their issuance in 2009 within equity in our consolidated balance sheet and are not re-measured at fair value on a quarterly basis.
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
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. In 2012, we subsequently redeemed the remaining outstanding Debentures. During the years ended December 31, 2012 and 2011, $25 million and $32 million, respectively, of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures.

Tax-Exempt Bonds
In November 2012, we issued tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. Approximately $7 million of financing costs were incurred which will be recognized over the term of the new debt, of which $3 million was expensed and $4 million will be recognized over the term of the debt. Details of the issues and the use of proceeds are as follows (dollars in millions):

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
The Massachusetts Series bonds and the Niagara Series bonds are obligations of Covanta Holding Corporation, are guaranteed by Covanta Energy; and are not secured by project assets. Principal and interest on the Massachusetts Series bonds and the Niagara Series bonds are payable from the repayments we make to the Massachusetts Development Finance Agency and Niagara Area Development Corporation, respectively, pursuant to the respective loan agreements.
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
Tax-Exempt Variable Rate Demand Bonds due 2043 ("Variable Rate Bonds")
In July 2013, we issued $22 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2013. Financing costs were not material.
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
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2013, the weekly interest rate was 0.08%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013.
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

PROJECT DEBT
The maturities of long-term project debt as of December 31, 2013 are as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$54	$40	$17	$19	$20	$85	$235	$(54)	$181
Premium	1	—	—	—	—	—	1	(1)	—
Total	$55	$40	$17	$19	$20	$85	$236	$(55)	$181
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
Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2013, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $811 million and restricted funds held in trust of approximately $146 million.
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
Other project debt includes $23 million due to financial institutions denominated in Rmb, relating to the construction of a 350 TPD energy-from-waste line in Taixing Municipality, in Jiangsu Province, People’s Republic of China. The debt bears a floating interest rate based on a 5% discount on the benchmark interest rate (for loans with repayment period terms of five years

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or more) announced by the People’s Bank of China. As of December 31, 2013, the benchmark interest rate was 6.55% and the interest rate applicable to the outstanding loan was 6.90%. The construction related debt is payable in scheduled annual installments until 2019. The entire debt is secured by the project assets for the entire term of the loan and is backed by a guarantee from Covanta Energy Asia Pacific Holdings, Limited (China) effective until one year after maturity date of the loan.

Loss on Extinguishment of Debt
The components of loss on extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Credit Facility refinancing (1)	$1	$2	$—
Project Debt refinancing (2)	—	1	—
Tender offer to purchase outstanding Debentures (3)	—	—	1
Total loss on extinguishment of debt	$1	$3	$1

(1)	Comprised of the write-off of discount and deferred financing costs in connection with previously existing financing arrangements.

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

Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $8 million, $8 million, and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2013. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The following financial instruments are recorded at their estimated fair value. The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2013 and 2012:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2013	2012
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$195	$237
Money market funds	1	3	6
Total cash and cash equivalents:		198	243
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	4	3
Money market funds	1	52	63
U.S. Treasury/Agency obligations (1)	1	2	17
State and municipal obligations	1	97	119
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	12	12
Total restricted funds held in trust:		167	214
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	1	5
Money market funds (3)	1	5	8
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		7	14
Investments:
Mutual and bond funds (2) (3)	1	13	2
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	6	6
Residential mortgage-backed securities (4)	1	10	11
Other government obligations (4)	1	4	5
Corporate investments (4)	1	12	14
Equity securities (3)	1	4	3
Total investments:		49	41
Derivative Asset — Note Hedge	2	78	104
Total assets:		$499	$616
Liabilities:
Derivative Liability — Cash Conversion Option	2	$78	$105
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	8	1
Total liabilities:		$86	$106

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2013		As of December 31, 2012
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (5)	$289	$289	$283	$283
Liabilities:
Long-term debt	$2,085	$2,092	$2,015	$2,081
Project debt	$236	$248	$317	$329

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the consolidated balance sheets.

(5)	Includes $24 million and $27 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

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
As of December 31, 2013 and 2012, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the consolidated statements of comprehensive income was not material for the years ended December 31, 2013, 2012 and 2011, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of December 31, 2013
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$4	$4
Over one year to five years	13	13
Over five years to ten years	15	15
More than ten years	—	—
Total fixed maturities	$32	$32
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) represented 31% of the total fixed maturities as of both December 31, 2013 and 2012. Our MBS holdings were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2012, the aggregate losses from temporarily impaired investments were less than $1 million. As of December 31, 2013, all but one of the temporarily impaired fixed maturity investments had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiaries (dollars in millions):

	As of December 31, 2013		As of December 31, 2012
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$6	8	$1	1
Residential mortgage-backed securities	8	18	9	12
Other government obligations	1	3	—	1
Corporate bonds	2	3	1	3
Total fixed maturities	17		11
Equity securities	—	3	1	8
Total temporarily impaired investments	$17		$12

NOTE 13. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of operations (in millions).

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2013	2012
Asset Derivatives:
Note Hedge	Note Hedge	$78	$—
Note Hedge	Other noncurrent assets	$—	$104
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$78	$—
Cash Conversion Option	Long-term debt	$—	$105
Contingent interest features of the Debentures and 3.25% Notes	Other noncurrent liabilities	$0	$0

		Amount of Gain (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2013	2012	2011
Note Hedge	Non-cash convertible debt related expense	$(26)	$57	$(65)
Cash Conversion Option	Non-cash convertible debt related expense	27	(56)	67
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$1	$1	$2

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes
The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. The Note Hedge is accounted for as a derivative instrument and, as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense.
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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into hedging arrangements that will mitigate our exposure to this volatility, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2013, the fair value of the energy derivatives of $8 million, pre-tax, was recorded as a current liability and as a component of AOCI. As of December 31, 2013, the amount of hedge ineffectiveness was not material.

NOTE 14. SUPPLEMENTARY INFORMATION
Waste and Service Revenues

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)
Waste and service revenues unrelated to project debt	$973	$963	$954
Revenue earned explicitly to service project debt - principal	30	39	43
Revenue earned explicitly to service project debt - interest	5	8	11
Total waste and service revenues	$1,008	$1,010	$1,008
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
Operating Costs
Other operating expenses
The components of other operating expenses are as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Construction costs	$112	$141	$143
Insurance subsidiaries operating expenses (1)	3	16	16
Pension plan settlement expense (2)	(6)	11	—
Gain on sale of business	—	—	(9)
Insurance recoveries (3)	(4)	(7)	(5)
Foreign exchange gain	—	(1)	(3)
Other (4)	(11)	(4)	(2)
Total other operating expenses	$94	$156	$140

(1)
Insurance subsidiaries operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs. During the year ended December 31, 2012, we transitioned our remaining insurance businesses to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	In 2012, we terminated our pension plan which was settled in 2013. For additional information, see Note 16. Employee Benefit Plans.

(3)	See Stanislaus Energy-from-Waste Facility discussion below.

(4)	In 2013, we recognized gains of $5 million related to two contract amendments and a gain of $8 million related to early termination of a power purchase agreement.
Stanislaus Energy-from-Waste Facility
In January 2012, our Stanislaus, California energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations during the first quarter of 2012. The facility began to generate electricity during the fourth quarter of 2012 and became fully operational. During 2012, total capital expenditures related to the repair of the turbine generator was $12 million. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance recoveries in our consolidated statements of operations as follows (in millions):

	Twelve Months Ended December 31,
	2013	2012
Insurance Recoveries for Repair and reconstruction costs (net of write-down of assets, recorded to Other operating expenses)	$4	$7
Insurance Recoveries for Business Interruption and Clean-up costs, net of costs incurred (reduction to Plant operating expenses)	$3	$—

Net Write-offs (Gains)
The components of net write-offs (gains) are as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
North America segment:
Write-down of Wallingford EfW facility assets (1)	$9	$—	$—
Write-down of equity investment in biomass facility (2)	2	—	—
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (3)	4	—	—
Write-off of intangible liability (4)	—	(29)	—
Write-off of renewable fuels project (5)	—	16	—
Net gain related to lease termination (6)	—	(44)	—
Total net write-offs (gains)	$15	$(57)	$—

(1)
During 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value).

(2)
During 2013, we recorded a non-cash write-down of $2 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California, which we subsequently sold in the fourth quarter of 2013.

(3)	See Harrisburg Energy-from-Waste Facility discussion below.

(4)
During 2012, our service contract for the Essex EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Note 3. Acquisitions and Asset Management.

(5)
During 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(6)
During 2012, we recorded a net gain of $44 million related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition. For additional information, see Note 3. Acquisitions and Asset Management.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Harrisburg Energy-from-Waste Facility
In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 ton per day energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $26 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding was guaranteed by the City of Harrisburg, but was otherwise unsecured, and was junior to project bondholders' rights. We had advanced $22 million, of which $20 million was outstanding as of December 31, 2010 under this funding arrangement. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City's guaranty. On December 15, 2010, the City of Harrisburg was formally admitted to the State oversight program for distressed municipalities known as Act 47. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable.
In June 2012, the Lancaster County Solid Waste Management Authority ("LCSWMA") was selected by the Office of the Receiver for the City of Harrisburg as the winner of a competitive bidding process to enter into immediate negotiations for the purchase of the Harrisburg energy-from-waste facility. During the quarter ended June 30, 2013, we engaged in negotiations with the Office of the Receiver for a final settlement regarding repayment of our receivable. Based on a range of potential outcomes with respect to such repayment, we recorded an additional non-cash write-off of $4 million, pre-tax, to write-down the receivable to $9 million during the quarter ended June 30, 2013. During the quarter ended September 30, 2013, we entered into an amended and restated agreement with LCSWMA that will replace our original ten year agreement with The Harrisburg Authority upon closing of the sale of the Harrisburg energy-from-waste facility from The Harrisburg Authority to LCSWMA.  This closing was conditioned on reaching a complex global settlement among all Harrisburg stakeholders. During the quarter ended December 31, 2013, the amended and restated agreement was finalized and we received $9 million from the receiver for the outstanding receivable.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Debt discount accretion related to the 3.25% Notes	$29	$26	$24
Debt discount accretion related to the Debentures	—	—	3
Fair value changes related to the Note Hedge	26	(57)	65
Fair value changes related to the Cash Conversion Option derivative	(27)	56	(67)
Total non-cash convertible debt related expense	$28	$25	$25
Other Income (Expense), Net
For the year ended December 31, 2013, other income (expense), net included a $4 million gain related to a distribution received from an insurance subsidiary grantor trust. For the year ended December 31, 2012, other income (expense), net included a foreign currency gain related to intercompany loans of $3 million. For the year ended December 31, 2011, other income (expense), net included a $15 million expense for a liability to pre-petition claimants and a $4 million foreign currency loss related to intercompany loans. See Note 15. Income Taxes for additional information related to the liability to pre-petition claimants.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2013	2012
Note Hedge (1)	$—	$104
Prepaid expenses	43	68
Deferred financing costs (2)	25	31
Other noncurrent receivables	24	27
Reinsurance recoverable on unpaid losses (2)	18	22
Other	41	41
Total other noncurrent assets	$151	$293
Operating expenses, payroll and related expenses	$106	$130
Deferred revenues	34	31
Accrued liabilities to client communities	27	23
Interest payable	16	17
Dividends payable	22	1
Other	45	33
Total accrued expenses and other current liabilities	$250	$235

(1)
The 3.25% Notes mature on June 1, 2014, and therefore the Note Hedge is included in the current assets on the consolidated balance sheet as of December 31, 2013. For additional information, see Note 11. Consolidated Debt and Note 12. Financial Instruments.

(2)	See Note 1. Organization and Summary of Significant Accounting Policies for additional information.
Capitalized Development Costs
Dublin Joint Venture
In 2007, we entered into agreements to build, own, and operate a 1,700 metric TPD energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €500 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project was expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired in September 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the project issues while we also pursue project financing. We recorded a non-cash impairment charge of $23 million, pre-tax, during the year ended December 31, 2010, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value). This charge was comprised of the entire capitalized pre-construction and construction costs for the project, net of approximately $8 million in recoverable assets net of liabilities, of which approximately $6 million remain on the consolidated balance sheet as of December 31, 2013.

NOTE 15. INCOME TAXES
We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$3	$4	$(12)
State	12	9	7
Foreign	—	3	4
Total current	15	16	(1)
Deferred:
Federal	17	16	28
State	7	—	8
Foreign	1	—	—
Total deferred	25	16	36
Total income tax expense	$40	$32	$35
Domestic and foreign pre-tax income was as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Domestic	$90	$165	$142
Foreign	(12)	(7)	(14)
Total	$78	$158	$128

The effective income tax rate was 51%, 20%, and 28% for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the effective tax rate for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the absence of the tax benefit in 2013 from the Delaware Valley EfW acquisition that gave rise to a net gain on the settlement of a pre-existing lease in 2012 and the income tax impact of our unrecognized tax position for the year ended December 31, 2013. The decrease in the effective tax rate for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to the impact in 2012 of the net gain on the settlement of the pre-existing lease, not recognized for tax, resulting from the Delaware Valley EfW acquisition. For additional information, see Note 3. Acquisitions and Asset Management.
A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Income tax expense at the federal statutory rate	$27	$55	$45
State and other tax expense	11	8	12
Change in valuation allowance	—	—	(3)
Grantor trust	(1)	1	1
Subpart F income and foreign dividends	1	1	1
Worthless stock deduction	(4)	—	—
Tax rate differential on foreign earnings	6	2	3
Production tax credits/R&E tax credits	(4)	(5)	(5)
Liability for uncertain tax positions	4	3	(22)
Stock-based compensation	—	—	—
Non-deductible expense incurred to pre-petition claimants from Covanta Energy’s bankruptcy	—	—	5
Below market lease write-off	—	(33)	—
Other, net	—	—	(2)
Total income tax expense	$40	$32	$35

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We had consolidated federal NOLs estimated to be approximately $343 million for federal income tax purposes as of the end of 2013. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2028	$315
2029	—
2030	26
2031	1
2032	1
$343
In addition to the consolidated federal NOLs, as of December 31, 2013, we had state NOL carryforwards of approximately $466 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $30 million expiring between 2014 and 2032, and federal tax credit carryforwards, including production tax credits of $53 million expiring between 2024 and 2033, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $42 million.
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2013	2012
Deferred Tax Assets:
Loss reserve discounting	$1	$2
Capital loss carryforward	2	—
Net operating loss carryforwards	34	43
Accrued expenses	10	16
Prepaids and other costs	33	25
Deferred tax assets attributable to pass-through entities	10	10
Retirement benefits	2	—
Other	4	2
AMT and other credit carryforwards	60	55
Total gross deferred tax asset	156	153
Less: valuation allowance	(42)	(34)
Total deferred tax asset	114	119
Deferred Tax Liabilities:
Unbilled accounts receivable	10	14
Property, plant and equipment	602	588
Intangible assets	63	67
Deferred tax liabilities attributable to pass-through entities	76	68
Deferred gain on convertible debt	32	32
Prepaid expenses	23	22
Other, net	5	1
Total gross deferred tax liability	811	792
Net deferred tax liability	$(697)	$(673)
We employ the indefinite reinvestment exception whereby we do not provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $296 million and $298 million as of December 31, 2013 and 2012, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes as of December 31, 2013 and 2012. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $23 million and $17 million as of December 31, 2013 and 2012, respectively.
 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2010	$130
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	5
Reductions for lapse in applicable statute of limitations	(19)
Reductions for tax positions of prior years	—
Balance at December 31, 2011	$119
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	6
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—
Balance at December 31, 2012	$124
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	(1)
Balance at December 31, 2013	$128

The uncertain tax positions, exclusive of interest and penalties, were $128 million and $124 million as of December 31, 2013 and December 31, 2012, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2013 and 2012, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for each of the respective years. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.
For the year ended December 31, 2011, the income tax provision included a $24 million benefit due to the reversal of uncertain tax positions, following the expiration of applicable statutes of limitations related to pre-emergence tax matters in the Covanta Energy bankruptcy. Since March 2004, we had held $20 million in restricted funds intended to cover those uncertain tax positions. The restricted funds were included in other assets on our consolidated balance sheet. The expiration of the statutes of limitations triggered a liability to pre-petition claimants of approximately 73% of the restricted fund balance. Therefore, we recorded approximately $15 million as other expense during the year ended December 31, 2011. As of December 31, 2012, $12 million of the noncurrent funds were paid to claimants in 2011 and $3 million of these funds were paid to claimants in 2013. The remaining $5 million was reclassified to cash and cash equivalents on our consolidated balance sheet as of December 31, 2011.
In the ordinary course of our business, the Internal Revenue Service (“IRS”) and state tax authorities will periodically audit our federal and state tax returns. As issues are examined by the IRS and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not previously deemed an exposure. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The IRS is currently auditing our tax returns for the years 2004 through 2009, which includes years during the carryforward period including returns in which some of the losses giving rise to the NOLs that were reported. In connection with this audit, the IRS has proposed certain adjustments to our 2008 tax return.  We do not believe such proposed adjustments are consistent with applicable rules, and we have challenged them through the IRS's administrative appeals procedures.  If we are unsuccessful in challenging such adjustments, some portion or all of the NOLs would not be available to offset consolidated taxable income, and/or we could be required to pay federal income taxes (and potentially interest and penalties) for prior years. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. The state impact of any federal changes remains subject to

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.
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
The Director of the Division of Insurance of the State of Missouri (the “Missouri Director”) administers the balance of the grantor trusts relating to the Mission Insurance entities. In the fourth quarter of 2012, the Missouri Director distributed 0.2 million shares of our common stock claimants of the Missouri grantor trusts.
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
Our insurance subsidiaries have a defined benefit plan that has had its service credits frozen since December 31, 2001. Since that date, participants’ cash balance accounts have only been increased by interest credits. In September 2010, we filed a single employer plan termination form with the Pension Benefit Guaranty Corporation (“PBGC”) and a request for a Determination Letter upon Plan Termination with the IRS to terminate the plan effective August 1, 2010. A favorable Determination Letter was received from the IRS on October 1, 2012 and all vested benefits due to eligible participants were distributed.
Defined Contribution Plans
Substantially all of our employees in the United States and our insurance subsidiaries are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $16 million, $15 million, and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Pension and Postretirement Benefit Obligations
Effective December 31, 2005, we froze service accruals in the qualified defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units or our insurance subsidiaries. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

have a non-forfeitable right to these benefits as of such date. Effective January 1, 2010, the defined benefit pension plan was further amended to exclude future compensation increases received by eligible participants after December 31, 2009.
In 2011, we informed employees who were eligible participants in the qualified defined benefit pension plan of our plan to terminate the pension plan, subject to approval by the IRS, with the intention of fully distributing plan assets as promptly as practicable following such approval. The IRS approved the pension plan termination during the fourth quarter of 2012. Employees were given two disbursement elections, either a lump sum payment or an annuity option. During the fourth quarter of 2012, a lump sum payment of $62 million was made to participants, which represented 72% of plan participants and 68% of the total potential lump sum amounts available. During the fourth quarter of 2012, we incurred a pre-tax pension plan settlement expense of $11 million which was recorded as other operating expenses in our consolidated results of operations. During the first quarter of 2013, $35 million of annuity contracts were purchased on behalf of participants choosing the annuity option and we recorded a pre-tax defined benefit pension plan settlement gain of $6 million which was recorded as other operating income in our consolidated statements of operations. The defined benefit pension plan termination concluded with the purchase of the annuities during the first quarter of 2013. Accordingly, we have no future obligations related to the terminated qualified defined benefit pension plan, including future funding requirements.
Assumptions
Costs and the related obligations and assets arising from the pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate was determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. For the year ended December 31, 2012, the discount rate for the pension plan was based on reference to year-end annuity rates being charged by third-party insurance companies in anticipation of the annuity purchase in early 2013. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using the discount rate) exceeded the fair value of pension assets. The discount rate and net (loss) gain recognized are as follows:

	Qualified Pension Plan Discount Rate	Net (Loss) Gain Recognized in AOCI	Net (Loss) Gain Net of Tax, Recognized in AOCI
	(dollars in millions)
Year Ended December 31, 2013	N/A	$—	$—
Year Ended December 31, 2012	3.05%	$11	$7
Year Ended December 31, 2011	4.30%	$(13)	$(8)
See Note 1. Organization and Summary of Significant Accounting Policies for additional information regarding pre-tax pension plan settlement expense amounts reclassified from AOCI to the consolidated financial statements related to the terminated qualified defined benefit pension plan.
The discount rate for the non-qualified pension plans was 4.95%, 4.10% and 4.30% for the years ended December 31, 2013, 2012 and 2011, respectively.
For all plans, an annual rate of increase of 7.5% in the per capita cost of health care benefits was assumed for 2013 for covered employees. An average increase of 7.0% was assumed for 2014. The average increase was then projected to gradually decline to 5.0% in 2018 and remain at that level In general, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (less than $0.1 million) effect on either total service and interest cost components or postretirement benefit obligations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Obligation and Funded Status
The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our qualified defined benefit pension and other postretirement benefit plan and our non-qualified defined benefit pension plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in millions, except percentages as noted):

	Pension Benefits (1)		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$46	$102	$7	$7
Service cost	—	—	—	—
Interest cost	—	4	—	—
Amendments	—	—	—	—
Actuarial (gain) loss	(5)	5	(2)	1
Benefits paid	(1)	(65)	—	(1)
Settlement	(35)	—	—	—
Benefit obligation at end of year	$5	$46	$5	$7
Change in plan assets:
Plan assets at fair value at beginning of year	$41	$87	$—	$—
Actual return on plan assets	(1)	10	—	—
Contributions	(4)	9	—	1
Benefits paid	(1)	(65)	—	(1)
Settlement	(35)	—	—	—
Plan assets at fair value at end of year	$—	$41	$—	$—
Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(5)	$(5)	$(5)	$(7)
Unrecognized net gain	—	—	—	—
Net amount recognized	$(5)	$(5)	$(5)	$(7)
Accumulated other comprehensive (income) loss recognized:
Net actuarial loss (gain)	$—	$7	$(3)	$(2)
Net prior service credit	(1)	(10)	—	—
Total as of December 31, 2013	$(1)	$(3)	$(3)	$(2)
Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate (qualified pension plan)	3.05%	4.30%	N/A	N/A
Discount rate (non-qualified pension plan)	4.10%	4.30%	N/A	N/A
Discount rate (other benefits)	N/A	N/A	3.20%	4.30%
Expected return on plan assets	3.00%	4.75%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate (qualified pension plan)	N/A	3.05%	4.10%	3.20%
Discount rate (non-qualified pension plan )	4.95%	4.10%	N/A	N/A

(1) For the year ended December 31, 2013, Benefit obligation at end of year represents obligations related to our non-qualified pension plan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $5 million, $5 million and $0, respectively as of December 31, 2013 and $6 million, $6 million, and $0, respectively as of December 31, 2012.
For the pension plans with accumulated benefit obligations less than plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were each $0 as of December 31, 2013 and were $40 million, $40 million and $41 million, respectively, as of December 31, 2012.
As of December 31, 2013, we estimate that the future benefits payable over the next ten years for the retirement and postretirement plans in place are $4 million for Pension Benefits, $4 million for Other Benefits (Net of Medicare Part D Subsidy) and $0 for Attributable to Medicare Part D Subsidy.
Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components:

	Pension Benefits		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost:	(In millions)
Service cost	$—	$—	$—	$—
Interest cost	—	4	—	—
Expected return on plan assets	—	(4)	—	—
Amortization of net prior service cost	—	—	—	—
Amortization of net actuarial gain	—	—	—	—
Net periodic benefit cost	—	—	—	—
Settlement cost	(6)	11	—	—
Final net periodic benefit cost	$(6)	$11	$—	$—
Plan Assets
Plan assets had a fair value of $0 and $41 million as of December 31, 2013 and 2012, respectively. Plan assets consisted of portfolios comprised of short-term securities which were valued initially at cost and thereafter adjusted for amortization of any discount or premium, i.e. amortized cost, which approximated fair value. The fair value measure of pension plan assets was categorized as a Level 2 (Significant Other Observable Inputs) measurement as of December 31, 2012.

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
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2013, the average forfeiture rates were 12% for restricted

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock awards and 15% for stock options and restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2013
	Total Compensation Expense for the Years Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2013	2012	2011
Restricted Stock Awards	$11	$13	$14	$7	1
Restricted Stock Units	$4	$4	$3	$3	2
Stock Options	$—	$—	$1	$—	—
Restricted Stock Awards
Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period. The fair value of shares vested during the year was $14 million.
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
During the year ended December 31, 2013, we awarded certain employees 580,207 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2014, 2015, and 2016.
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
Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	As of December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,418	$16.38	1,435	$16.54	1,392	$17.35
Granted	634	$19.51	779	$16.22	765	$16.61
Vested	(718)	$16.52	(727)	$16.52	(654)	$18.35
Forfeited	(168)	$17.40	(69)	$16.38	(68)	$16.60
Nonvested at the end of the year	1,166	$17.85	1,418	$16.38	1,435	$16.54
Restricted Stock Units
In 2010, we adopted a Growth Equity Plan, which was to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provided for the award of restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced.
The Growth Equity Plan provided that as of the award date of the RSUs, the Compensation Committee would determine the net present value of cash flows for the applicable acquisitions or development projects (“Projected NPV”). Vesting of RSUs will not occur until at least three years have passed following an acquisition or upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. Upon the vesting date, the Compensation Committee will re-calculate the net present values of the cash flows (“Bring Down NPV”). If the ratio of the Bring Down NPV

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to the Projected NPV is greater than 95% all of the RSUs related to the particular project will vest. If the ratio is less than 95%, the number of RSUs originally issued will be proportionately reduced.
In 2013, we granted 195,481 RSUs to our senior management team, including all of our named executive officers. These total stockholder return (“TSR”) based equity awards will vest based upon our TSR performance over a three year period relative to indices of companies in the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies.
Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	As of December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,016	$16.59	1,004	$16.64	968	$16.64
Granted	219	$16.91	108	$16.24	36	$16.57
Vested	(544)	$16.64	(96)	$16.64	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at the end of the year	691	$16.66	1,016	$16.59	1,004	$16.64
Stock Options
We have also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. During the years ended December 31, 2013, 2012 and 2011, we did not grant options to purchase shares of common stock to employees or directors.
There are no remaining outstanding options for shares under the 1995 Plan since 2010. The following table summarizes activity and balance information of the options under the 2004 Stock Option Plan:

	As of December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2004 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	1,789	$20.01	2,052	$18.24	2,264	$18.04
Granted	—	$—	—	$—	—	$—
Exercised	(84)	$11.75	(263)	$6.21	(68)	$5.93
Expired	(19)	$20.52	—	$—	(144)	$20.84
Forfeited	—	$—	—	$—	—	$—
Outstanding at the end of the year	1,686	$20.42	1,789	$20.01	2,052	$18.24
Options exercisable at year end	1,686	$20.42	1,750	$19.90	1,469	$17.09
Options available for future grant	1,541		2,395		3,282

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, options for shares were in the following price ranges (in thousands, except years and per share amounts):

			Weighted Average Remaining Contractual Life (Years)
	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$5.93	42	$5.93	0.8	42	$5.93
$11.40	54	$11.40	1.7	54	$11.40
$20.52	1,360	$20.52	3.2	1,360	$20.52
$23.30 — $26.84	230	$24.57	4.4	230	$24.57
	1,686			1,686

The total received from the exercise of stock options was approximately $1 million, $2 million and less than $1 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the years ended December 31, 2013, 2012 and 2011 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no additional paid-in capital pool available to offset these reduced tax benefits.
The aggregate intrinsic value as of December 31, 2013 for options exercisable was $1 million for options outstanding and options vested and $0 for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2013 (December 31, 2013). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2013, 2012 and 2011 was $1 million, $3 million, and $1 million, respectively.
As of December 31, 2013, there were options to purchase 2 million shares of common stock that had vested at a weighted average exercise price of $20.42. The fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $1 million, $9 million, and $6 million, respectively.

NOTE 18. RELATED-PARTY TRANSACTIONS
One member of our Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. The amounts we paid this law firm were approximately $0.03 million, $0.2 million, and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County ("Superior Court") against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. On December 12, 2013, the Superior Court approved a settlement resolving the Occidental third-party complaint. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
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
North Carolina Transformer Site Matter. In a letter from the EPA dated December 19, 2012, our subsidiary, Covanta Dade Power Corp. (“Dade”) was named as a PRP, along with numerous other unidentified PRPs, relating to the cleanup of the Ward Transformer Superfund Site in Raleigh, North Carolina (“Ward Site”). Dade's alleged liability as a PRP stems from the 1994 servicing at the Ward Site of a transformer alleged to have contained PCB-contaminated oil. EPA is seeking reimbursement from PRPs for its oversight costs in connection with ongoing cleanup activities at the Ward Site. While our investigation in this matter is continuing, based on information obtained to date, we believe Dade's responsibility, if any, in connection with this matter to be de minimis; and subject to indemnity by Veolia Environmental Services North America, LLC, from which we acquired Dade in 2010; however, it is not possible at this time to estimate the range of possible loss relating to Dade's ultimate liability, if any, in this matter.
Other Matters
Other commitments as of December 31, 2013 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$271	$23	$248
Surety bonds	304	—	304
Total other commitments — net	$575	$23	$552
The letters of credit were issued under the Revolving Credit Facility to either secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes,3.25% Notes and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 3.25% Notes and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
For specific criteria related to redemption features of the 6.375% Notes, refer to Note 11. Consolidated Debt.
For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes and the 3.25% Notes, refer to Note 11. Consolidated Debt.
We have either issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.
Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75 to $100 million. In 2013, we invested approximately $10 million for the recycling system which commenced operation in November 2013. Construction on the air filtration system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements. For additional information, see Note 3. Acquisitions and Business Development.
New York City Waste Transport and Disposal Contract
In August 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We plan to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 20. QUARTERLY DATA (UNAUDITED)
The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenue	$372	$392	$411	$410	$425	$412	$422	$429
Operating (loss) income	$(2)	$7	$55	$59	$81	$95	$87	$115
(Loss) income from continuing operations	$(24)	$(10)	$13	$22	$28	$38	$27	$86
(Loss) income from discontinued operations	$(2)	$(1)	$(51)	$(5)	$—	$(11)	$1	$(3)
Net (loss) income	$(26)	$(11)	$(38)	$17	$28	$27	$28	$83
Net (loss) income attributable to Covanta Holding Corporation	$(25)	$(12)	$(38)	$18	$28	$26	$28	$82

(Loss) Earnings per share:
Basic:
Continuing operations	$(0.17)	$(0.08)	$0.09	$0.17	$0.22	$0.28	$0.21	$0.65
Discontinued operations	(0.02)	(0.01)	(0.39)	(0.03)	—	(0.08)	0.01	(0.02)
Covanta Holding Corporation	$(0.19)	$(0.09)	$(0.30)	$0.14	$0.22	$0.20	$0.22	$0.63

Diluted:
Continuing operations	$(0.17)	$(0.08)	$0.09	$0.18	$0.22	$0.27	$0.21	$0.64
Discontinued operations	(0.02)	(0.01)	(0.39)	(0.04)	—	(0.08)	0.01	(0.02)
Covanta Holding Corporation	$(0.19)	$(0.09)	$(0.30)	$0.14	$0.22	$0.19	$0.22	$0.62

Cash dividend declared per share:	$0.165	$0.15	$0.165	$0.15	$0.165	$0.15	$0.165	$0.15

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2013 – Reserves for doubtful accounts (1)	$6	$2	$—	$4	$4
2012 – Reserves for doubtful accounts (1)	$5	$2	$—	$1	$6
2011 – Reserves for doubtful accounts (1)	$3	$2	$—	$—	$5

(1)	Reserves for doubtful accounts are primarily current assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2013 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 134. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 135. Management has concluded that internal control over financial reporting is effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Based on our assessment under the framework in Internal Control — Integrated Framework (1992 Framework), Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 135 of this report on Form 10-K for the year ended December 31, 2013.

/s/ Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

February 18, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 18, 2014

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.
Equity Compensation Plans
The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock and Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plan as of December 31, 2013. Upon adoption of the 2004 Stock and Incentive Plans, future issuances under the 1995 Stock and Incentive Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	1,685,632	$20.42	1,907,649
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	1,685,632	$20.42	1,907,649

(1)	Of the 1,907,649 shares that remain available for future issuance, 1,541,198 shares are currently reserved for issuance under the equity compensation plans.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Equity for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements, for the years ended December 31, 2013, 2012, and 2011
Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2013, 2012, and 2011

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

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1†	Sale and Purchase Agreement, dated December 13, 2010, by and between Covanta Energy International Investments Ltd. and New Growth V.B.

Articles of Incorporation and By-Laws.

3.1†
Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).

3.2†
Amended and Restated Bylaws of Covanta Holding Corporation, effective December 8, 2011 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated September 19, 2013 filed with the SEC on September 20, 2013).

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

10.2†*
Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

10.3†*
Covanta Holding Corporation Equity Award Plan for Directors, as amended (incorporated herein by reference to Exhibit B of Covanta Holding Corporation’s 2008 Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 1, 2008).

10.4†*
Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 12, 2009 and filed with the SEC on May 12, 2009).

10.5†*
Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.6†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.7†*
Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).

10.8†*
Form of Growth Equity Award Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.9†*
Covanta Energy Corporation Senior Officers Severance Plan (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.10†*
Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

10.11†*
Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008 (incorporated herein by reference to Exhibit 10.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.12†
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

10.13†
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

10.14†
Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.15†
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

10.17†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).

10.18†
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

10.19†
Pledge and Security Agreement, dated as of March 28, 2012, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.20†
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

10.22†
Form of Covanta Holding Corporation Indemnification Agreement, entered into with each Director and Officer (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.

10.23†
Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.24†
Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.25†
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

10.27†
Form of Confirmation of Cash Convertible Note Hedge Transaction (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.28†
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

10.30†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Massachusetts Development Finance Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.31†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.32†
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

10.34†
First Amendment, dated as of March 12, 2013, to the Credit and Guaranty Agreement, dated as of March 28, 2012, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank plc, Credit Agricole Corporate and Investment Bank and JPM Chase Bank, N.A., as Co-Documentation Agents Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 29, 2013 and filed with the SEC on April 3, 2013).

10.35†
Agreement, dated as of August 22, 2013, by and among Covanta Holding Corporation and John M. Huff, as Director of the Missouri Department of Insurance, Financial Institutions and Professional Registration (the "Trustee") solely in his capacity as trustee and statutory receiver of the Mission Reinsurance Corporation Trust and the Holland-America Insurance Company Trust (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Quarterly Report on Form 10-Q dated October 24, 2013 and filed with the SEC on October 24, 2013).

10.36†*
Form Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Quarterly Report on Form 10-Q dated July 18, 2013 and filed with the SEC on July 18, 2013.

Other.
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.

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
Date: February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014

/S/ BRADFORD J. HELGESON Bradford J. Helgeson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/S/ THOMAS E. BUCKS Thomas E. Bucks	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2014

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 18, 2014

/S/ DAVID M. BARSE David M. Barse	Director	February 18, 2014

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 18, 2014

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 18, 2014

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 18, 2014

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 18, 2014

/S/ WILLIAM C. PATE William C. Pate	Director	February 18, 2014

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 18, 2014

/S/ JEAN SMITH Jean Smith	Director	February 18, 2014