Form 10-Q
period 2014-03-31
COVANTA HOLDING CORP
filed 2014-04-23
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 17, 2014
Common Stock, $0.10 par value	130,878,789

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2014

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

•
other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of Covanta's Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$241	$230
Recycled metals revenues	21	16
Energy revenues	120	102
Other operating revenues	19	24
Total operating revenues	401	372
OPERATING EXPENSES:
Plant operating expenses	282	280
Other operating expenses	18	17
General and administrative expenses	21	21
Depreciation and amortization expense	53	53
Net interest expense on project debt	3	3
Net write-offs	9	—
Total operating expenses	386	374
Operating income (loss)	15	(2)
Other expenses:
Interest expense	(29)	(29)
Non-cash convertible debt related expense	(8)	(7)
Loss on extinguishment of debt	(2)	(1)
Total other expenses	(39)	(37)
Loss from continuing operations before income tax benefit and equity in net income (loss) from unconsolidated investments	(24)	(39)
Income tax benefit	14	16
Equity in net income (loss) from unconsolidated investments	1	(1)
Loss from continuing operations	(9)	(24)
Loss from discontinued operations, net of income tax benefit of $0 and $1, respectively	—	(2)
NET LOSS	(9)	(26)
Less: Net loss from continuing operations attributable to noncontrolling interests in subsidiaries	—	1
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(9)	$(25)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(9)	$(23)
Discontinued operations	—	(2)
Net Loss Attributable to Covanta Holding Corporation	$(9)	$(25)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In millions, except per share amounts)
Loss Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$(0.07)	$(0.17)
Discontinued operations	—	(0.02)
Covanta Holding Corporation	$(0.07)	$(0.19)
Weighted Average Shares	129	130

Diluted
Continuing operations	$(0.07)	$(0.17)
Discontinued operations	—	(0.02)
Covanta Holding Corporation	$(0.07)	$(0.19)
Weighted Average Shares	129	130

Cash Dividend Declared Per Share:	$0.18	$0.165

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In millions)
Net loss	$(9)	$(26)
Foreign currency translation	(3)	(5)
Adjustment for defined benefit pension plan settlement, net of tax benefit of $0 and $2, respectively	—	(4)
Pension and postretirement plan unrecognized benefits, net of tax expense of $0 and $1, respectively	—	3
Net unrealized loss on derivative instruments, net of tax benefit of $2 and $1, respectively	(4)	(2)
Net unrealized gain on available for sale securities, net of tax expense of $0 and $0, respectively	—	1
Other comprehensive loss attributable to Covanta Holding Corporation	(7)	(7)
Comprehensive loss	(16)	(33)
Less:
Net loss attributable to noncontrolling interests in subsidiaries	—	1
Comprehensive loss attributable to noncontrolling interests in subsidiaries	—	1
Comprehensive loss attributable to Covanta Holding Corporation	$(16)	$(32)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$389	$198
Restricted funds held in trust	39	41
Receivables (less allowances of $4 and $4, respectively)	263	265
Unbilled service receivables	17	16
Deferred income taxes	30	25
Note Hedge	79	78
Prepaid expenses and other current assets	116	110
Assets held for sale	4	7
Total Current Assets	937	740
Property, plant and equipment, net	2,661	2,636
Investments in fixed maturities at market (cost: $32 and $32, respectively)	32	32
Restricted funds held in trust	126	126
Unbilled service receivables	11	13
Waste, service and energy contracts, net	346	364
Other intangible assets, net	20	20
Goodwill	249	249
Investments in investees and joint ventures	39	47
Other assets	160	151
Total Assets	$4,581	$4,378
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$535	$528
Current portion of project debt	53	55
Accounts payable	64	24
Accrued expenses and other current liabilities	267	250
Liabilities held for sale	1	2
Total Current Liabilities	920	859
Long-term debt	1,754	1,557
Project debt	175	181
Deferred income taxes	715	722
Waste and service contracts, net	27	30
Other liabilities	117	118
Total Liabilities	3,708	3,467
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 131 and 130 shares, respectively)	14	14
Additional paid-in capital	791	790
Accumulated other comprehensive loss	(9)	(2)
Accumulated earnings	74	106
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders equity	869	907
Noncontrolling interests in subsidiaries	4	4
Total Equity	873	911
Total Liabilities and Equity	$4,581	$4,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(9)	$(26)
Less: Loss from discontinued operations, net of tax expense	—	(2)
Loss from continuing operations	(9)	(24)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	53	53
Amortization of long-term debt deferred financing costs	2	2
Net write-offs	9	—
Pension plan settlement gain	—	(6)
Loss on extinguishment of debt	2	1
Non-cash convertible debt related expense	8	7
Stock-based compensation expense	4	5
Equity in net (loss) income from unconsolidated investments	(1)	1
Dividends from unconsolidated investments	—	1
Deferred income taxes	(8)	(11)
Other, net	(1)	(7)
Change in restricted funds held in trust	—	9
Change in working capital	43	33
Total adjustments for continuing operations	111	88
Net cash provided by operating activities from continuing operations	102	64
Net cash provided by (used in) operating activities from discontinued operations	1	(2)
Net cash provided by operating activities	103	62
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	2	2
Purchase of investment securities	(2)	(13)
Purchase of property, plant and equipment	(72)	(63)
Acquisition of noncontrolling interest in subsidiary	—	(14)
Other, net	(1)	1
Net cash used in investing activities from continuing operations	(73)	(87)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(73)	(87)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—
Payment of deferred financing costs	(10)	(1)
Principal payments on long-term debt	(95)	(1)
Principal payments on project debt	(9)	(16)
Payments of borrowings on revolving credit facility	(115)	(51)
Proceeds from borrowings on revolving credit facility	5	98
Change in restricted funds held in trust	2	(3)
Cash dividends paid to stockholders	(22)	—
Common stock repurchased	—	(24)
Other, net	7	(15)
Net cash provided by (used in) financing activities from continuing operations	163	(13)
Net cash (used in) provided by financing activities from discontinued operations	(2)	3
Net cash provided by (used in) financing activities	161	(10)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase (decrease) in cash and cash equivalents	190	(35)
Cash and cash equivalents at beginning of period	200	246
Cash and cash equivalents at end of period	390	211
Less: Cash and cash equivalents of discontinued operations at end of period	1	3
Cash and cash equivalents of continuing operations at end of period	$389	$208

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 46 energy-from-waste facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. For additional information, see Note 6. Financial Information by Business Segments.
We hold equity interests in EfW facilities in China and Italy. We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”).
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
Reclassification
During the quarter ended March 31, 2014, certain amounts have been reclassified in our condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the Financial Accounting Standards Board ("FASB") issued an update concerning accounting for service concession arrangements. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets both of the following conditions: (i) the grantor controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price; and (ii) the grantor controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The amendments in this update are to be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted. Since many of our agreements are with

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

public-sector entities, we are currently evaluating the requirements of this update to determine the effect on our condensed consolidated financial statements.
In April 2014, the FASB issued an update modifying the criteria under which asset disposal activities qualify for presentation as a discontinued operation. The amendment restricts presentation as a discontinued operation to disposals that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendments in this update are to be applied prospectively to all disposals or classifications as held for sale of components of an entity. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued. This standard will not have an impact on our condensed consolidated financial statements.
NOTE 3. BUSINESS DEVELOPMENT AND ORGANIC GROWTH
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the three months ended March 31, 2014 and for the twelve months ended December 31, 2013, we purchased $28 million and $23 million, respectively, of property, plant and equipment relating to this contract.
Organic Growth Investments
During the three months ended March 31, 2014, we invested approximately $8 million in organic growth investments, including increasing metals recovery.
NOTE 4. DISCONTINUED OPERATIONS
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations. The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”. The results of operations of these businesses are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. All corresponding prior year periods presented in our condensed consolidated financial statements and accompanying notes have been reclassified to reflect the discontinued operations presentation. The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2014	2013
Revenues	$1	$1
Operating expenses	$1	$4
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$(3)
Loss from discontinued operations, net of income tax benefit of $0 and $1, respectively	$—	$(2)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$1	$2
Accounts receivable	—	2
Other noncurrent assets	3	3
Assets held for sale	$4	$7
Accrued expenses and other	$1	$2
Liabilities held for sale	$1	$2

NOTE 5. EQUITY AND EARNINGS PER SHARE (“EPS”)
Earnings Per Share
Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for all of the periods presented does not include securities if their effect was anti-dilutive (in millions, except per share amounts).

	Three Months Ended March 31,
	2014	2013
Net loss from continuing operations	$(9)	$(23)
Net loss from discontinued operations	—	(2)
Net loss attributable to Covanta Holding Corporation	$(9)	$(25)

Basic loss per share:
Weighted average basic common shares outstanding	129	130
Continuing operations	$(0.07)	$(0.17)
Discontinued operations	—	(0.02)
Basic loss per share	$(0.07)	$(0.19)

Diluted loss per share:
Weighted average basic common shares outstanding	129	130
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of convertible securities	—	—
Dilutive effect of warrants	—	—
Weighted average diluted common shares outstanding	129	130
Continuing operations	$(0.07)	$(0.17)
Discontinued operations	—	(0.02)
Diluted loss per share	$(0.07)	$(0.19)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2
Restricted stock	1	1
Restricted stock units	—	—
Warrants	30	29
In 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $21.24. As of March 31, 2014, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.
Equity
During the three months ended March 31, 2014, we granted awards of 664,844 shares of restricted stock and 246,825 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the three months ended March 31, 2014, we withheld 216,477 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Cash dividend
Declared	$24	$22
Per Share	$0.18	$0.165
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries were as follows (in millions):

	As of March 31,
	2014	2013
Noncontrolling interests in subsidiaries, balance as of beginning of period	$4	$7
Acquisition of noncontrolling interests in subsidiaries	—	(2)
Net loss	—	(1)
Noncontrolling interests in subsidiaries, balance as of end of period	$4	$4
NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended March 31, 2014
Operating revenues	$391	$10	$401
Depreciation and amortization expense	52	1	53
Net write-offs	9	—	9
Operating income	15	—	15
Three Months Ended March 31, 2013
Operating revenues	$363	$9	$372
Depreciation and amortization expense	52	1	53
Net write-offs	—	—	—
Operating loss	—	(2)	(2)

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our international assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	March 31, 2014	December 31, 2013
LONG-TERM DEBT:
Revolving credit facility	$—	$110

Term loan	200	294
Debt discount related to Term loan	(1)	(1)
Term loan, net	199	293
Credit Facilities Sub-total	$199	$403
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	—

3.25% Cash Convertible Senior Notes due 2014	460	460
Debt discount related to 3.25% Cash Convertible Senior Notes	(6)	(13)
Cash conversion option derivative at fair value	79	78
3.25% Cash Convertible Senior Notes, net	533	525
Notes Sub-total	$1,733	$1,325
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	22	22
Tax-Exempt Bonds Sub-total	$357	$357
Total long-term debt	$2,289	$2,085
Less: current portion (includes $6 and $13 of unamortized discount, respectively, and $79 and $78 of cash conversion option derivative at fair value, respectively)	(535)	(528)
Noncurrent long-term debt	$1,754	$1,557
PROJECT DEBT:
North America project debt
4.00% - 7.00% project debt related to Service Fee structures due 2014 through 2022	$161	$167
5.248% - 8.375% project debt related to Tip Fee structures due 2014 through 2020	44	45
Unamortized debt premium, net	1	1
Total North America project debt	206	213
Other project debt	22	23
Total project debt	228	236
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(53)	(55)
Noncurrent project debt	$175	$181
TOTAL CONSOLIDATED DEBT	$2,517	$2,321
Less: Current debt	(588)	(583)
TOTAL NONCURRENT CONSOLIDATED DEBT	$1,929	$1,738

The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $200 million (originally $300 million) term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 21, 2014, we amended the Credit Facilities to:

•	extend the termination date of the Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019;

•	increase the aggregate amount of the Revolving Credit Facility by $100 million to $1.0 billion; and

•	reduce the applicable margin payable on the Term Loan by 25 basis points, as noted below under Interest and Fees.
We incurred approximately $3 million in costs related to this amendment which will be deferred and amortized over the remaining term of the Credit Facilities.
On March 20, 2014, we made a voluntary prepayment on the Term Loan of $95 million, reducing the outstanding principal to $200 million.
The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes.
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

Availability under Revolving Credit Facility
As of March 31, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of March 31, 2014	Outstanding Letters of Credit as of March 31, 2014	Availability as of March 31, 2014
Revolving Credit Facility	$1,000	2019	$—	$265	$735
During the three months ended March 31, 2014, we borrowed $5 million under the Revolving Credit Facility, and subsequently repaid $115 million.
Repayment Terms
As of March 31, 2014, the Term Loan has mandatory amortization payments of $2 million in each of the years 2014 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid, in the case of the Revolving Credit Facility, which is based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the London Interbank Offered Rate, commonly referred to as “LIBOR”, or a comparable or successor rate, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. Effective March 21, 2014 the Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin of 1.50% , or (ii) LIBOR plus an applicable margin of to 2.50%, subject to a LIBOR floor of 0.75%.

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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2014.
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

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy, as calculated in the Credit Agreement.

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
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We intend to use the net proceeds of the 5.875% Notes offering for general corporate purposes, which may include repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
The 5.875% Notes are senior unsecured obligations, ranking equally in right of payment with any of the current and future senior unsecured indebtedness of Covanta Holding Corporation. The 5.875% Notes are effectively junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the Credit Facilities. The 5.875% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.
The 5.875% Notes are subject to redemption at our option, at any time on or after March 1, 2019, in whole or in part, at the redemption prices set forth in the prospectus supplement, plus accrued and unpaid interest. At any time prior to March 1, 2017, we may redeem up to 35% of the original principal amount of the 5.875% Notes with the proceeds of certain equity offerings at

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

a redemption price of 105.875% of the principal amount of the 5.875% Notes plus accrued and unpaid interest. At any time prior to March 1, 2019, we may also redeem the 5.875% Notes, in whole but not in part, at a price equal to 100% of the principal amount of the 5.875% Notes, plus accrued and unpaid interest and a “make-whole premium.” The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 5.875% Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 5.875% Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.
During the period from March 1, 2014 to May 30, 2014, and under certain additional limited circumstances, the 3.25% Notes are cash convertible by holders thereof (the "Cash Conversion Option"). The conversion rate was 64.6669 shares of our common stock (which represents a conversion price of approximately $15.46 per share) for the period from March 17, 2014 through March 21, 2014, and 65.3501 shares of our common stock (which represents a conversion price of approximately $15.30 per share), as adjusted for the dividend paid on April 2, 2014, for the period from April 2, 2014 to May 30, 2014. We will not deliver common stock (or any other securities) upon conversion under any circumstances.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $21.24 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
The debt discount related to the 3.25% Notes is accreted over their term and recognized as non-cash convertible debt related expense. The amount of the debt discount accretion expected to be included in our condensed consolidated financial statements is $6 million for the remainder of 2014.
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
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of March 31, 2014, the weekly interest rate was 0.10%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Loss on Extinguishment of Debt
During the three months ended March 31, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods.

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
We currently estimate our ETR for the year ending December 31, 2014 will be approximately 52%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The ETR was approximately (58)% and (41)% for the three months ended March 31, 2014 and 2013, respectively. The March 31, 2014 change in the effective tax rate was primarily due to an increase in state taxes related to the mix of earnings and losses from subsidiaries that are subject to state taxes on a separate entity basis and also due to an increase in estimated separate entity losses with separate state valuation allowances.
Uncertain tax positions, exclusive of interest and penalties, were $128 million as of both March 31, 2014 and December 31, 2013. Included in the balance of unrecognized tax benefits as of March 31, 2014 are potential benefits of $128 million that, if recognized, would impact the effective tax rate. For both the three months ended March 31, 2014 and 2013, we recognized a net tax expense for uncertain tax positions of less than $1 million, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for both the period ended March 31, 2014 and December 31, 2013, respectively. We continue to reflect tax related interest and penalties as part of the tax provision.
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
We had consolidated federal NOLs estimated to be approximately $343 million for federal income tax purposes as of December 31, 2013, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2028 through December 31, 2032, if not used. In addition to the consolidated federal NOLs, as of December 31, 2013, we had state NOL carryforwards of approximately $466 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $30 million expiring between 2014 and 2032, federal tax credit carryforwards, including production tax credits of $53 million expiring between 2024 and 2033, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $42 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Waste and service revenue unrelated to project debt	$235	$220
Revenue earned explicitly to service project debt - principal	5	8
Revenue earned explicitly to service project debt - interest	1	2
Total waste and service revenue	$241	$230
Under some of our service agreements, we bill fees to municipalities to service project debt (principal and interest). The amounts billed are based on the actual principal amortization schedule for the project bonds. Regardless of the amounts billed to client communities relating to project debt principal, we recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable agreement. In the beginning of the agreement, principal billed is less than the amount of levelized revenue recognized related to principal and we record an unbilled service receivable asset. At some point during the agreement, the amount we bill will exceed the levelized revenue and the unbilled service receivable begins to reduce, and ultimately becomes nil at the end of the contract.
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
Operating Costs
Renewable Energy Credits
Renewable Energy Credits (“REC”) represent environmental commodities that can be sold and traded. One REC represents the renewable energy attributes created when one MWh of electricity is produced from an eligible renewable energy source. The REC is recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total REC amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was $6 million and $2 million, respectively.
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $15 million and $17 million for the three months ended March 31, 2014 and 2013, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Construction costs	$17	$22
Defined benefit pension plan settlement gain (1)	—	(6)
Other	1	1
Total other operating expenses	$18	$17

(1)
During the first quarter of 2013, we recorded a gain related to the final settlement of our defined benefit pension plan. For additional information, refer to Note 16. Employee Benefit Plans of the Notes to Consolidated Financial Statements in our Form 10-K.

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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2014 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contract Intangibles (Amortization Expense)	Waste, Service and Other Contract Intangibles (Contra-Expense)
Three Months Ended March 31, 2014	$7	$(3)
Remainder of 2014	$22	$(8)
2015	25	(6)
2016	22	(6)
2017	15	(4)
2018	13	(2)
Thereafter	249	(1)
Total	$346	$(27)
For additional information related to service contract intangibles, see Note 14. Subsequent Events.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Debt discount accretion related to the 3.25% Notes	$8	$7
Fair value changes related to the cash convertible note hedge	(1)	(36)
Fair value changes related to the cash conversion option derivative	1	36
Total non-cash convertible debt related expense	$8	$7

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(5)	3	(2)	1	(3)
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Net current period comprehensive (loss) income	(5)	(1)	(2)	1	(7)
Balance March 31, 2013	$(1)	$1	$(2)	$2	$—

Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive loss before reclassifications	(3)	—	(4)	—	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net current period comprehensive loss	(3)	—	(4)	—	(7)
Balance March 31, 2014	$(3)	$2	$(9)	$1	$(9)
Reclassifications out of accumulated other comprehensive income (loss) are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended
Accumulated Other Comprehensive Income (Loss) Component	March 31, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$(9)	Other operating expenses
Net actuarial loss	3	Other operating expenses
	(6)	Total before tax
	2	Tax benefit
	$(4)	Net of tax
NOTE 10. STOCK-BASED COMPENSATION
During the three months ended March 31, 2014, we awarded certain employees grants of 664,844 shares of restricted stock and 39,592 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2015, 2016, and 2017.
During the three months ended March 31, 2014, we awarded an additional 207,233 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap”companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Compensation expense related to our stock-based awards totaled $4 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2014
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 14	1.8
Restricted Stock Units	$ 5	2.3

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2014. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2014 and December 31, 2013:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2014	December 31, 2013
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$257	$195
Money market funds	1	132	3
Total cash and cash equivalents:		389	198
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	4	4
Money market funds	1	48	52
U.S. Treasury/Agency obligations (1)	1	5	2
State and municipal obligations	1	98	97
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	10	12
Total restricted funds held in trust:		165	167
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	1	1
Money market funds (3)	1	5	5
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		7	7
Investments:
Mutual and bond funds (2)(3)	1	14	13
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	7	6
Residential mortgage-backed securities (4)	1	9	10
Other government obligations (4)	1	5	4
Corporate investments (4)	1	11	12
Equity securities (3)	1	4	4
Total investments:		50	49
Derivative Asset — Note Hedge	2	79	78
Total assets:		$690	$499
Liabilities:
Derivative Liability — Cash Conversion Option	2	$79	$78
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	0	0
Derivative Liability — Energy Hedges	2	14	8
Total liabilities:		$93	$86

The following financial instruments are recorded at their carrying amount (in millions).

	As of March 31, 2014		As of December 31, 2013
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (5)	$286	$286	$289	$289
Liabilities:
Long-term debt	$2,289	$2,349	$2,085	$2,092
Project debt	$228	$240	$236	$248

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $23 million and $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

Investments
Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.
As of March 31, 2014 and December 31, 2013, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of comprehensive income was not material for the three months ended March 31, 2014 and 2013, respectively.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of March 31, 2014
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$6	$6
Over one year to five years	11	11
Over five years to ten years	15	15
More than ten years	—	—
Total fixed maturities	$32	$32
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 29% and 31% of the total fixed maturities as of March 31, 2014 and December 31, 2013, respectively. Our MBS holdings were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of both March 31, 2014 and December 31, 2013, the aggregate losses from temporarily impaired investments were less than $1 million. As of March 31, 2014, 14 of the temporarily impaired fixed maturity investments had maturities less than 12 months and 17 had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of March 31, 2014		As of December 31, 2013
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$4	5	$6	8
Residential mortgage-backed securities	8	16	8	18
Other government obligations	3	7	1	3
Corporate bonds	1	3	2	3
Total fixed maturities	16		17
Equity securities	—	2	—	3
Total temporarily impaired investments	$16		$17

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset Derivatives:
Note Hedge	Note Hedge	$79	$78
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$79	$78
Contingent interest features of the Debentures and 3.25% Notes		$0	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2014	2013
Note Hedge	Non-cash convertible debt related expense	$1	$36
Cash Conversion Option	Non-cash convertible debt related expense	(1)	(36)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into agreements with various financial institutions to hedge approximately 1.4 million MWh, 0.9 million MWh and 0.4 million MWh of energy production from exposure to market risk for fiscal years 2014, 2015 and 2016, respectively. As of March 31, 2014, the fair value of the energy derivatives of $14 million, pre-tax, was recorded as a current liability and as a component of AOCI. As of March 31, 2014, the amount of hedge ineffectiveness was not material.

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 67 PRPs participating in the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. On April 11, 2014, EPA released for public comment a Focused Feasibility Study (“FFS”) proposing a capping/dredging plan for the lower 8 miles of the 17 mile LPRSA. EPA has indicated it expects the FFS public comment and response period to take approximately one year. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
California Matter. On March 5, 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. It is our understanding that the investigation is focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorneys’ investigation. We do not believe that the investigation or any matters arising therefrom will have a material adverse effect on our condensed consolidated financial position or results of operations.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Matters
Other commitments as of March 31, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$265	$17	$248
Surety bonds	312	—	312
Total other commitments — net	$577	$17	$560
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
The surety bonds listed on the table above relate primarily to performance obligations ($296 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, 3.25% Notes and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes, 3.25% Notes and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
For specific criteria related to redemption features of the 5.875% Notes and 3.25% Notes, see Note 7. Consolidated Debt. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended March 31, 2014 and 2013.
Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75 to $100 million. In 2013, we invested approximately $10 million for the recycling system which commenced operation in November 2013. Construction on the emissions control is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, we purchased $28 million and $23 million, respectively, of property, plant and equipment relating to this contract.

NOTE 14. SUBSEQUENT EVENTS
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021 with two additional five year renewal periods upon mutual agreement of the parties. The client will provide approximately 60% of the facility's waste capacity under the new agreement.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which is responsible for its operation. We expect to operate the transfer station through the end of the current contract which expires on December 31, 2014. In the event that we are not able renew the current contract to operate the Abington transfer station, we will adjust the useful life of the asset and it would then be probable that we would record an impairment of our assets related to the transfer station. As of March 31, 2014, we had $7 million of capitalized assets relating to the transfer station, which primarily consist of a service contract intangible asset that was initially recorded at the time the service contract was assumed as part of an acquisition in 2009.

Hudson Valley Facility
We currently operate the Hudson Valley EfW facility, which is owned by the Dutchess County Resource Recovery Agency (the “Authority”) under a service agreement that expires on June 30, 2014. During 2013, the Authority issued an RFP for a new service agreement and we submitted a response to this request. As of March 31, 2014, we had $9 million of capitalized assets relating to the facility, which primarily consist of a service contract intangible asset that was initially recorded at the time the service contract was assumed as part of an acquisition in 2009. In April 2014, we were notified that the Authority has awarded the contract to a different bidder. Accordingly, we adjusted the useful life of the service contract intangible asset and recorded an impairment of $9 million as a recognized subsequent event for the period ended March 31, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2014 and our results of operations for the three months ended March 31, 2014, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2013 (“Form 10-K”), to which the reader is directed for additional information.
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
For a discussion of our facilities, the energy-from-waste process and the environmental benefits of energy-from-waste, see Item. 1. Business in our Form 10-K.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 46 EfW facilities which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric) and 18 transfer stations. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business. We hold equity interests in energy-from-waste facilities in China and Italy.
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue.
Strategy
Our mission is to provide sustainable waste and energy solutions, which we intend to pursue through the following key strategies:

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

EXECUTION ON STRATEGY
Consistent with our strategy, we executed on the following in 2014:
Capital Access and Allocation
During the first quarter of 2014, we:

•	increased our quarterly cash dividend by 9% to $0.72 per share on an annualized basis;

•	issued $400 million of 5.875% senior notes due March 2024;

•	amended our Credit Facilities to:

◦	extend the termination date of our Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019;

◦	increase the aggregate amount of the Revolving Credit Facility by $100 million to $1.0 billion; and

◦	lower the pricing on our Term Loan due 2019 by 0.25% from the prior rate.

•	voluntarily prepaid $95 million of the Term Loan, reducing the outstanding principal to $200 million.
The Term Loan repricing, the voluntary prepayment and the increase in the Revolving Credit Facility commitments are estimated to generate annual interest savings of approximately $1 million, based on the current LIBOR rate and assuming the incremental revolving commitment is funded.
Asset Management
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021 with two additional five year renewal periods upon mutual agreement of the parties. The client will provide approximately 60% of the facility's waste capacity under the new agreement.
Organic Growth Investments
During the three months ended March 31, 2014, we invested approximately $8 million in various organic growth investments, including increasing metals recovery.

Growth Investments	Three Months Ended March 31, 2014

Metals recovery projects	$3
Other growth investments	5
Sub-total: Organic growth investments	8
New York City contract (intermodal equipment purchases and enhancements to existing facilities)	28
Total Organic Growth Investments and New York City contract:	$36

Business Outlook
We expect that our financial results will be affected primarily by three factors: market price movements, recent investment in organic growth and acquisitions, and contract transitions. Absent market improvements, contract transitions in the aggregate are expected to adversely impact our financial results, and we expect that these impacts will be largely offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and special waste, cost efficiencies, contract escalations, and acquisitions closed in 2013. In 2014, we expect our financial results to be impacted by contract transitions that will reduce our operating income primarily through reduction in debt service previously billed under Service Fee projects we own and reduction in revenue relating to energy contract expirations. We also expect to incur additional operating expenses related to enhanced maintenance and we anticipate increases in cash interest expense relating to refinancing debt. For a discussion of our 2014 Business Outlook, see Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview in our Form 10-K.
Factors Affecting Business Conditions and Financial Results
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
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.
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
Business Segment
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada.
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
For a discussion of the common features to these agreements, as well as important distinctions among them, see Item. 1. Business in our Form 10-K.
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
We generated 82% of our waste and service revenues in the North America segment in 2013 under contracts at set rates, while 18% was generated at prevailing market prices. Over time, we will seek to renew, extend or sign new waste and service contracts in order to maintain a significant majority of our waste and service revenue (and EfW fuel supply) under multi-year contracts. We will pursue opportunities to enter into fixed contracts for energy generation as well; however, we expect that the percentage of our energy revenue sold under contract will decline as existing arrangements expire, thereby increasing our exposure to energy market prices over time.
To date, we have been successful in extending a majority of our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Execution on Strategy discussion above and Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management in our Form 10-K for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above.
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

Our 2014 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)

Full Year 2014E As of April 1, 2014
EfW
At Market	1.1
Contracted & Hedged	4.5
Total EfW	5.6
Biomass (b)
At Market	0.4
Contracted	0.3
Total Biomass	0.7
Total	6.3

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
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations and as such all prior periods have been reclassified to conform to this presentation. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Discontinued Operations in our Form 10-K for additional information.
The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Execution on Strategy and in Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management in our Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
The Results of Operations discussion below compares our revenues, expenses and certain other items during each of the years presented for continuing operations.
The following terms used within the Results of Operations discussion are defined as follows:
“Same store”: reflects the performance at each facility on a comparable period-over-period basis, excluding the impacts of transitions and transactions.
“Transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$241	$230	$240	$229	$11	$11
Recycled metals revenues	21	16	21	16	5	5
Energy revenues	120	102	111	95	18	16
Other operating revenues	19	24	19	23	(5)	(4)
Total operating revenues	401	372	391	363	29	28
OPERATING EXPENSES:
Plant operating expenses	282	280	273	272	2	1
Other operating expenses	18	17	18	16	1	2
General and administrative expenses	21	21	21	20	—	1
Depreciation and amortization expense	53	53	52	52	—	—
Net interest expense on project debt	3	3	3	3	—	—
Net write-offs	9	—	9	—	9	9
Total operating expenses	386	374	376	363	12	13
Operating income (expense)	$15	$(2)	$15	$—	$17	$15

Plus: Net write-offs	$9	$—	$9	$—
Operating income (expense) excluding Net write-offs:	$24	$(2)	$24	$—	$26	$24
Operating Revenues
Waste and Service Revenues
Waste and service revenues increased by $11 million on both a consolidated and North America segment basis. Within our North America segment, waste and service revenues from EfW operations increased by $11 million, or 5.3%, on a same store basis, which consisted of 1.3% price growth and 4.0% volume growth, while the increase due to transactions ($4 million) was offset by lower revenue earned explicitly to service project debt ($3 million).

Consolidated (in millions):	For the Three Months Ended March 31,
	2014	2013	Variance
Waste and service revenue unrelated to project debt	$235	$220	$15
Revenue earned explicitly to service project debt - principal	5	8	(3)
Revenue earned explicitly to service project debt - interest	1	2	(1)
Total waste and service revenue	$241	$230	11

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended March 31,
	2014	2013	Variance
Contracted	3.5	3.3	0.2
Internalization from Transfer Stations	0.2	0.1	0.1
Uncontracted	0.8	0.7	0.1
Total Tons	4.5	4.1	0.4
(1) Includes solid tons only.

Recycled Metal Revenues
Recycled metal revenues increased due to higher volume of recovered metals ($3 million) as a result of the installation of new recovery systems, as well as higher recycled metal pricing ($2 million) due to both higher market prices and achieving a higher percentage of underlying market indices.

	For the Quarters Ended
Recycled Metal Revenues (In millions)	2014	2013	2012
March 31,	$21	$16	$20
June 30,	—	17	18
September 30,	—	19	17
December 31,	—	21	17
Total for the Year Ended December 31,	N/A	$73	$72

	Three Months Ended March 31,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2014	2013	2014	2013
Ferrous Metal	$15	$12	77	70
Non-Ferrous Metal	6	4	6	4
Total	$21	$16

(1) Covanta share only.

Energy Revenues
Energy revenues in our North America segment increased by $16 million, including $10 million from our EfW facilities and $6 million from our biomass facilities. The increase in EfW energy revenues was primarily driven by higher same store energy pricing ($6 million) resulting from cold weather demands, a net benefit from energy contract transitions to market prices ($4 million) and transactions ($2 million), partially offset by lower same store energy production ($2 million). Consolidated energy revenues included $2 million of higher revenue from our international projects.

Energy Sales Revenue and MWh by Contract Status and Facility Type
(in millions)

	Three Months Ended March 31,
	2014			2013			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$17	0.20	14%	$7	0.17	12%
Contracted	59	0.74	50%	66	0.85	60%
Hedged	15	0.33	23%	8	0.20	14%
Total EfW	$91	1.27	87%	$81	1.22	86%	$10	0.05
Biomass
At Market	$13	0.13	9%	$7	0.11	8%
Contracted	7	0.07	4%	7	0.09	6%
Total Biomass	$20	0.20	13%	$14	0.20	14%	$6	—
Total	$111	1.47	100%	$95	1.42	100%	$16	0.05

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decrease of $5 million in other operating revenues was primarily due to lower construction revenue from the Durham York project.
Operating Expenses
Plant Operating Expenses
Plant operating expenses in our North America segment increased by $1 million. Within plant operating expenses, plant maintenance decreased by $6 million year-over-year, driven primarily by the timing of scheduled maintenance activity. The decline in plant maintenance expense was offset by a $7 million increase in other plant operating expenses, primarily driven by higher fuel costs at our EfW facilities ($5 million) resulting primarily from cold weather impacts, the net impact of transactions ($3 million) and higher hauling and disposal costs from our Sustainable Solutions operations ($2 million), partially offset by higher renewable energy credits ($4 million), which are accounted for as a contra expense.

	For the Three Months Ended March 31,
North America segment (in millions):	2014	2013	Variance
Plant Operating Expenses:
Plant maintenance (1)	$82	$88	$(6)
All other	191	184	7
Plant operating expenses	$273	$272	1

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment increased by $2 million, primarily due to the net change in pension plan settlement expense related to the termination of our defined benefit pension plan in the first quarter of 2013 ($6 million), offset by lower construction expense ($5 million). For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information - Other Operating Expenses.
Net Write-offs
We currently operate the Hudson Valley EfW facility, which is owned by the Dutchess County Resource Recovery Agency (the “Authority”) under a service agreement that expires on June 30, 2014. During 2013, the Authority issued an RFP for a new service agreement and we submitted a response to this request. We were notified that we were not selected as to continue to operate the Hudson Valley EfW facility. Therefore, during the quarter ended March 31, 2014, we recorded a $9 million non-cash write-down of the intangible asset associated with the contract we assumed in a 2009 acquisition.
Operating Income
Excluding the net write-offs discussed above, operating income increased by $24 million in our North America segment, primarily due to higher energy, waste and service and recycled metals revenue, and lower plant maintenance expense, partially offset by higher fuel cost and the net change in pension plan settlement expense, all discussed above. Consolidated operating income was further improved by $1 million due to our international projects.
CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended March 31, 2014 and 2013
Other Expenses:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2014	2013	2014 vs 2013
	(In millions)
Other expenses:
Interest expense	$(29)	$(29)	$—
Non-cash convertible debt related expense	(8)	(7)	(1)
Loss on extinguishment of debt	(2)	(1)	(1)
Total other expenses	$(39)	$(37)	(2)

During the three months ended March 31, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods. See Liquidity and Capital Resources discussion below.
Income Tax Benefit:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2014	2013	2014 vs 2013
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax benefit	$14	$16	$(2)

Effective income tax rate	(58)%	(41)%
The change in the effective tax rate was primarily due to an increase in state taxes related to the mix of earnings and losses from subsidiaries that are subject to state taxes on a separate entity basis, and also due to an increase in estimated separate entity losses with separate state valuation allowances. We currently estimate our annual effective tax rate for the year ending December 31, 2014 to be approximately 52%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 8. Income Taxes.
Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2014	2013	2014 vs 2013
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Loss Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(9)	$(23)	$14
Discontinued operations	—	(2)	2
Covanta Holding Corporation	$(9)	$(25)	16

Loss Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$(0.07)	$(0.17)	$0.10
Discontinued operations	—	(0.02)	0.02
Covanta Holding Corporation	$(0.07)	$(0.19)	0.12
Weighted Average Shares	129	130	(1)

Diluted:
Continuing operations	$(0.07)	$(0.17)	$0.10
Discontinued operations	—	(0.02)	0.02
Covanta Holding Corporation	$(0.07)	$(0.19)	0.12
Weighted Average Shares	129	130	(1)

Cash Dividend Declared Per Share (1)	0.18	$0.165	0.015

Adjusted EPS — Non-GAAP: (2)	$(0.03)	$(0.19)	0.16

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2013 and 2012, respectively, reconciled for each such period to diluted (loss) earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Continuing Operations - Diluted Loss Per Share	$(0.07)	$(0.17)
Reconciling Items (1)	0.04	(0.02)
Adjusted EPS	$(0.03)	$(0.19)

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2014	2013
Operating loss related to insurance subsidiaries	$1	$—
Net write-offs (1)	9	—
Pension plan settlement gain	—	(6)
Loss on extinguishment of debt	2	1
Total reconciling items, pre-tax	12	(5)
Pro forma income tax impact	(6)	2
Total reconciling items, net of tax	$6	$(3)

Diluted Earnings Per Share Impact	$0.04	$(0.02)
Weighted Average Diluted Shares Outstanding	129	130

(1)
During the quarter ended March 31, 2014, we recorded a $9 million non-cash write-down of the intangible asset for the Hudson Valley EfW facility associated with the contract we assumed in a 2009 acquisition . For additional information, see Note 9. Supplementary Information.

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2014. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2014 and 2013, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Earnings (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2014	2013
Net Loss from Continuing Operations Attributable to Covanta Holding Corporation	$(9)	$(23)
Operating loss related to insurance subsidiaries	1	—
Depreciation and amortization expense	53	53

Debt service:
Net interest expense on project debt	3	3
Interest expense	29	29
Non-cash convertible debt related expense	8	7
Subtotal debt service	40	39

Income tax benefit	(14)	(16)
Net write-offs (gains) (1)	9	—
Pension plan settlement gain	—	(6)
Loss on extinguishment of debt	2	1
Net income attributable to noncontrolling interests in subsidiaries	—	(1)

Other adjustments:
Debt service billing in excess of revenue recognized	—	7
Non-cash compensation expense	4	5
Other non-cash item (1)	1	2
Subtotal other adjustments	5	14
Total adjustments	96	84
Adjusted EBITDA	$87	$61

(1)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2014	2013
Cash flow provided by operating activities from continuing operations	$102	$64
Cash flow provided by operating activities from insurance subsidiaries	1	1
Debt service	40	39

Change in working capital	(43)	(33)
Change in restricted funds held in trust	—	(9)
Non-cash convertible debt related expense	(8)	(7)
Equity in net income from unconsolidated investments	1	(1)
Dividends from unconsolidated investments	—	(1)
Current tax provision	(6)	(5)
Other	—	13
Sub-total:	(56)	(43)
Adjusted EBITDA	$87	$61
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under of our Revolving Credit Facility, which we believe will collectively allow us to meet our liquidity needs.
In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. We intend to use the net proceeds of the 5.875% Notes offering for general corporate purposes, which may include repayment of the 3.25% Cash Convertible Notes, at maturity on June 1, 2014. See discussion below of 5.875% Senior Notes due 2024.
In March 2014, we extended the termination date of the Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019; increased the aggregate amount of the Revolving Credit Facility by $100 million to a total commitment of $1 billion; reduced the applicable margin payable on the Term Loan by 25 basis points; and made a voluntary prepayment on the Term Loan of $95 million, reducing the outstanding principal to $200 million. See discussion below under Available Sources of Liquidity.
As of March 31, 2014, Covanta Energy had $1.2 billion in credit facilities, which were comprised of a $1.0 billion Revolving Credit Facility and a $200 million Term Loan, both of which expire in 2019. As of March 31, 2014, our available liquidity was as follows (in millions):

As of March 31, 2014
Unrestricted Cash and Cash Equivalents	$389
Borrowings available under Revolving Credit Facility	735
Total available liquidity	$1,124
In addition, as of March 31, 2014, we had restricted cash of $165 million, of which $43 million was designated for future payment of project debt principal.
We typically receive cash distributions from our North America segment projects on a monthly basis. The frequency and predictability of our receipt of cash from projects differs depending upon various factors, including, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return surplus capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.

2014 Dividends
During the first quarter of 2014, we increased our quarterly cash dividend by 9%, to $0.72 per share on an annualized basis. The quarterly cash dividend declared for the first quarter 2014 was paid on April 2, 2014 to stockholders of record as of the close of business on March 26, 2014. The quarterly cash dividend declared for the first quarter 2013 was paid on April 5, 2013 to stockholders of record as of the close of business on March 28, 2013. From a cash payment perspective for dividends, there is no comparable cash payment for dividends in the first quarter of 2013 since we paid the fourth quarter 2012 dividend prior to December 31, 2013 in response to potential tax law changes at the time.
Sources and Uses of Cash Flow from Continuing Operations for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase (Decrease) 2014 vs 2013
	2014	2013
	(Unaudited, in millions)
Net cash provided by operating activities	$102	$64	$38
Net cash used in investing activities	(73)	(87)	(14)
Net cash provided by (used in) financing activities	163	(13)	176
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	$191	$(36)	227
Net cash provided by operating activities from continuing operations for the three months ended March 31, 2014 was $102 million, an increase of $38 million from the prior year period. The increase was primarily due to the improved construction working capital of $11 million, lower distributions from restricted cash held in trust of $9 million, and improved operating results.
Net cash used in investing activities from continuing operations for the three months ended March 31, 2014 was $73 million, a decrease of $14 million from the prior year period. The decrease was primarily due to lower outflows for payments for the acquisition of noncontrolling interests of $14 million and lower outflows for the purchase of marketable securities of $11 million, offset by higher outflows for the purchase of property, plant and equipment of $9 million.
Net cash used in financing activities from continuing operations for the three months ended March 31, 2014 was $163 million, a net change of $176 million from the prior period. The net change in the first quarter of 2014 was primarily driven by the issuance of $400 million of the 5.875% Senior Notes, netted with a $157 million repayment of borrowing under the Revolving Credit Facility and the voluntary repayment of $95 million of the Term Loan. Net cash used in financing activities decreased due to lower stock repurchases, offset by higher cash dividends paid to stockholders reflected primarily by our paying the fourth quarter 2012 dividend prior to year-end rather than our usual payment pattern of payment during the following quarter (i.e. the first quarter of 2013).
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2014 and 2013, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2014	2013
Cash flow provided by operating activities from continuing operations	$102	$64
Plus: Cash flow used in operating activities from insurance activities	1	1
Less: Maintenance capital expenditures (1)	(36)	(38)
Free Cash Flow	$67	$27

Weighted Average Diluted Shares Outstanding	129	130

Uses of Free Cash Flow
Investments:
Acquisition of noncontrolling interests in subsidiary	$—	$(14)
Non-maintenance capital expenditures (2)	(36)	(25)
Other investing activities, net (3)	(1)	(10)
Total investments	$(37)	$(49)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(22)	$—
Common stock repurchased	—	(24)
Total return of capital to stockholders	$(22)	$(24)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$393	$—
Other financing activities, net	7	(15)
Net proceeds from capital raising activities	$400	$(15)

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$—	$(1)
Net cash used for scheduled principal payments on project debt (5)	(7)	(19)
Optional repayment of corporate debt (6)	(95)	—
Fees incurred for debt refinancing	(3)	$(1)
Total debt repayments	$(105)	$(21)

Borrowing activities - Revolving credit facility, net	$(110)	$47

Effect of exchange rate changes on cash and cash equivalents	$(1)	$—
Net change in cash and cash equivalents	$192	$(35)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2014	2013
Maintenance capital expenditures	$(36)	$(38)
Capital expenditures associated with organic growth initiatives, technology development and New York City contract (2)	(36)	(25)
Total purchases of property, plant and equipment	$(72)	$(63)

(2)	Growth investments includes investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

	Three Months Ended March 31,
	2014	2013
Capital expenditures associated with organic growth initiatives and technology development	$(8)	$(25)
Capital expenditures associated with the New York City contract	(28)	—
Total non-maintenance capital expenditures	(36)	(25)

(3)	Other investing activities is primarily comprised of net payments from the purchase/sale of investment securities.

(4)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds from borrowings on long-term debt	$400	$—
Less: Financing costs related to issuance of long-term debt	(7)	—
Net proceeds from issuance of corporate debt	$393	$—

(5)	Calculated as follows:

	Three Months Ended March 31,
	2014	2013
Total scheduled principal payments on project debt	$(9)	$(16)
Decrease (increase) in related restricted funds held in trust	2	(3)
Net cash used for principal payments on project debt	$(7)	$(19)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2014, we had unrestricted cash and cash equivalents of $389 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	March 31, 2014	December 31, 2013
	(in millions)
Domestic	$226	$21
International	161	174
Insurance Subsidiary	2	3
Total Cash and Cash Equivalents	$389	$198
We intend to use the net proceeds of the 5.875% Notes offering for general corporate purposes, which may include repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014. See discussion of 5.875% Senior Notes due 2024 below.
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $200 million (originally $300 million) term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

On March 21, 2014, we amended the Credit Facilities to:

•	extend the termination date of the Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019;

•	increase the aggregate amount of the Revolving Credit Facility by $100 million to $1.0 billion; and

•	reduce the applicable margin payable on the Term Loan by 25 basis points, as noted below under Interest and Fees.
We incurred approximately $3 million in costs related to this amendment which will be deferred and amortized over the remaining term of the Credit Facilities.
On March 20, 2014, we made a voluntary prepayment on the Term Loan of $95 million, reducing the outstanding principal to $200 million.
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
Availability under Revolving Credit Facility
As of March 31, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of March 31, 2014	Outstanding Letters of Credit as of March 31, 2014	Availability as of March 31, 2014
Revolving Credit Facility	$1,000	2019	$—	$265	$735
During the three months ended March 31, 2014, we borrowed $5 million under the Revolving Credit Facility, and subsequently repaid $115 million.
Repayment Terms
As of March 31, 2014, the Term Loan has mandatory amortization payments of $2 million in each of the years 2014 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid, in the case of the Revolving Credit Facility, which is based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the London Interbank Offered Rate, commonly referred to as “LIBOR”, or a comparable or successor rate, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. Effective March 21, 2014 the Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin of 1.50% , or (ii) LIBOR plus an applicable margin of to 2.50%, subject to a LIBOR floor of 0.75%.

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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 7. Consolidated Debt. As of March 31, 2014, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of March 31, 2014		As of December 31, 2013
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$—	$—	$110	$110
Term Loan due 2019	200	199	295	293
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	—	—
3.25% Cash Convertible Senior Notes due 2014	460	533	460	525
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	357	357	357	357
Total corporate debt (including current portion)	$2,217	$2,289	$2,022	$2,085

Project Debt:
Domestic project debt - service fee facilities	$161	$162	$167	$168
Domestic project debt - tip fee facilities	44	44	45	45
International project debt	22	22	23	23
Total project debt (including current portion)	$227	$228	$235	$236

Total Debt Outstanding	$2,444	$2,517	$2,257	$2,321

As of March 31, 2014, the maturities of debt, excluding premiums are as follows (in millions):

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term Loan	2	2	2	2	2	190	200
Senior Notes	460	—	—	—	—	1,200	1,660
Tax-Exempt Bonds	—	—	—	—	—	357	357
Project Debt	46	40	17	19	20	85	227
Total	$508	$42	$19	$21	$22	$1,832	$2,444

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
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We intend to use the net proceeds of the 5.875% Notes offering for general corporate purposes, which may include repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
The 5.875% Notes are senior unsecured obligations, ranking equally in right of payment with any of the current and future senior unsecured indebtedness of Covanta Holding Corporation. The 5.875% Notes are effectively junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the Credit Facilities. The 5.875% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.
For specific criteria related to redemption features of the 5.875% Notes, see Item. 1. Financial Statements — Note 10. Consolidated Debt of this report.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
The 3.25% Cash Convertible Senior Notes mature on June 1, 2014, and therefore the outstanding balance for the 3.25% Cash Convertible Senior Notes is included in the current portion of long-term debt on the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013.
During the period from March 1, 2014 to May 30, 2014, and under certain additional limited circumstances, the 3.25% Notes are cash convertible by holders thereof (the "Cash Conversion Option"). The conversion rate was 64.6669 shares of our common stock (which represents a conversion price of approximately $15.46 per share) for the period from March 17, 2014 through March 21, 2014, and 65.3501 shares of our common stock (which represents a conversion price of approximately $15.30 per share), as adjusted for the dividend paid on April 2, 2014, for the period from March 24, 2017 to May 30, 2014. We will not deliver common stock (or any other securities) upon conversion under any circumstances.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $21.24 and settle on a net share basis. As the 3.25% Notes convert only into cash, the strike price of the Warrants effectively represents the conversion price above which we may issue shares in connection with these two issuances. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
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
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of March 31, 2014, the weekly interest rate was 0.10%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the caste of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of March 31, 2014, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
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

	As of
	As of March 31, 2014		As of December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$29	$14	$31	$14
Debt service funds - interest	3	—	4	—
Total debt service funds	32	14	35	14
Revenue funds	2	—	3	—
Other funds	5	112	3	112
Total	$39	$126	$41	$126
Of the $165 million in total restricted funds as of March 31, 2014, approximately $43 million was designated for future payment of project debt principal.

Capital Requirements
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2013. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.
Other Commitments and Factors Affecting Liquidity
Other commitments as of March 31, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit	$265	$17	$248
Surety bonds	312	—	312
Total other commitments — net	$577	$17	$560
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
The surety bonds listed on the table above relate primarily to performance obligations ($296 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, 3.25% Notes and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes, 3.25% Notes and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
For specific criteria related to redemption features of the 5.875% Notes and 3.25% Notes, see Liquidity and Capital Resources above. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
As discussed in the Overview above, we are focused on developing new projects and making acquisitions to grow our business. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.
We have either issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate EfW facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such performance guarantees. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects in our Form 10-K.

Essex Energy-from-Waste Facility
We are implementing significant capital improvements at our Essex EfW facility, including a state-of-the-art air filtration system and a new recycling system for ferrous and non-ferrous metals, at a total estimated cost of $75-$100 million. In 2013, we invested approximately $10 million for the recycling system, which commenced operation in November 2013. Construction on the emissions control system is expected to commence in 2014 and be completed by 2016. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management in our Form 10-K.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service to the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to acquire equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, we purchased $28 million and $23 million, respectively, of property, plant and equipment relating to this contract.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $343 million for federal income tax purposes as of December 31, 2013, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular federal tax law changes that may come into effect, the outcome of the current audit of our consolidated federal tax returns by the IRS, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1. Financial Statements — Note 8. Income Taxes of this Form 10-Q, Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes in our Form 10-K.
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
During the three months ended March 31, 2014 and 2013, construction working capital reduced cash flow from operations by $13 million and $24 million, respectively. During the year ended December 31, 2013, construction working capital reduced cash flow from operations by $6 million. For the year ended December 31, 2014, we expect construction working capital to reduce cash flow from operations by $35 million to $45 million, and then increase cash flow from operations by a similar amount during the year ended December 31, 2015 when we receive final payments related to our Durham York construction project. For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow for the Three Months Ended March 31, 2014 and 2013 and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2014 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
There have been no material changes during the three months ended March 31, 2014 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of March 31, 2014, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase

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
Date: April 23, 2014