Form 10-Q
period 2014-06-30
COVANTA HOLDING CORP
filed 2014-08-08
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.10 par value	130,930,910

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$267	$257	$508	$487
Recycled metals revenues	25	17	46	33
Energy revenues	110	103	230	205
Other operating revenues	30	34	49	58
Total operating revenues	432	411	833	783
OPERATING EXPENSES:
Plant operating expenses	268	250	550	530
Other operating expenses	29	25	47	42
General and administrative expenses	26	21	47	42
Depreciation and amortization expense	53	52	106	105
Net interest expense on project debt	2	4	5	7
Net write-offs	7	4	16	4
Total operating expenses	385	356	771	730
Operating income	47	55	62	53
Other expenses:
Interest expense	(33)	(29)	(62)	(58)
Non-cash convertible debt related expense	(5)	(7)	(13)	(14)
Loss on extinguishment of debt	—	—	(2)	(1)
Total other expenses	(38)	(36)	(77)	(73)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income (loss) from unconsolidated investments	9	19	(15)	(20)
Income tax (expense) benefit	(10)	(7)	4	9
Equity in net income from unconsolidated investments	2	1	3	—
Income (loss) from continuing operations	1	13	(8)	(11)
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $1, respectively	—	(51)	—	(53)
NET INCOME (LOSS)	1	(38)	(8)	(64)
Less: Net loss from continuing operations attributable to noncontrolling interests in subsidiaries	—	—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$1	$(38)	$(8)	$(63)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$1	$13	$(8)	$(10)
Discontinued operations	—	(51)	—	(53)
Net Income (Loss) Attributable to Covanta Holding Corporation	$1	$(38)	$(8)	$(63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per share amounts)
Income (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$—	$0.09	$(0.07)	$(0.08)
Discontinued operations	—	(0.39)	—	(0.41)
Covanta Holding Corporation	$—	$(0.30)	$(0.07)	$(0.49)
Weighted Average Shares	130	129	129	129

Diluted
Continuing operations	$—	$0.09	$(0.07)	$(0.08)
Discontinued operations	—	(0.39)	—	(0.41)
Covanta Holding Corporation	$—	$(0.30)	$(0.07)	$(0.49)
Weighted Average Shares	131	130	129	129

Cash Dividend Declared Per Share:	$0.18	$0.165	$0.36	$0.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In millions)
Net income (loss)	$1	$(38)	$(8)	$(64)
Foreign currency translation	1	—	(2)	(5)
Adjustment for defined benefit pension plan settlement, net of tax benefit of $0, $0, $0 and $2, respectively	—	—	—	(4)
Pension and postretirement plan unrecognized benefits, net of tax expense of $0, $0, $0 and $1, respectively	—	—	—	3
Net unrealized (loss) gain on derivative instruments, net of tax benefit of $1, $1, $3 and $0, respectively	(1)	2	(5)	—
Net unrealized gain (loss) on available for sale securities, net of tax expense of $0, $0, $0 and $0, respectively	1	(1)	1	—
Other comprehensive income (loss) attributable to Covanta Holding Corporation	1	1	(6)	(6)
Comprehensive income (loss)	2	(37)	(14)	(70)
Less:
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	1
Comprehensive loss attributable to noncontrolling interests in subsidiaries	—	—	—	1
Comprehensive income (loss) attributable to Covanta Holding Corporation	$2	$(37)	$(14)	$(69)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$172	$198
Restricted funds held in trust	50	41
Receivables (less allowances of $6 and $4, respectively)	284	265
Unbilled service receivables	8	16
Deferred income taxes	39	25
Note Hedge	—	78
Prepaid expenses and other current assets	103	110
Assets held for sale	4	7
Total Current Assets	660	740
Property, plant and equipment, net	2,656	2,636
Investments in fixed maturities at market (cost: $31 and $32, respectively)	31	32
Restricted funds held in trust	114	126
Unbilled service receivables	10	13
Waste, service and energy contracts, net	333	364
Other intangible assets, net	20	20
Goodwill	296	249
Investments in investees and joint ventures	41	47
Other assets	160	151
Total Assets	$4,321	$4,378
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$2	$528
Current portion of project debt	48	55
Accounts payable	49	24
Accrued expenses and other current liabilities	241	250
Liabilities held for sale	1	2
Total Current Liabilities	341	859
Long-term debt	2,034	1,557
Project debt	171	181
Deferred income taxes	784	722
Waste and service contracts, net	24	30
Other liabilities	116	118
Total Liabilities	3,470	3,467
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 131 and 130 shares, respectively)	14	14
Additional paid-in capital	799	790
Accumulated other comprehensive loss	(8)	(2)
Accumulated earnings	51	106
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders equity	855	907
Noncontrolling interests in subsidiaries	(4)	4
Total Equity	851	911
Total Liabilities and Equity	$4,321	$4,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(8)	$(64)
Less: Loss from discontinued operations, net of tax expense	—	(53)
Loss from continuing operations	(8)	(11)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	106	105
Amortization of long-term debt deferred financing costs	4	4
Amortization of debt premium and discount	—	(1)
Net write-offs	16	4
Pension plan settlement gain	—	(6)
Loss on extinguishment of debt	2	1
Non-cash convertible debt related expense	13	14
Stock-based compensation expense	8	9
Equity in net income from unconsolidated investments	(3)	—
Dividends from unconsolidated investments	10	6
Deferred income taxes	1	(6)
Other, net	1	(6)
Change in restricted funds held in trust	1	8
Change in working capital	(8)	(17)
Total adjustments for continuing operations	151	115
Net cash provided by operating activities from continuing operations	143	104
Net cash used in operating activities from discontinued operations	—	(7)
Net cash provided by operating activities	143	97
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	4	4
Purchase of investment securities	(2)	(15)
Purchase of property, plant and equipment	(115)	(97)
Acquisition of noncontrolling interest in subsidiary	—	(14)
Other, net	(1)	(3)
Net cash used in investing activities from continuing operations	(114)	(125)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(114)	(125)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—
Payment of deferred financing costs	(10)	(1)
Principal payments on long-term debt	(556)	(2)
Payments related to Cash Conversion Option	(83)	—
Proceeds from settlement of Note Hedge	83	—
Principal payments on project debt	(18)	(29)
Payments of borrowings on revolving credit facility	(221)	(206)
Proceeds from borrowings on revolving credit facility	391	292
Change in restricted funds held in trust	1	(3)
Cash dividends paid to stockholders	(45)	(22)
Common stock repurchased	—	(34)
Other, net	5	(18)
Net cash used in financing activities from continuing operations	(53)	(23)
Net cash (used in) provided by financing activities from discontinued operations	(2)	10
Net cash used in financing activities	(55)	(13)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(27)	(41)
Cash and cash equivalents at beginning of period	200	246
Cash and cash equivalents at end of period	173	205
Less: Cash and cash equivalents of discontinued operations at end of period	1	5
Cash and cash equivalents of continuing operations at end of period	$172	$200

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
Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), and also owns and operates related waste transport and disposal and other renewable energy production businesses. EfW serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 45 energy-from-waste facilities, which are primarily located in North America, and 11 other energy generation facilities, primarily consisting of renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
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
Reclassification
During the three and six months ended June 30, 2014, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the Financial Accounting Standards Board ("FASB") issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard will not have an impact on our condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In May 2014, the FASB issued amended guidance for recognizing revenue which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of this update is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Further, the guidance requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We are required to adopt this standard in the first quarter of fiscal 2017. Early adoption is not permitted. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
In April 2014, the FASB issued an update modifying the criteria under which asset disposal activities qualify for presentation as a discontinued operation. The amendment restricts presentation as a discontinued operation to disposals that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendments in this update are to be applied prospectively to all disposals or classifications as held for sale of components of an entity. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued. Future asset disposals will be evaluated based on this new criterion.
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

NOTE 3. BUSINESS DEVELOPMENT AND ORGANIC GROWTH
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the six months ended June 30, 2014 and for the twelve months ended December 31, 2013, we invested $38 million and $23 million, respectively, in property, plant and equipment relating to this contract.
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021 with two additional five year renewal periods upon mutual agreement of the parties. Beginning in 2016, the client will provide approximately 60% of the facility's waste capacity under the new agreement.
Niagara Energy-from-waste facility
At our Niagara EfW facility, we installed a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to new customers. The improvements, which began in 2012, were essentially complete by the second quarter of 2014. The boiler is expected to be operational in the third quarter of 2014. Capital expenditures related to these improvements were $3 million for the six months ended June 30, 2014 and $13 million for the twelve months ended December 31, 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

York Energy-from-waste facility
In May 2014, we extended the service agreement for the York EfW facility from 2015 to 2020 on substantially the same terms as the existing agreement.
Organic Growth Investments
During the six months ended June 30, 2014, we invested approximately $16 million in organic growth investments, primarily for the Niagara natural gas package boiler ($3 million), Essex particulate emissions control system ($6 million) and various metals recovery systems ($4 million).
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

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$2	$1	$3
Operating expenses	$—	$53	$1	$57
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$(51)	$—	$(54)
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $1, respectively	$—	$(51)	$—	$(53)
Write-off of capitalized development costs included in Operating expenses	$—	$47	$—	$47

The following table sets forth the assets and liabilities of the assets held for sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	June 30, 2014	December 31, 2013
Cash and cash equivalents	$1	$2
Accounts receivable	—	2
Other noncurrent assets	3	3
Assets held for sale	$4	$7
Accrued expenses and other	$1	$2
Liabilities held for sale	$1	$2

NOTE 5. EARNINGS PER SHARE (“EPS”) AND EQUITY
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations	$1	$13	$(8)	$(10)
Net loss from discontinued operations	—	(51)	—	(53)
Net income (loss) attributable to Covanta Holding Corporation	$1	$(38)	$(8)	$(63)

Basic income (loss) per share:
Weighted average basic common shares outstanding	130	129	129	129
Continuing operations	$—	$0.09	$(0.07)	$(0.08)
Discontinued operations	—	(0.39)	—	(0.41)
Basic income (loss) per share	$—	$(0.30)	$(0.07)	$(0.49)

Diluted income (loss) per share:
Weighted average basic common shares outstanding	130	129	129	129
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	—	—
Dilutive effect of convertible securities	—		—	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	131	130	129	129
Continuing operations	$—	$0.09	$(0.07)	$(0.08)
Discontinued operations	—	(0.39)	—	(0.41)
Diluted income (loss) per share	$—	$(0.30)	$(0.07)	$(0.49)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2	2	2	2
Restricted stock	—	—	1	1
Restricted stock units	—	—	—	—
Warrants	30	29	30	29
In 2009, we issued warrants in connection with the issuance of 3.25% Cash Convertible Senior Notes which matured on June 1, 2014. The warrants are exercisable only at expiration in equal tranches over a 60 day period beginning on September 2, 2014 and ending on November 26, 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of $21.05. As of June 30, 2014, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price.
Equity
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan (the “Plan”), to provide incentive compensation to non-employee directors, officers and employees, and to consolidate the two previously existing equity compensation plans into a single plan: the Company’s Equity Award Plan for Employees and Officers (the “Former Employee Plan”) and the Company’s Equity Award Plan for Directors (the “Former Director Plan,” and together with the Former Employee Plan, the “Former Plans”). Shares that were available for issuance under the Former Plans will be available for issuance under the Plan. The stockholders of the Company also approved the authorization of 6 million new shares of our common stock for issuance under the Plan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the six months ended June 30, 2014, we granted awards of 720,217 shares of restricted stock and 246,825 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the six months ended June 30, 2014, we withheld 216,477 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash dividend
Declared	$24	$22	$48	$44
Per Share	$0.18	$0.165	$0.36	$0.33
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries were as follows (in millions):

	As of June 30,
	2014	2013
Noncontrolling interests in subsidiaries, balance as of beginning of period	$4	$7
Acquisition of noncontrolling interests in subsidiaries	(8)	(2)
Net loss	—	(1)
Noncontrolling interests in subsidiaries, balance as of end of period	$(4)	$4
In June 2014, we exercised our option to acquire a nominal general partner interest held by a third party in our subsidiary which owns and operates the Southeastern Massachusetts ("Semass") Energy-from-Waste facility.

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended June 30, 2014
Operating revenues	$420	$12	$432
Depreciation and amortization expense	52	1	53
Net write-offs	7	—	7
Operating income (loss)	51	(4)	47
Three Months Ended June 30, 2013
Operating revenues	$402	$9	$411
Depreciation and amortization expense	52	—	52
Net write-offs	4	—	4
Operating income (loss)	57	(2)	55

	North America	All Other (1)	Total
Six Months Ended June 30, 2014
Operating revenues	$811	$22	$833
Depreciation and amortization expense	104	2	106
Net write-offs	16	—	16
Operating income (loss)	66	(4)	62
Six Months Ended June 30, 2013
Operating revenues	$765	$18	$783
Depreciation and amortization expense	104	1	105
Net write-offs	4	—	4
Operating income (loss)	57	(4)	53

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our international assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	June 30, 2014	December 31, 2013
LONG-TERM DEBT:
Revolving credit facility	$280	$110

Term loan	199	294
Debt discount related to Term loan	—	(1)
Term loan, net	199	293
Credit Facilities Sub-total	$479	$403
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	—

3.25% Cash Convertible Senior Notes due 2014	—	460
Debt discount related to 3.25% Cash Convertible Senior Notes	—	(13)
Cash conversion option derivative at fair value	—	78
3.25% Cash Convertible Senior Notes, net	—	525
Notes Sub-total	$1,200	$1,325
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	22	22
Tax-Exempt Bonds Sub-total	$357	$357
Total long-term debt	$2,036	$2,085
Less: current portion (includes $0 and $13 of unamortized discount, respectively, and $0 and $78 of cash conversion option derivative at fair value, respectively)	(2)	(528)
Noncurrent long-term debt	$2,034	$1,557
PROJECT DEBT:
North America project debt
4.00% - 7.00% project debt related to Service Fee structures due 2014 through 2022	$152	$167
5.248% - 8.375% project debt related to Tip Fee structures due 2014 through 2020	44	45
Unamortized debt premium, net	1	1
Total North America project debt	197	213
Other project debt	22	23
Total project debt	219	236
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(48)	(55)
Noncurrent project debt	$171	$181
TOTAL CONSOLIDATED DEBT	$2,255	$2,321
Less: Current debt	(50)	(583)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,205	$1,738

In July 2014, we refinanced a portion of our project debt related to the Delaware Valley EfW facility with tax-exempt corporate variable-rate demand bonds. For more information see Note 14. Subsequent Events.
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $199 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

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

Availability under Revolving Credit Facility
As of June 30, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of June 30, 2014	Outstanding Letters of Credit as of June 30, 2014	Availability as of June 30, 2014
Revolving Credit Facility	$1,000	2019	$280	$265	$455
During the six months ended June 30, 2014, we borrowed $391 million under the Revolving Credit Facility, and subsequently repaid $221 million.
Repayment Terms
As of June 30, 2014, the Term Loan has mandatory amortization payments of $1 million for the remainder of 2014, $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2014.
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
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We used the net proceeds of the 5.875% Notes offering for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The 5.875% Notes are subject to redemption at our option, at any time on or after March 1, 2019, in whole or in part, at the redemption prices set forth in the prospectus supplement, plus accrued and unpaid interest. At any time prior to March 1, 2017, we may redeem up to 35% of the original principal amount of the 5.875% Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount of the 5.875% Notes plus accrued and unpaid interest. At any time prior to March 1, 2019, we may also redeem the 5.875% Notes, in whole but not in part, at a price equal to 100% of the principal amount of the 5.875% Notes, plus accrued and unpaid interest and a “make-whole premium.” The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 5.875% Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 5.875% Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
On June 1, 2014, we repaid the $460 million of 3.25% Cash Convertible Senior Notes utilizing net proceeds from the March 2014 5.875% Notes issuance.
During the period from March 1, 2014 to May 30, 2014, and under certain additional limited circumstances, the 3.25% Notes were cash convertible by holders thereof (the "Cash Conversion Option"). The conversion rate was 64.6669 shares of our common stock (which represented a conversion price of approximately $15.46 per share) for the period from March 17, 2014 through March 21, 2014, and 65.3501 shares of our common stock (which represented a conversion price of approximately $15.30 per share), as adjusted for the dividend paid on April 2, 2014, for the period from March 24, 2014 to May 30, 2014. We did not deliver common stock (or any other securities) upon conversion. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes.
In connection with the issuance of 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) which we cash-settled for $83 million upon maturity of the 3.25% Notes and effectively offset our liability under the Cash Conversion Option. The income recognized as a result of changes in the credit valuation adjustment related to the note hedge was not material.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $21.05 and settle on a net share basis. The Warrants are exercisable only at expiration in equal tranches over a 60 day period beginning on September 2, 2014 and ending on November 26, 2014. For additional information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly report on Form 10-Q and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
For specific criteria related to the 3.25% Notes and details related to the Cash Conversion Option, Note Hedge and Warrants related to the 3.25% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K. For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For specific criteria related to redemption features of the Tax Exempt Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of June 30, 2014, the weekly interest rate was 0.10%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Loss on Extinguishment of Debt
During the six months ended June 30, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods.

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
We currently estimate that our ETR for the year ending December 31, 2014 will be approximately 54%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The ETR was approximately 25% and 41% for the six months ended June 30, 2014 and 2013, respectively. This decrease primarily resulted from the impact of the error correction discussed below, reductions in the tax rate from changes to the entity structure, and the decrease in the state tax rate from tax law changes.
During the second quarter of 2014, we increased goodwill and net non-current deferred income tax liabilities by $47 million to correct the purchase price allocation associated with the ARC Holdings acquisition in June 2005. This correction related to the deferred tax impact associated with partnership entities that were owned by ARC Holdings at the time of the acquisition and is immaterial to prior periods and for the three and six months ended June 30, 2014.  The correction of this error increased income tax expense by $4 million and decreased earnings per share by $0.03 per share for both the three and six months ended June 30, 2014.
Uncertain tax positions, exclusive of interest and penalties, were $128 million as of both June 30, 2014 and December 31, 2013. Included in the balance of unrecognized tax benefits as of June 30, 2014 are potential benefits of $128 million that, if recognized, would impact the effective tax rate. For both the six months ended June 30, 2014 and 2013, we recognized a net tax expense for uncertain tax positions of less than $1 million, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for both periods ended June 30, 2014 and December 31, 2013, respectively. We continue to reflect tax related interest and penalties as part of the tax provision.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Waste and service revenue unrelated to project debt	$261	$248	$496	$469
Revenue earned explicitly to service project debt - principal	5	8	10	16
Revenue earned explicitly to service project debt - interest	1	1	2	2
Total waste and service revenue	$267	$257	$508	$487
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
Operating Costs
Renewable Energy Credits
Renewable Energy Credits (“RECs”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total RECs amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations were $5 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $11 million and $5 million for the six months ended June 30, 2014 and 2013, respectively.
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $15 million and $18 million for the three months ended June 30, 2014 and 2013, respectively, and $30 million and $35 million for the six months ended June 30, 2014 and 2013, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Construction costs	$28	$32	$45	$54
Insurance subsidiary operating expenses	1	1	2	3
Defined benefit pension plan settlement gain (1)	—	—	—	(6)
Other (2)	—	(8)	—	(9)
Total other operating expenses	$29	$25	$47	$42

(1)
During the first quarter of 2013, we recorded a gain related to the final settlement of our defined benefit pension plan. For additional information, refer to Note 16. Employee Benefit Plans of the Notes to Consolidated Financial Statements in our Form 10-K.

(2)	During the three months ended June 30, 2013, we recognized operating income of $8 million related to early termination of a power purchase agreement.
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2014 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contract Intangibles (Amortization Expense)	Waste, Service and Other Contract Intangibles (Contra-Expense)
Six Months Ended June 30, 2014	$15	$(6)
Remainder of 2014	$14	$(5)
2015	25	(6)
2016	22	(6)
2017	15	(4)
2018	13	(2)
Thereafter	244	(1)
Total	$333	$(24)
During the six months ended June 30, 2014, we recorded non-cash impairment write-offs totaling $16 million related to service contract intangibles that were recorded upon acquisition in 2009. See Net Write-offs discussion below for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net write-offs
The components of net write-offs are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas segment:
Write-off of intangible asset - Hudson Valley EfW facility (1)	$—	$—	$9	$—
Write-off of intangible asset - Abington Transfer Station (2)	7	—	7	—
Write-off of loan issued for the Harrisburg EfW facility to fund certain facility improvements (3)	—	4	—	4
Total net write-offs	$7	$4	$16	$4

(1)	See Hudson Valley Energy-from-Waste Facility discussion below.

(2)	See Abington Transfer Station discussion below.

(3)	See Harrisburg Energy-from-Waste Facility discussion below.

Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. We were notified in April 2014 that we will not receive an extension of this contract, therefore, during the three months ended March 31, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset, based on the expected cash flows over the remaining life of the contract, that was recorded upon acquisition in 2009.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We expect to operate the transfer station through the end of the current contract, which expires on December 31, 2014. However, due to the dissolution of the WSA, it is not able to renew our current contract to operate the Abington transfer station. During the three months ended June 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible, based on the expected cash flows over the remaining life of the contract, that was recorded upon acquisition in 2009.
Harrisburg Energy-from-Waste Facility
During the three months ended June 30, 2013, we recorded a non-cash write-off of $4 million associated with funds advanced related to the Harrisburg EfW facility. For additional details, refer to Note 14. Supplementary Information of the Notes to Consolidated Financial Statements in our Form 10-K.
Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Debt discount accretion related to the 3.25% Notes	$5	$7	$13	$14
Fair value changes related to the cash convertible note hedge	(4)	—	(5)	(36)
Fair value changes related to the cash conversion option derivative	4	—	5	36
Total non-cash convertible debt related expense	$5	$7	$13	$14

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Goodwill
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2013	$249
Purchase price allocation correction associated with the ARC Holdings acquisition in June 2005 (See Note 8)	47
Balance as of June 30, 2014	$296
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(5)	3	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	—	—	(4)
Net current period comprehensive (loss)	(5)	(1)	—	—	(6)
Balance June 30, 2013	$(1)	$1	$—	$1	$1

Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive (loss) income before reclassifications	(2)	—	(5)	1	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net current period comprehensive (loss) income	(2)	—	(5)	1	(6)
Balance June 30, 2014	$(2)	$2	$(10)	$2	$(8)
Reclassifications out of accumulated other comprehensive income (loss) are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Six Months Ended
Accumulated Other Comprehensive Income (Loss) Component	June 30, 2013		Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$—	$(9)	Other operating expenses
Net actuarial loss	—	3	Other operating expenses
	—	(6)	Total before tax
	—	2	Tax benefit
	$—	$(4)	Net of tax

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 10. STOCK-BASED COMPENSATION
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 5. Earnings Per Share and Equity.
During the six months ended June 30, 2014, we awarded certain employees grants of 664,844 shares of restricted stock and 39,592 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2015, 2016, and 2017.
During the six months ended June 30, 2014, we awarded an additional 207,233 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
On May 8, 2014, we awarded 55,373 shares of restricted stock for annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $4 million for both the three months ended June 30, 2014 and 2013 and $8 million and $9 million for the six months ended June 30, 2014 and 2013, respectively. Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2014
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 12	1.6
Restricted Stock Units	$ 4	2.0

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2014. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2014 and December 31, 2013:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2014	December 31, 2013
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$164	$195
Money market funds	1	8	3
Total cash and cash equivalents:		172	198
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	3	4
Money market funds	1	50	52
U.S. Treasury/Agency obligations (1)	1	1	2
State and municipal obligations	1	95	97
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	15	12
Total restricted funds held in trust:		164	167
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	1	1
Money market funds (3)	1	3	5
Residential mortgage-backed securities (3)	1	1	1
Total restricted funds other:		5	7
Investments:
Mutual and bond funds (2)(3)	1	14	13
Investments available for sale:
U.S. Treasury/Agency obligations (4)	1	7	6
Residential mortgage-backed securities (4)	1	9	10
Other government obligations (4)	1	5	4
Corporate investments (4)	1	10	12
Equity securities (3)	1	3	4
Total investments:		48	49
Derivative Asset — Note Hedge	2	—	78
Total assets:		$389	$499
Liabilities:
Derivative Liability — Cash Conversion Option	2	$—	$78
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	—	0
Derivative Liability — Energy Hedges	2	15	8
Total liabilities:		$15	$86

The following financial instruments are recorded at their carrying amount (in millions).

	As of June 30, 2014		As of December 31, 2013
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (5)	$308	$308	$289	$289
Liabilities:
Long-term debt	$2,036	$2,134	$2,085	$2,092
Project debt	$219	$232	$236	$248

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.

(5)	Includes $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as of both June 30, 2014 and December 31, 2013.

Investments
Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.
As of June 30, 2014 and December 31, 2013, the cost or amortized cost of our investments approximated their fair value as unrealized gains and losses were not material. The change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of comprehensive income was not material for the three and six months ended June 30, 2014 and 2013.
The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in millions):

	As of June 30, 2014
	Amortized Cost	Fair Value
Available-for-sale:
One year or less	$6	$6
Over one year to five years	11	11
Over five years to ten years	14	14
More than ten years	—	—
Total fixed maturities	$31	$31
Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 28% and 31% of the total fixed maturities as of June 30, 2014 and December 31, 2013, respectively. Our MBS holdings were issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.
As of both June 30, 2014 and December 31, 2013, the aggregate losses from temporarily impaired investments were less than $1 million. As of June 30, 2014, two of the temporarily impaired fixed maturity investments had maturities less than 12 months and 27 had maturities greater than 12 months. The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (dollars in millions):

	As of June 30, 2014		As of December 31, 2013
Description of Investments	Fair Value	Number of Investments	Fair Value	Number of Investments
U.S. Treasury and other direct U.S. Government obligations	$3	4	$6	8
Residential mortgage-backed securities	7	15	8	18
Other government obligations	2	6	1	3
Corporate bonds	2	4	2	3
Total fixed maturities	14		17
Equity securities	—	3	—	3
Total temporarily impaired investments	$14		$17

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
Asset Derivatives:
Note Hedge	Note Hedge	$—	$78
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$—	$78
Contingent interest features of the Debentures and 3.25% Notes		$—	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2014	2013	2014	2013
Note Hedge	Non-cash convertible debt related expense	$4	$—	$5	$36
Cash Conversion Option	Non-cash convertible debt related expense	(4)	—	(5)	(36)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—	$—	$—

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes
The cash conversion option was a derivative instrument which was recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as non-cash convertible debt related expense. The note hedge was accounted for as a derivative instrument and, as such, was recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as non-cash convertible debt related expense.
The 3.25% Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the cash conversion option in addition to the principal amount of the 3.25% Notes.  The note hedge settled for $83 million and effectively offset our exposure to the cash payments in excess of the principal amount made under the cash conversion option. The income recognized as a result of changes in the credit valuation adjustment related to the note hedge was not material.
  For specific details related to the cash conversion option, note hedge and contingent interest features of the 3.25% Notes, refer to Note 7. Consolidated Debt and Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. We have entered into agreements with various financial institutions to hedge approximately 1.4 million MWh, 1.0 million MWh and 0.4 million MWh of energy production from exposure to market risk for fiscal years 2014, 2015 and 2016, respectively. As of June 30, 2014, the fair value of the energy derivatives of $15 million, pre-tax, was recorded as a current liability and as a component of AOCI. As of June 30, 2014, the amount of hedge ineffectiveness was not material.

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
California Matter. In March 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. It is our understanding that the investigation is focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorneys’ investigation. We do not believe that the investigation or any matters arising therefrom will have a material adverse effect on our condensed consolidated financial position or results of operations.
North Carolina Transformer Site Matter. In December 2012, our subsidiary, Covanta Dade Power Corp. (“Dade”) received a letter from the EPA indicating Dade was named as a PRP, along with numerous other unidentified PRPs, relating to the cleanup of the Ward Transformer Superfund Site in Raleigh, North Carolina (“Ward Site”). Dade's alleged liability as a PRP stems from the 1994 servicing at the Ward Site of a transformer alleged to have contained PCB-contaminated oil. EPA is seeking reimbursement from PRPs for its oversight costs in connection with ongoing cleanup activities at the Ward Site. While our investigation in this matter is continuing, based on information obtained to date, we believe Dade's responsibility, if any, in connection with this matter to be de minimis; and subject to indemnity by Veolia Environmental Services North America, LLC, from which we acquired Dade in 2010; however, it is not possible at this time to estimate the range of possible loss relating to Dade's ultimate liability, if any, in this matter.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Matters
Other commitments as of June 30, 2014 were as follows (in millions):

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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
For specific criteria related to redemption features of the 5.875% Notes, see Note 7. Consolidated Debt. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended June 30, 2014 and 2013 and $8 million for both the six months ended June 30, 2014 and 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. Capital expenditures related to these improvements totaled approximately $6 million during the six months ended June 30, 2014. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We expect that our total initial investment will be approximately $140 million including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the six months ended June 30, 2014 and the twelve months ended December 31, 2013, we invested $38 million and $23 million, respectively, in property, plant and equipment relating to this contract. For additional information, see Note 3. Business Development and Organic Growth.

NOTE 14. SUBSEQUENT EVENTS
Tax-Exempt Corporate Bonds

On July 1, 2014, we issued $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2014 and our results of operations for the six months ended June 30, 2014, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2013 (“Form 10-K”), to which the reader is directed for additional information.
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
OVERVIEW
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), and also owns and operates related waste transport and disposal and other renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions. Energy-from-waste is also considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 45 EfW facilities which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric) and 18 transfer stations. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business. We hold equity interests in energy-from-waste facilities in China and Italy.
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

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following during the first six months of 2014:
Capital Access and Allocation
During the first six months of 2014, we:

•
increased our quarterly cash dividend by 9% to $0.72 per share on an annualized basis, and announced our expectation to further increase our dividend to $1.00 per share on an annualized basis beginning in the third quarter of 2014;

•	issued $400 million of 5.875% senior notes due March 2024 to fund the repayment of $460 million of 3.25% Cash Convertible Notes which matured on June 1, 2014; and

•	amended our Credit Facilities to:

◦	extend the termination date of our Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019;

◦	increase the aggregate amount of the Revolving Credit Facility by $100 million to $1.0 billion; and

◦	lower the pricing on our Term Loan due 2019 by 0.25% from the prior rate.
Asset Management
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021 with two additional five year renewal periods upon mutual agreement of the parties. Beginning in 2016, the client will provide approximately 60% of the facility's waste capacity under the new agreement.
Niagara Energy-from-waste facility
At our Niagara EfW facility, we installed a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to new customers. The improvements, which began in 2012, were essentially completed by the second quarter of 2014. The boiler is expected to be operational in the third quarter of 2014. Capital expenditures related to these improvements were $3 million for the six months ended June 30, 2014 and $13 million for the twelve months ended December 31, 2013.
York Energy-from-waste facility
In May 2014, we extended the service agreement for the York EfW facility from 2015 to 2020 on substantially the same terms as the existing agreement.

Organic Growth Investments
During the six months ended June 30, 2014, we invested approximately $16 million in various organic growth investments, primarily for the Niagara natural gas package boiler ($3 million), Essex particulate emissions control system ($6 million) and various metals recovery systems ($4 million).

Growth Investments (in millions):	Six Months Ended June 30, 2014
Organic growth investments	$16
New York City contract (intermodal equipment purchases and enhancements to existing facilities)	38
Total Organic Growth Investments and New York City contract	$54
Cost Savings Initiatives
In June 2014, we announced that we are implementing several initiatives to improve process efficiency and reduce ongoing expenses across our business. We are targeting cost savings that we expect to benefit Adjusted EBITDA by approximately $30 million in 2015. It is expected that the initiatives will not materially impact Adjusted EBITDA in 2014, as the costs of implementation will generally be expected to be offset by initial savings.  The initiatives can be categorized under two broad themes:
1. Reducing costs of goods and services.  This will be driven by:

•	New strategic procurement practices to further leverage our scale and purchasing power; and

•	A multi-year effort to increase labor efficiency during maintenance outages. This is planned to be accomplished with a combination of best practices, enhanced planning and modest capital investments.
2. Reducing staff during the second half of 2014 by improving process efficiency and implementing best practices including:

•	Upgrading and leveraging existing information technology systems to streamline processes; and

•	Centralization and reorganization of certain overhead functions, including accounting, finance, and procurement.

Business Outlook
In 2014 and beyond, we expect that our financial results will be affected by several factors, including: market price movements, contract transitions, organic growth and acquisitions, and our ability to manage facility production and operating costs. Based upon current assumptions for market prices upon contract expirations, future contract transitions in the aggregate are expected to adversely impact our financial results; however, we expect that these impacts will be more than offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and increased special waste revenue, cost efficiencies expected under our recently announced cost savings initiatives and our new contract with New York City.
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
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.
Performance - Our EfW facilities have historically demonstrated consistent reliability; in 2013 our average boiler availability was 92%. We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air and water-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors included in our Form 10-K. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
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
The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	18	7	16
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
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
Our 2014 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)	Full Year 2014E As of July 1, 2014
EfW
At Market	0.9
Contracted & Hedged	4.7
Total EfW	5.6
Biomass (b)
At Market	0.4
Contracted	0.3
Total Biomass	0.7
Total	6.3

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
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$267	$257	$267	$257	$10	$10
Recycled metals revenues	25	17	25	17	8	8
Energy revenues	110	103	99	96	7	3
Other operating revenues	30	34	29	32	(4)	(3)
Total operating revenues	432	411	420	402	21	18
OPERATING EXPENSES:
Plant operating expenses	268	250	259	241	18	18
Other operating expenses	29	25	28	24	4	4
General and administrative expenses	26	21	25	21	5	4
Depreciation and amortization expense	53	52	52	52	1	—
Net interest expense on project debt	2	4	2	3	(2)	(1)
Net write-offs	7	4	7	4	3	3
Total operating expenses	385	356	373	345	29	28
Operating income	$47	$55	$47	$57	$(8)	$(10)

Plus: Net write-offs	$7	$4	$7	$4
Operating income excluding Net write-offs:	$54	$59	$54	$61	$(5)	$(7)
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$508	$487	$507	$486	$21	$21
Recycled metals revenues	46	33	46	33	13	13
Energy revenues	230	205	210	191	25	19
Other operating revenues	49	58	48	55	(9)	(7)
Total operating revenues	833	783	811	765	50	46
OPERATING EXPENSES:
Plant operating expenses	550	530	532	513	20	19
Other operating expenses	47	42	46	40	5	6
General and administrative expenses	47	42	46	41	5	5
Depreciation and amortization expense	106	105	104	104	1	—
Net interest expense on project debt	5	7	5	6	(2)	(1)
Net write-offs	16	4	16	4	12	12
Total operating expenses	771	730	749	708	41	41
Operating income	$62	$53	$62	$57	$9	$5

Plus: Net write-offs	$16	$4	$16	$4
Operating income excluding Net write-offs:	$78	$57	$78	$61	$21	$17

Operating Revenues
Waste and Service Revenues
For the three month comparative period, waste and service revenues on both a consolidated and North America segment basis increased by $10 million.
Waste and service revenues from EfW operations were slightly up year-over-year, impacted by the following:

•
same store revenues increased by $1 million, or 0.4%, driven by $4 million in price improvement due to contract escalation and special waste growth, offset by a $3 million reduction in revenue due to volume, as relatively less waste was processed at tip fee facilities (which earn revenue on a per-ton basis) as compared to service fee facilities (which earn a fixed operating fee);

•	an acquisition contributed $5 million; and

•	revenue earned explicitly to service project debt decreased by $4 million.
Revenue from non-EfW operations increased by $9 million primarily due to new transfer stations.
For the six month comparative period, waste and service revenues on both a consolidated and North America segment basis increased by $21 million.
Waste and service revenues from EfW operations increased $13 million year-over-year, impacted by the following:

•	same store revenues increased by $12 million, or 2.7%, including $8 million in price improvement due to contract escalation and special waste growth, and $4 million in volume growth;

•	an acquisition contributed $9 million; and

•	revenue earned explicitly to service project debt decreased by $7 million.
Revenue from non-EfW operations increased by $8 million primarily due to new transfer stations.

Consolidated (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
Waste and service revenue unrelated to project debt	$261	$248	$496	$469	$13	$27
Revenue earned explicitly to service project debt - principal	5	8	10	16	(3)	(6)
Revenue earned explicitly to service project debt - interest	1	1	2	2	—	—
Total waste and service revenue	$267	$257	$508	$487	$10	21

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
Contracted	3.9	3.7	7.4	7.1	0.2	0.3
Internalization from Transfer Stations	0.3	0.1	0.4	0.3	0.2	0.1
Uncontracted	0.6	0.8	1.4	1.5	(0.2)	(0.1)
Total Tons	4.8	4.7	9.2	8.8	0.1	0.4
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenues
For the three month comparative period, recycled metals revenues on both a consolidated and North America segment basis increased by $8 million.
Recycled metals revenues from EfW operations increased $7 million year-over-year, driven by $5 million from higher volume of recovered metals, primarily as a result of the installation of new recovery systems, as well as $2 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices.

For the six month comparative period, recycled metals revenues on both a consolidated and North America segment basis increased by $13 million.
Recycled metals revenues from EfW increased $11 million year-over-year, impacted by the following:

•
same store revenues increased by $10 million, driven by $7 million from higher volume of recovered metals, primarily as a result of the installation of new recovery systems, as well as $3 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices; and

•	an acquisition contributed $1 million.
Revenue from non-EfW operations increased by $2 million.

	For the Quarters Ended
Recycled Metal Revenues (in millions):	2014	2013	2012
March 31,	$21	$16	$20
June 30,	25	17	18
September 30,	—	19	17
December 31,	—	21	17
Total for the Year Ended December 31,	N/A	$73	$72

	Three Months Ended June 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2014	2013	2014	2013
Ferrous Metal	$18	$13	85	75
Non-Ferrous Metal	7	4	8	5
Total	$25	$17

(1) Covanta share only.

Energy Revenues
For the three month comparative period, energy revenues on a consolidated basis increased by $7 million.
Energy revenues from EfW operations increased $7 million year-over-year, impacted by the following:

•	same store revenues increased by $7 million, driven by $4 million in higher energy pricing and $3 million in higher energy production;

•	an acquisition contributed $1 million; and

•	revenue in connection with the transition of energy contracts to market prices declined by $3 million.
Energy revenue from non-EfW operations increased by $1 million, with $3 million in higher steam revenue from a facility in China, partially offset by a $2 million decrease in revenue from biomass operations, primarily due to the benefit related to a retroactive contract pricing adjustment in 2013 that did not repeat in 2014.

For the six month comparative period, energy revenues on a consolidated basis increased by $25 million.
Energy revenues from EfW operations increased $14 million year-over-year, impacted by the following:

•
same store revenues increased by $11 million, driven by $10 million in higher energy pricing, primarily resulting from cold weather energy demands in the first quarter, and $1 million in higher energy production; and

•	an acquisition contributed $3 million.
Energy revenue from non-EfW operations increased by $11 million, driven by a $5 million increase in revenue from biomass operations due to higher energy prices and $6 million in higher steam revenue from a facility in China.

Energy Sales Revenue and MWh by Contract Status and Facility Type
(in millions)

	Three Months Ended June 30,
	2014			2013			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$10	0.22	15%	$9	0.25	17%
Contracted	62	0.80	52%	64	0.84	58%
Hedged	15	0.34	22%	9	0.21	14%
Total EfW	$87	1.36	89%	$82	1.30	89%	$5	0.06
Biomass
At Market	$4	0.09	6%	$3	0.08	6%
Contracted	8	0.08	5%	11	0.07	5%
Total Biomass	$12	0.17	11%	$14	0.15	11%	$(2)	0.02
Total	$99	1.53	100%	$96	1.45	100%	$3	0.08

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decreases of $4 million and $9 million in other operating revenues for the three and six month comparative periods, respectively, were primarily due to lower construction revenue.

Operating Expenses
Plant Operating Expenses
For the three month comparative period, plant operating expenses on both a consolidated and North America segment basis increased by $18 million.
Plant operating expenses from EfW operations increased $9 million year-over-year, impacted by the following:

•	same store expenses were flat, excluding the benefit from insurance recoveries of $3 million in the second quarter of 2013; and

•	an acquisition increased plant operating expenses by $6 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $8 million, with additional expenses from new transfer stations ($6 million) partially offset by the benefit of higher renewable energy credits which are accounted for as a contra expense ($1 million).

For the six month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $20 million and $19 million, respectively.
Plant operating expenses from EfW operations increased $9 million year-over-year, impacted by the following:

•
same store expenses decreased by $2 million, primarily due to lower plant maintenance expense ($10 million) partially offset by higher fuel expense incurred primarily as a result of cold weather in the first quarter of 2014 ($5 million) and insurance recoveries that occurred in the second quarter of 2013 ($3 million); and

•	an acquisition increased plant operating expenses by $12 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $9 million, with additional expenses from new transfer stations ($9 million) and higher wood fuel cost at our biomass facilities ($3 million) partially offset by the benefit of higher renewable energy credits which are accounted for as a contra expense ($5 million).
Consolidated plant operating expenses further increased by $1 million due to higher fuel costs at a facility in China.

North America segment (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
Plant Operating Expenses:
Plant maintenance (1)	$62	$63	$145	$151	$(1)	$(6)
All other	197	178	387	362	19	25
Plant operating expenses	$259	$241	$532	$513	18	19

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.

Other Operating Expenses
Other operating expenses in our North America segment increased by $4 million for the three month comparative period primarily due to an energy contract termination payment in the second quarter of 2013 ($8 million), offset by lower construction expense ($4 million). For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
Other operating expenses in our North America segment increased by $6 million for the six month comparative period primarily due to the net change in pension plan settlement expense related to the termination of our defined benefit pension plan in the first quarter of 2013 ($6 million), an energy contract termination payment in the second quarter of 2013 ($8 million), offset by lower construction expense ($9 million). For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses increased by $5 million for the three and six month comparative periods primarily due to additional expenses incurred related to cost saving initiatives.
Net Write-offs
During the three months ended June 30, 2014, we recorded a non-cash write-off of $7 million related to the intangible asset for the Abington transfer station that was recorded upon acquisition in 2009. During the three months ended June 30, 2013, a non-cash write-off of $4 million associated with funds advanced related to the Harrisburg EfW facility was recorded. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information.
For the six months ended June 30, 2014, total net write-offs increased by $12 million, consisting of the items discussed above and a non-cash write-off of $9 million related to an intangible asset for the Hudson Valley EfW facility associated with the contract we assumed in a 2009 acquisition. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information.

Operating Income
Excluding the net write-offs discussed above, operating income decreased by $5 million on a consolidated basis for the three month comparative period. In our North America segment, operating income decreased by $7 million, primarily due to items in the second quarter of 2013 (an energy contract termination payment of $8 million and insurance recoveries of $3 million) that did not reoccur in 2014, partially offset by higher recycled metals and energy revenues. Operating income from our international operations improved by $2 million primarily due to increased steam sales at a facility in China.
Excluding the net write-offs discussed above, operating income increased by $21 million on a consolidated basis for the six month comparative period. In our North America segment, operating income increased by $17 million, primarily due to higher energy, waste and service, and recycled metals revenues, as well as lower plant maintenance expense, partially offset by higher fuel costs, the net change in pension plan settlement expense, and the $11 million of items in the second quarter of 2013 noted above that didn’t reoccur in 2014. Operating income from our international operations improved by $4 million primarily due to increased steam sales at a facility in China and lower development spending.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended June 30, 2014 and 2013
Other Expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
	(In millions)
Other expenses:
Interest expense	$33	$29	$62	$58	$4	$4
Non-cash convertible debt related expense	5	7	13	14	(2)	(1)
Loss on extinguishment of debt	—	—	2	1	—	1
Total other expenses	$38	$36	$77	$73	2	4
During the six months ended June 30, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods. See Liquidity and Capital Resources discussion below.
Income Tax (Expense) Benefit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(10)	$(7)	$4	$9	$(3)	$(5)

Effective income tax rate	114%	42%	(25)%	(41)%	N/A	N/A
The decrease in the effective tax rate for the six month comparative period was primarily due to the increase in tax expense resulting from the correction of an error, reductions in the tax rate from changes to the entity structure, and the decrease in the state tax rate from tax law changes. We currently estimate our annual effective tax rate for the year ending December 31, 2014 to be approximately 54%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 8. Income Taxes.

Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings (Loss) Per Share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Six Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$1	$13	$(8)	$(10)	$(12)	$2
Discontinued operations (1)	—	(51)	—	(53)	51	53
Net Income (Loss) Attributable to Covanta Holding Corporation	$1	$(38)	$(8)	$(63)	39	55

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$—	$0.09	$(0.07)	$(0.08)	$(0.09)	$0.01
Discontinued operations	—	(0.39)	—	(0.41)	0.39	0.41
Covanta Holding Corporation	$—	$(0.30)	$(0.07)	$(0.49)	0.30	0.42
Weighted Average Shares	130	129	129	129	1	—

Diluted
Continuing operations	$—	$0.09	$(0.07)	$(0.08)	$(0.09)	$0.01
Discontinued operations	—	(0.39)	—	(0.41)	0.39	0.41
Covanta Holding Corporation	$—	$(0.30)	$(0.07)	$(0.49)	0.30	0.42
Weighted Average Shares	131	130	129	129	1	—

Cash Dividend Declared Per Share (1)	$0.18	$0.165	$0.36	$0.33	0.015	0.03

Adjusted EPS — Non-GAAP: (2)	$0.04	$0.12	$0.02	$(0.07)	(0.08)	0.09

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2014 and 2013, respectively, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Continuing Operations - Diluted Earnings (Loss) Per Share	$—	$0.09	$(0.07)	$(0.08)
Reconciling Items (1)	0.04	0.03	0.09	0.01
Adjusted EPS	$0.04	$0.12	$0.02	$(0.07)

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2014	2013	2014	2013
Operating loss related to insurance subsidiaries	$—	$1	$1	$1
Net write-offs (1)	7	4	16	4
Severance and reorganization costs (2)	2	—	3	—
Pension plan settlement gain	—	—	—	(6)
Loss on extinguishment of debt	—	—	2	1
Effect of foreign exchange gain on indebtedness	1	—	—	—
Total reconciling items, pre-tax	10	5	22	—
Pro forma income tax impact	(5)	(2)	(11)	—
Total reconciling items, net of tax	$5	$3	$11	$—

Diluted Earnings Per Share Impact	$0.04	$0.03	$0.09	$0.01
Weighted Average Diluted Shares Outstanding	131	130	129	129

(1)	See Results of Operations - Net Write-offs discussion above.

(2)	Includes certain costs incurred in connection with costs savings initiatives.
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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2014. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss) from Continuing Operations Attributable to Covanta Holding Corporation	$1	$13	$(8)	$(10)
Operating loss related to insurance subsidiaries	—	1	1	1
Depreciation and amortization expense	53	52	106	105

Debt service:
Net interest expense on project debt	2	4	5	7
Interest expense	33	29	62	58
Non-cash convertible debt related expense	5	7	13	14
Subtotal debt service	40	40	80	79

Income tax expense (benefit)	10	7	(4)	(9)
Net write-offs (1)	7	4	16	4
Pension plan settlement gain	—	—	—	(6)
Loss on extinguishment of debt	—	—	2	1
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	(1)

Other adjustments:
Debt service billing in excess of revenue recognized	2	1	2	8
Severance and reorganization costs (2)	2	—	3	—
Non-cash compensation expense	4	4	8	9
Other non-cash item (1)	2	2	2	4
Subtotal other adjustments	10	7	15	21
Total adjustments	120	111	216	195
Adjusted EBITDA	$121	$124	$208	$185

(1)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

(2)	Includes certain costs incurred in connection with costs savings initiatives.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash flow provided by operating activities from continuing operations	$41	$40	$143	$104
Cash flow (used in) provided by operating activities from insurance subsidiaries	(1)	2	—	3
Debt service	40	40	80	79

Change in working capital	51	50	8	17
Change in restricted funds held in trust	(1)	1	(1)	(8)
Non-cash convertible debt related expense	(5)	(7)	(13)	(14)
Equity in net income from unconsolidated investments	2	1	3	—
Dividends from unconsolidated investments	(10)	(5)	(10)	(6)
Current tax provision	1	2	(5)	(3)
Other	3	—	3	13
Sub-total:	41	42	(15)	(1)
Adjusted EBITDA	$121	$124	$208	$185
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
On July 1, 2014, we issued $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014.
On June 1, 2014, we repaid the $460 million of 3.25% Cash Convertible Senior Notes upon maturity. Additionally, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes and we settled the Note Hedge for $83 million effectively offsetting our exposure to the cash payments in excess of the principal amount made under the Cash Conversion Option.
In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. We used the net proceeds of the 5.875% Notes offering for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
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
As of June 30, 2014, Covanta Energy had $1.2 billion in credit facilities, which include a $1.0 billion Revolving Credit Facility which expires in 2019. As of June 30, 2014, our available liquidity was as follows (in millions):

As of June 30, 2014
Unrestricted Cash and Cash Equivalents	$172
Borrowings available under Revolving Credit Facility	455
Total available liquidity	$627
In addition, as of June 30, 2014, we had restricted cash of $164 million, of which $43 million was designated for future payment of project debt principal.
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
2014 Dividends
During the first quarter of 2014, we increased our quarterly cash dividend by 9%, to $0.72 per share on an annualized basis. During the second quarter of 2014, we announced our expectation to further increase our dividend to $1.00 per share on an annualized basis beginning in the third quarter of 2014.
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regular cash dividend
Declared	$24	$22	$48	$44
Per Share	$0.18	$0.165	$0.36	$0.33
Sources and Uses of Cash Flow from Continuing Operations for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase (Decrease) 2014 vs 2013
	2014	2013
	(Unaudited, in millions)
Net cash provided by operating activities	$143	$104	$39
Net cash used in investing activities	(114)	(125)	(11)
Net cash used in financing activities	(53)	(23)	(30)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	(1)
Net decrease in cash and cash equivalents	$(25)	$(44)	19
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2014 was $143 million, an increase of $39 million from the prior year period. The increase was primarily due to improved operating results.
Net cash used in investing activities from continuing operations for the six months ended June 30, 2014 was $114 million, a net decrease of $11 million from the prior year period. The decrease was primarily due to lower payments for the acquisition of noncontrolling interests of $14 million and lower outflows for the purchase of marketable securities of $11 million, offset by higher outflows for the purchase of property, plant and equipment of $18 million.
Net cash used in financing activities from continuing operations for the six months ended June 30, 2014 was $53 million, a net change of $30 million from the prior period. The net increase was primarily driven by the $460 million repayment of the 3.25% Cash Convertible Notes, voluntary repayment of $95 million of the Term Loan, and higher cash dividends paid to stockholders in 2014 of $23 million, offset by the issuance of $400 million of the 5.875% Senior Notes, increased net borrowings under the Revolving Credit Facility of $84 million, lower project debt repayments of $9 million, and lower stock repurchases of $34 million.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2014 and 2013, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash flow provided by operating activities from continuing operations	$41	$40	$143	$104
Plus: Cash flow (provided by) used in operating activities from insurance activities	(1)	2	—	3
Less: Maintenance capital expenditures (1)	(25)	(19)	(61)	(57)
Free Cash Flow	$15	$23	$82	$50

Weighted Average Diluted Shares Outstanding	131	130	129	129

Uses of Free Cash Flow
Investments:
Acquisition of noncontrolling interests in subsidiary	$—	$—	$—	$(14)
Non-maintenance capital expenditures (1)	(18)	(15)	(54)	(40)
Other investing activities, net (1)	2	(4)	1	(14)
Total investments	$(16)	$(19)	$(53)	$(68)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(23)	$(22)	$(45)	$(22)
Common stock repurchased	—	(10)	—	(34)
Total return of capital to stockholders	$(23)	$(32)	$(45)	$(56)

Capital raising activities:
Net proceeds from issuance of corporate debt (3)	$—	$—	$393	$—
Other financing activities, net	(2)	(3)	5	(18)
Net proceeds from capital raising activities	$(2)	$(3)	$398	$(18)

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(461)	$(1)	$(461)	$(2)
Payments related to Cash Conversion Option	(83)	—	(83)	—
Proceeds from the settlement of Note Hedge	83	—	83	—
Net cash used for scheduled principal payments on project debt (4)	(10)	(13)	(17)	(32)
Voluntary prepayment of corporate debt	—	—	(95)	—
Fees incurred for debt refinancing	—	—	(3)	(1)
Total debt repayments	$(471)	$(14)	$(576)	$(35)

Borrowing activities - Revolving credit facility, net	$280	$39	$170	$86

Effect of exchange rate changes on cash and cash equivalents	$—	$—	$(1)	$—
Net change in cash and cash equivalents	$(217)	$(6)	$(25)	$(41)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$(25)	$(19)	$(61)	$(57)

Capital expenditures associated with organic growth initiatives	(8)	(15)	(16)	(40)
Capital expenditures associated with the New York City contract	(10)	—	(38)	—
Total capital expenditures associated with organic growth initiatives, technology development and New York City contract	(18)	(15)	(54)	(40)
Total purchases of property, plant and equipment	$(43)	$(34)	$(115)	$(97)

(2)	Other investing activities is primarily comprised of net payments from the purchase/sale of investment securities.

(3)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from borrowings on long-term debt	$—	$—	$400	$—
Less: Financing costs related to issuance of long-term debt	—	—	(7)	—
Net proceeds from issuance of corporate debt	$—	$—	$393	$—

(4)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total scheduled principal payments on project debt	$(9)	$(13)	$(18)	$(29)
(Increase) decrease in related restricted funds held in trust	(1)	—	1	(3)
Net cash used for principal payments on project debt	$(10)	$(13)	$(17)	$(32)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2014, we had unrestricted cash and cash equivalents of $172 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	June 30, 2014	December 31, 2013
	(in millions)
Domestic	$18	$21
International	148	174
Insurance Subsidiary	6	3
Total Cash and Cash Equivalents	$172	$198
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $199 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

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
Availability under Revolving Credit Facility
As of June 30, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of June 30, 2014	Outstanding Letters of Credit as of June 30, 2014	Availability as of June 30, 2014
Revolving Credit Facility	$1,000	2019	$280	$265	$455
During the six months ended June 30, 2014, we borrowed $391 million under the Revolving Credit Facility, and subsequently repaid $221 million.
Repayment Terms
As of June 30, 2014, the Term Loan has mandatory amortization payments of $1 million for the remainder of 2014, $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 7. Consolidated Debt. As of June 30, 2014, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of June 30, 2014		As of December 31, 2013
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$280	$280	$110	$110
Term Loan due 2019	199	199	295	293
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	—	—
3.25% Cash Convertible Senior Notes due 2014	—	—	460	525
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	357	357	357	357
Total corporate debt (including current portion)	$2,036	$2,036	$2,022	$2,085

Project Debt:
Domestic project debt - service fee facilities	$151	$152	$167	$168
Domestic project debt - tip fee facilities	44	44	45	45
International project debt	22	22	23	23
Total project debt (including current portion)	$217	$218	$235	$236

Total Debt Outstanding	$2,253	$2,254	$2,257	$2,321

As of June 30, 2014, the maturities of debt, excluding premiums are as follows (in millions):

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$280	$280
Term Loan	1	2	2	2	2	190	199
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	357	357
Project Debt	36	40	17	19	20	85	217
Total	$37	$42	$19	$21	$22	$2,112	$2,253

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
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We used the net proceeds of the 5.875% Notes offering for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
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
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
On June 1, 2014, we repaid the $460 million of 3.25% Cash Convertible Senior Notes utilizing net proceeds from the March 2014 5.875% Notes issuance.
During the period from March 1, 2014 to May 30, 2014, and under certain additional limited circumstances, the 3.25% Notes were cash convertible by holders thereof (the "Cash Conversion Option"). The conversion rate was 64.6669 shares of our common stock (which represented a conversion price of approximately $15.46 per share) for the period from March 17, 2014 through March 21, 2014, and 65.3501 shares of our common stock (which represented a conversion price of approximately $15.30 per share), as adjusted for the dividend paid on April 2, 2014, for the period from March 24, 2014 to May 30, 2014. We did not deliver common stock (or any other securities) upon conversion. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes.
In connection with the issuance of 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) which we cash-settled for $83 million upon maturity of the 3.25% Notes and effectively offset our liability under the Cash Conversion Option. The income recognized as a result of changes in the credit valuation adjustment related to the note hedge was not material.
In connection with the issuance of the 3.25% Notes, we also sold warrants (the “Warrants”), correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $21.05 and settle on a net share basis. The Warrants are exercisable only at expiration in equal tranches over a 60 day period beginning on September 2, 2014 and ending on

November 26, 2014. For additional information, see Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly report on Form 10-Q and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
For specific criteria related to the 3.25% Notes and details related to the Cash Conversion Option, Note Hedge and Warrants related to the 3.25% Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K. For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the 3.25% Notes, see Note 12. Derivative Instruments.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of June 30, 2014, the weekly interest rate was 0.10%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of June 30, 2014, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
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

	As of June 30, 2014		As of December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$29	$14	$31	$14
Debt service funds - interest	3	—	4	—
Total debt service funds	32	14	35	14
Revenue funds	3	—	3	—
Other funds	15	100	3	112
Total	$50	$114	$41	$126
Of the $164 million in total restricted funds as of June 30, 2014, approximately $43 million was designated for future payment of project debt principal.

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
Other commitments as of June 30, 2014 were as follows (in millions):

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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. These arise as follows:

•	holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds if a fundamental change occurs; and

•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.
For specific criteria related to redemption features of the 5.875% Notes, see Liquidity and Capital Resources above. For specific criteria related to contingent interest, conversion or redemption features of the 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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

Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. Capital expenditures related to these improvements totaled approximately $6 million during the six months ended June 30, 2014. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management in our Form 10-K.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the six months ended June 30, 2014 and the twelve months ended December 31, 2013, we invested $38 million and $23 million, respectively, in property, plant and equipment relating to this contract.
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
During both the six months ended June 30, 2014 and 2013, construction working capital reduced cash flow from operations by $29 million. During the year ended December 31, 2013, construction working capital reduced cash flow from operations by $6 million. For the year ended December 31, 2014, we expect construction working capital to reduce cash flow from operations by $35 million to $45 million, and then increase cash flow from operations by a similar amount during the year ended December 31, 2015 when we receive final payments related to our Durham York construction project. For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow for the Three Months Ended March 31, 2014 and 2013 and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended June 30, 2014 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Except as discussed below under Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes, there have been no material changes during the six months ended June 30, 2014 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes
The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash- settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option. The income recognized as a result of changes in the credit valuation adjustment related to the Note Hedge was not material.
For additional information related to the settlement of the 3.25% Notes, Cash Conversion Option, and Note Hedge, see Item 1. Financial Statements — Note 7. Consolidated Debt and Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1†*
Covanta Holding Corporation 2014 Equity Award Plan (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated May 8, 2014 and filed with the SEC on May 9, 2014).

10.2*	Covanta Holding Corporation Form of Restricted Stock Award Agreement for Officers and Employees.
10.3*	Covanta Holding Corporation Form of Restricted Stock Award Agreement for Directors.
10.4*	Covanta Holding Corporation Form of TSR Award Agreement.
10.5*	Covanta Holding Corporation Form of Stock Option Award Agreement for Directors.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ BRADFORD J. HELGESON
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

By:	/S/ NEIL C. ZIESELMAN
Neil C. Zieselman
Vice President and Chief Accounting Officer
Date: August 8, 2014