Form 10-Q/A
period 2014-06-30
COVANTA HOLDING CORP
filed 2014-08-11
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

EXPLANATORY NOTE

Covanta Holding Corporation is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission on August 8, 2014, for the sole purpose of deleting Exhibit 99.2 which was inadvertently attached to the Form 10-Q.  Except for the deletion of Exhibit 99.2, this Form 10-Q/A restates the Form 10-Q in its entirety.

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