Form 10-Q
period 2014-09-30
COVANTA HOLDING CORP
filed 2014-10-23
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 16, 2014
Common Stock, $0.10 par value	131,066,483

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$252	$255	$760	$742
Recycled metals revenues	26	19	72	52
Energy revenues	120	117	350	322
Other operating revenues	16	34	65	92
Total operating revenues	414	425	1,247	1,208
OPERATING EXPENSES:
Plant operating expenses	248	230	798	760
Other operating expenses	19	27	66	69
General and administrative expenses	26	20	73	62
Depreciation and amortization expense	52	52	158	157
Net interest expense on project debt	3	3	8	10
Net write-offs	48	12	64	16
Total operating expenses	396	344	1,167	1,074
Operating income	18	81	80	134
Other expenses:
Interest expense	(30)	(30)	(92)	(88)
Non-cash convertible debt related expense	—	(7)	(13)	(21)
Loss on extinguishment of debt	—	—	(2)	(1)
Total other expenses	(30)	(37)	(107)	(110)
(Loss) income from continuing operations before income tax benefit (expense) and equity in net income from unconsolidated investments	(12)	44	(27)	24
Income tax benefit (expense)	16	(20)	20	(11)
Equity in net income from unconsolidated investments	2	4	5	4
Income (loss) from continuing operations	6	28	(2)	17
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $1, respectively	—	—	—	(53)
NET INCOME (LOSS)	6	28	(2)	(36)
Less: Net loss from continuing operations attributable to noncontrolling interests in subsidiaries	—	—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$6	$28	$(2)	$(35)

Amounts Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$6	$28	$(2)	$18
Discontinued operations	—	—	—	(53)
Net Income (Loss) Attributable to Covanta Holding Corporation	$6	$28	$(2)	$(35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per share amounts)
Income (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.05	$0.22	$(0.02)	$0.14
Discontinued operations	—	—	—	(0.41)
Covanta Holding Corporation	$0.05	$0.22	$(0.02)	$(0.27)
Weighted Average Shares	130	129	130	129

Diluted
Continuing operations	$0.05	$0.22	$(0.02)	$0.14
Discontinued operations	—	—	—	(0.41)
Covanta Holding Corporation	$0.05	$0.22	$(0.02)	$(0.27)
Weighted Average Shares	131	130	130	130

Cash Dividend Declared Per Share:	$0.25	$0.165	$0.61	$0.495

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In millions)
Net income (loss)	$6	$28	$(2)	$(36)
Foreign currency translation	(5)	2	(7)	(3)
Adjustment for defined benefit pension plan settlement, net of tax benefit of $0, $0, $0 and $2, respectively	—	—	—	(4)
Pension and postretirement plan unrecognized benefits, net of tax expense of $0, $0, $0 and $1, respectively	—	—	—	3
Net unrealized (loss) gain on derivative instruments, net of tax benefit of $1, $0, $4 and $0, respectively	(6)	1	(11)	1
Net unrealized loss on available for sale securities, net of tax expense of $0, $0, $0 and $0, respectively	(1)	(1)	—	(1)
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(12)	2	(18)	(4)
Comprehensive (loss) income	(6)	30	(20)	(40)
Less:
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	1
Comprehensive loss attributable to noncontrolling interests in subsidiaries	—	—	—	1
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(6)	$30	$(20)	$(39)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$87	$195
Restricted funds held in trust	68	41
Receivables (less allowances of $6 and $4, respectively)	282	264
Unbilled service receivables	9	16
Deferred income taxes	39	25
Note Hedge	—	78
Prepaid expenses and other current assets	102	100
Assets held for sale	52	71
Total Current Assets	639	790
Property, plant and equipment, net	2,621	2,636
Restricted funds held in trust	161	126
Unbilled service receivables	9	13
Waste, service and energy contracts, net	324	364
Other intangible assets, net	18	20
Goodwill	302	249
Investments in investees and joint ventures	42	47
Other assets	171	133
Total Assets	$4,287	$4,378
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$4	$528
Current portion of project debt	39	55
Accounts payable	43	24
Accrued expenses and other current liabilities	264	250
Liabilities held for sale	45	49
Total Current Liabilities	395	906
Long-term debt	1,989	1,557
Project debt	226	181
Deferred income taxes	768	722
Waste and service contracts, net	22	30
Other liabilities	79	71
Total Liabilities	3,479	3,467
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 131 and 130 shares, respectively)	14	14
Additional paid-in capital	789	790
Accumulated other comprehensive loss	(20)	(2)
Accumulated earnings	24	106
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders equity	806	907
Noncontrolling interests in subsidiaries	2	4
Total Equity	808	911
Total Liabilities and Equity	$4,287	$4,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(2)	$(36)
Less: Loss from discontinued operations, net of tax expense	—	(53)
(Loss) income from continuing operations	(2)	17
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	158	157
Amortization of long-term debt deferred financing costs	5	6
Amortization of debt premium and discount	(1)	(1)
Net write-offs	64	16
Pension plan settlement gain	—	(6)
Loss on extinguishment of debt	2	1
Non-cash convertible debt related expense	13	21
Stock-based compensation expense	15	12
Equity in net income from unconsolidated investments	(5)	(4)
Dividends from unconsolidated investments	10	7
Deferred income taxes	(13)	8
Other, net	3	(10)
Change in restricted funds held in trust	14	17
Change in working capital	1	34
Total adjustments for continuing operations	266	258
Net cash provided by operating activities from continuing operations	264	275
Net cash provided by (used in) operating activities from discontinued operations	1	(8)
Net cash provided by operating activities	265	267
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	6	6
Purchase of investment securities	(4)	(15)
Purchase of property, plant and equipment	(152)	(140)
Change in restricted funds held in trust	(20)	—
Acquisition of business, net of cash acquired	(13)	(49)
Acquisition of noncontrolling interest in subsidiary	(12)	(14)
Property insurance proceeds	—	4
Other, net	(6)	(2)
Net cash used in investing activities from continuing operations	(201)	(210)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(201)	(210)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	412	22
Payment of deferred financing costs	(36)	(1)
Principal payments on long-term debt	(557)	(2)
Payments related to Cash Conversion Option	(83)	—
Proceeds from settlement of Note Hedge	83	—
Principal payments on project debt	(33)	(53)
Payments of borrowings on revolving credit facility	(361)	(396)
Proceeds from borrowings on revolving credit facility	431	462
Proceeds from borrowings on project debt	63	—
Proceeds from equipment financing capital lease	47	—
Change in restricted funds held in trust	(57)	3
Cash dividends paid to stockholders	(69)	(45)
Common stock repurchased	—	(34)
Other, net	(7)	(18)
Net cash used in financing activities from continuing operations	(167)	(62)
Net cash (used in) provided by financing activities from discontinued operations	(2)	10
Net cash used in financing activities	(169)	(52)
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net (decrease) increase in cash and cash equivalents	(108)	6
Cash and cash equivalents at beginning of period	200	246
Cash and cash equivalents at end of period	92	252
Less: Cash and cash equivalents of assets held for sale and discontinued operations at end of period	5	10
Cash and cash equivalents of continuing operations at end of period	$87	$242

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
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We own or hold equity interests in EfW facilities in China and Italy. For additional information, see Note 6. Financial Information by Business Segments.
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue. During the third quarter of 2014, we entered into an agreement to sell our insurance business. For additional information, see Note 4. Assets Held for Sale and Discontinued Operations.
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
Reclassification
During the three and nine months ended September 30, 2014, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
During the third quarter of 2014, we entered into an agreement to sell our insurance business, subject to regulatory approval, and determined the assets related to our insurance subsidiary met the criteria for classification as Assets Held for Sale. The assets and liabilities associated with this businesses are presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”. For additional information, see Note 4. Assets Held for Sale and Discontinued Operations.

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
In April 2014, the FASB issued an update modifying the criteria under which asset disposal activities qualify for presentation as a discontinued operation. The amendment restricts presentation as a discontinued operation to disposals that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendments in this update are to be applied prospectively to all disposals or classifications as held for sale of components of an entity. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted. We have early adopted this standard in the first quarter of 2014.
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

NOTE 3. BUSINESS DEVELOPMENT AND ORGANIC GROWTH
Business Development
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021, with two additional five year renewal periods upon mutual agreement of the parties. Beginning in 2016, the client will provide approximately 60% of the facility's waste capacity under the new agreement.
York Energy-from-Waste Facility
In May 2014, we extended the service agreement for the York EfW facility from 2015 to 2020 on substantially the same terms as the existing agreement.
Indianapolis Energy-from-Waste Facility and Advanced Recycling Center
In August 2014, we extended our existing waste disposal agreement with the City of Indianapolis from 2018 to 2028, under which it will continue to supply approximately 35% of the facility’s waste capacity. The agreement also contemplates the construction and operation of an Advanced Recycling Center ("ARC") adjacent to our Indianapolis EfW facility, which will recover recyclables from mixed municipal solid waste using state-of-the-art sorting technology. Once necessary permits are received, we expect to invest approximately $45 million to build the ARC facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Dublin Energy-from-Waste Facility
In September 2014, we entered into an agreement with the Dublin City Council ("Dublin") to build, own and operate a new 600,000 tonne-per-year, 58 megawatt facility in Dublin, Ireland (the “Dublin Waste-to-Energy Facility”). The project will source residential, commercial and industrial waste from Dublin and the surrounding areas and will sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff.  We have commenced construction of the facility, which will take approximately three years to complete, with operational commencement expected in late 2017.  We will operate the facility under a 45-year public-private-partnership, after which ownership of the facility will transfer to Dublin. Our total investment in the project is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and project equity (approximately €125 million). For additional information related to funding for this project, see Note 7. Consolidated Debt - Dublin Project Financing.
Garco Industrial TSDF Acquisition
In September 2014, we acquired Garco, Inc., a treatment, storage and disposal facility ("TSDF") located in Asheboro, North Carolina, specializing in the treatment, management, transportation and disposal of non-hazardous industrial waste and field/facility remediation projects. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
Other Ongoing Projects
Durham-York EfW Facility
We are constructing a municipally-owned 140,000 tonne-per-year EfW facility to be built in Clarington, Ontario, located in Durham Region, Canada. The project is expected to begin operations in early 2015, after which we will operate the facility under a 20 year contract.
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of approximately 800,000 tons per year of New York City's municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed yet to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect to invest approximately $140 million in new equipment and enhancements to existing facilities that support service under this contract. These investments commenced in 2013 and will be made over several years. During the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013, we invested $45 million and $23 million, respectively, in property, plant and equipment relating to this contract.
Niagara Energy-from-Waste Facility
At our Niagara EfW facility, we installed a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to new customers. The improvements, which began in 2012, were essentially complete by the second quarter of 2014 and the boiler became fully operational during the third quarter of 2014. Capital expenditures related to these improvements were approximately $4 million for the nine months ended September 30, 2014 and $13 million for the twelve months ended December 31, 2013.
Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. Capital expenditures related to these improvements totaled approximately $12 million during the nine months ended September 30, 2014. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets Held for Sale
During the third quarter of 2014, we entered into an agreement to sell our insurance business, subject to regulatory approval, and determined the assets related to our insurance subsidiary met the criteria for classification as Assets Held for Sale, but does not meet the criteria for classification as Discontinued Operations. During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Assets Held for Sale and Discontinued Operations.
The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale.” All corresponding prior year periods presented in our condensed consolidated balance sheet and related information in the accompanying notes have been reclassified to reflect the Assets Held for Sale presentation. The following table sets forth the assets and liabilities of the Assets Held for Sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of September 30, 2014			As of December 31, 2013
	UK Development	Insurance Business	Total	UK Development	Insurance Business	Total
Cash and cash equivalents	$1	$4	$5	$2	$3	$5
Accounts receivable	—	1	1	2	1	3
Prepaid expenses and other current assets	—	6	6	—	10	10
Investments in fixed maturities at market (cost: $32 and $32, respectively)	—	32	32	—	32	32
Other noncurrent assets (1)	3	17	20	3	18	21
Write-down of assets to fair value (2)	—	(12)	(12)	—	—	—
Assets held for sale	$4	$48	$52	$7	$64	$71

Accrued expenses and other	$1	$1	$2	$2	$—	$2
Other liabilities (3)	—	43	43	—	47	47
Liabilities held for sale	$1	$44	$45	$2	$47	$49

(1)	Other noncurrent assets of our insurance business primarily include reinsurance recoverables.

(2)
We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs. For additional information see Note 9. Supplementary Information — Net Write-offs.

(3)	Other liabilities of our insurance business primarily include unpaid loss and loss adjustment expenses.
Discontinued Operations
The results of operations related to our development activities in the United Kingdom for 2013 are included in the condensed consolidated statements of operations as “Loss from discontinued operations, net of tax” and the related cash flows of these businesses are also presented separately in our condensed consolidated statements of cash flows. The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$2	$1	$5
Operating expenses	$—	$2	$1	$59
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$—	$—	$(54)
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $1, respectively	$—	$—	$—	$(53)
Write-off of capitalized development costs included in Operating expenses	$—	$—	$—	$47

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations	$6	$28	$(2)	$18
Net loss from discontinued operations	—	—	—	(53)
Net income (loss) attributable to Covanta Holding Corporation	$6	$28	$(2)	$(35)

Basic income (loss) per share:
Weighted average basic common shares outstanding	130	129	130	129
Continuing operations	$0.05	$0.22	$(0.02)	$0.14
Discontinued operations	—	—	—	(0.41)
Basic income (loss) per share	$0.05	$0.22	$(0.02)	$(0.27)

Diluted income (loss) per share:
Weighted average basic common shares outstanding	130	129	130	129
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	—	1
Dilutive effect of convertible securities	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	131	130	130	130
Continuing operations	$0.05	$0.22	$(0.02)	$0.14
Discontinued operations	—	—	—	(0.41)
Diluted income (loss) per share	$0.05	$0.22	$(0.02)	$(0.27)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1	1	1	1
Restricted stock	—	—	1	—
Restricted stock units	—	—	—	—
Warrants	—	29	—	29
In 2009, we issued warrants in connection with the issuance of 3.25% Cash Convertible Senior Notes which matured on June 1, 2014. The warrants are exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ends on November 26, 2014. The warrants are net share settled, which means that, with respect to any exercise date, we will deliver to the warrant holders a number of shares for each warrant equal to the excess (if any) of the volume-weighted average price of our common stock on each exercise date over the then effective strike price of the warrants, divided by such volume- weighted average price of our common stock, with a cash payment in lieu of fractional shares.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

During the three months ended September 30, 2014, 156,732 shares of our common stock were issuable in connection with warrant exercises. The remaining warrants will have a dilutive effect to the extent that the volume-weighted average price of our common stock on any daily expiration through November 26, 2014 exceeds the then effective warrant strike price ($20.80 effective as of September 25, 2014). As of September 30, 2014, the dilutive effect of the remaining warrants on earnings per share was not material.
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
During the nine months ended September 30, 2014, we granted awards of 720,217 shares of restricted stock, 246,825 restricted stock units and 25,000 stock options. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the nine months ended September 30, 2014, we withheld 216,477 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash dividend
Declared	$33	$21	$81	$65
Per Share	$0.25	$0.165	$0.61	$0.495
Noncontrolling interests in subsidiaries
Noncontrolling interests in subsidiaries were as follows (in millions):

	As of September 30,
	2014	2013
Noncontrolling interests in subsidiaries, balance as of beginning of period	$4	$7
Acquisition of noncontrolling interests in subsidiaries	(2)	(2)
Net loss	—	(1)
Noncontrolling interests in subsidiaries, balance as of end of period	$2	$4
In June 2014, we exercised our option to acquire a nominal general partner interest held by a third party in our subsidiary which owns and operates the Southeast Massachusetts energy-from-waste facility.
In August 2014, we purchased the interest held by our partner in a joint venture which was originally formed to pursue the development of the Dublin Waste-to-Energy Facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended September 30, 2014
Operating revenues	$403	$11	$414
Depreciation and amortization expense	52	—	52
Net write-offs	34	14	48
Operating income (loss)	33	(15)	18
Three Months Ended September 30, 2013
Operating revenues	$417	$8	$425
Depreciation and amortization expense	51	1	52
Net write-offs	12	—	12
Operating income (loss)	83	(2)	81

	North America	All Other (1)	Total
Nine Months Ended September 30, 2014
Operating revenues	$1,214	$33	$1,247
Depreciation and amortization expense	156	2	158
Net write-offs	50	14	64
Operating income (loss)	95	(15)	80
Nine Months Ended September 30, 2013
Operating revenues	$1,182	$26	$1,208
Depreciation and amortization expense	155	2	157
Net write-offs	16	—	16
Operating income (loss)	140	(6)	134

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations and our international assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 7. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	September 30, 2014	December 31, 2013
LONG-TERM DEBT:
Revolving Credit Facility expiring 2019	$180	$110
Term Loan due 2019	198	294
Debt discount related to Term Loan	(1)	(1)
Term Loan, net	197	293
Credit Facilities Sub-total	$377	$403
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	—
3.25% Cash Convertible Senior Notes due 2014	—	460
Debt discount related to 3.25% Cash Convertible Senior Notes	—	(13)
Cash conversion option derivative at fair value	—	78
3.25% Cash Convertible Senior Notes, net	—	525
Notes Sub-total	$1,200	$1,325
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	34	22
Tax-Exempt Bonds Sub-total	$369	$357
3.63% - 4.52% Equipment Financing Capital Leases due 2024 through 2026	$47	$—
Total long-term debt	$1,993	$2,085
Less: current portion (includes $1 and $13 of unamortized discount, respectively, and $0 and $78 of cash conversion option derivative at fair value, respectively)	(4)	(528)
Noncurrent long-term debt	$1,989	$1,557
PROJECT DEBT:
North America project debt:
4.00% - 7.00% project debt related to Service Fee structures due 2014 through 2022	$153	$167
5.248% - 8.375% project debt related to Tip Fee structures due 2014 through 2020	29	45
Unamortized debt premium, net	1	1
Total North America project debt	183	213
Other project debt:
Dublin Junior Term Loan due 2022	$63	$—
Debt discount related to Dublin Junior Term Loan	(3)	—
Dublin Junior Term Loan, net	60	—
China project debt	22	23
Total Other project debt	82	23
Total project debt	$265	$236
Less: Current project debt (includes $1 and $1 of unamortized premium, respectively)	(39)	(55)
Noncurrent project debt	$226	$181
TOTAL CONSOLIDATED DEBT	$2,258	$2,321
Less: Current debt	(43)	(583)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,215	$1,738

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $198 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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

Availability under Revolving Credit Facility
As of September 30, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of September 30, 2014	Outstanding Letters of Credit as of September 30, 2014	Availability as of September 30, 2014
Revolving Credit Facility	$1,000	2019	$180	$163	$657
During the nine months ended September 30, 2014, borrowing under the Revolving Credit Facility increased by $70 million.
Repayment Terms
As of September 30, 2014, the Term Loan has mandatory amortization payments of $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2014.
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
During the period from March 1, 2014 to May 30, 2014, and under certain additional limited circumstances, the 3.25% Notes were cash convertible by holders thereof (the "Cash Conversion Option"). The conversion rate was 64.6669 shares of our common stock (which represented a conversion price of approximately $15.46 per share) for the period from March 17, 2014 through March 21, 2014, and65.3501 shares of our common stock (which represented a conversion price of approximately $15.30 per share), as adjusted for the dividend paid on April 2, 2014, for the period from March 24, 2014 to May 30, 2014. We did not deliver common stock (or any other securities) upon conversion. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes.
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
In connection with the issuance of the 3.25% Notes, we also sold warrants, correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $20.80 and settle on a net share basis. The warrants are exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ends on November 26, 2014. During the three months ended September 30, 2014, 156,732 shares of our common stock were issuable in connection with warrant exercises. For additional information, see Note 5. Earnings per Share and Equity above and Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly report on Form 10-Q and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For specific criteria related to redemption features of the Tax Exempt Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of September 30, 2014, the weekly interest rate was 0.07%.
On July 1, 2014, we issued an additional $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014. The terms of these bonds are identical to the variable rate bonds issued in July 2013. Interest on the bonds is paid monthly on the first business day of each month beginning on August 1, 2014. Financing costs were not material.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Equipment Financing Capital Leases
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the three months ended September 30, 2014, we borrowed $47 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.63% to 4.52%, with payments commencing on October 1, 2014. As of September 30, 2014, the outstanding borrowings under the equipment financing capital leases have mandatory amortization payments remaining as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter
Annual Remaining Amortization	$1	$2	$2	$3	$3	$36

Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a€50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. For additional information related to this project, see Note 3. Business Development and Organic Growth.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn in 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized. Key commercial terms of the Dublin Senior Term Loan include:

•	Final maturity on September 30, 2021 (approximately four years after the anticipated operational commencement date of the facility).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin, which will range from 4.00% to 4.50% according to a pre-determined schedule. Interest on outstanding borrowings will be payable in cash monthly prior to the operational commencement date of the facility, and payable in cash semi-annually after the operational commencement date, based on the prevailing one and six month EURIBOR rates, respectively. Undrawn commitments will accrue commitments fees at a rate of 2.25% per annum. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Note 12. Derivative Instruments.

•
The Dublin Senior Term Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the wholly-owned subsidiary assets. The Dublin Senior Term Loan is non-recourse to Covanta Energy or Covanta Holding Corp. See Note 13. Commitments and Contingencies for a description of the commitments of Covanta Energy related to the Dublin project financing.

•
The Dublin Credit Agreement contains positive, negative and financial maintenance covenants that are customary for a project financing of this type. Our ability to service the Dublin Junior Term Loan and the Dublin Convertible Preferred and to make cash distributions to common equity following the operational commencement date is subject to ongoing compliance with these covenants, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Senior Term Loan.

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of September 30, 2014, $63 million (€50 million) is included in both project debt and noncurrent restricted funds held in trust on our condensed consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

•	Final maturity on March 31, 2022 (six months after the maturity of the Dublin Senior Term Loan).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

•
Borrowings will bear interest at a fixed rate of 5.23% during the first six months of the loan, and thereafter at fixed rates from 9.23% to 9.73% according to a pre-determined schedule. Interest on outstanding borrowings will be payable 50% in cash and 50% accrued to the balance of the loan monthly prior to the operational commencement date of the facility, and payable 100% in cash semi-annually after the operational commencement date.

•
The Dublin Junior Term Loan is a junior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a second priority lien on substantially all of the wholly-owned subsidiary assets and a first priority lien on the assets of the top tier project holding company. The Dublin Junior Term Loan is non-recourse to Covanta Energy or Covanta Holding Corp.

•
Under the Dublin Credit Agreement, our ability to service the Dublin Convertible Preferred and to make cash distributions to common equity is subject to ongoing compliance with the covenants under the agreement, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Junior Term Loan.

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our equity investment into the project has been fully utilized. The instrument will have: (i) liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
The Dublin Convertible Preferred is structured as a shareholder loan (the “Stakeholder Loan”) with the concurrent issuance of warrants (the “Stakeholder Warrants”). Key commercial terms of the Dublin Convertible Preferred include:

•
The Stakeholder Loan will accrue dividends at a fixed rate of 13.50% per annum. The dividends are payable 50% in cash and 50% accrued to the principal balance on a monthly basis prior to the operational commencement date, and payable 100% in cash semi-annually thereafter, subject to available project cash flows after debt service.

•
Scheduled repayments of principal of the Stakeholder Loan will be made semi-annually according to a 13-year amortization profile beginning in 2020 (two years after the operational commencement date), with a final repayment date of September 30, 2032, all subject to available project cash flows after debt service.

•
Voluntary prepayments are not permitted during the first five years of the Stakeholder Loan, after which the principal is pre-payable at our option in increments of 33% of the aggregate outstanding principal balance per year.

•
The Stakeholder Loan is mandatorily pre-payable at the option of the Stakeholder Loan holder(s) under certain circumstances in the event of a refinancing of the Dublin Senior Term Loan and/or the Dublin Junior Term Loan.

•
The Stakeholder Warrants are exercisable into ordinary shares of our subsidiary holding company that owns 100% of the project company on five conversion dates, scheduled at six month intervals, beginning on the operational commencement date, or upon a refinancing of the Dublin Credit Agreement. The warrants contain customary anti-dilution protection and are exercisable on a cashless basis at a specified conversion price on each conversion date, representing a set premium to the original subscription price for common shares (i.e., Covanta’s subscription price) that increases over time. The number of shares that can potentially be issued upon exercise is limited to a maximum of 24.99% of the outstanding shares.

•
The Dublin Convertible Preferred holder(s) is entitled to nominate two out of five voting board members of the project subsidiary holding company. The right to nominate board members will be reduced with future reductions in the outstanding principal amount of the Stakeholder Loan and/or number of common shares held following conversion of the Stakeholder Warrants.

Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled approximately $24 million. Interest expense paid on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods.

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
We currently estimate that our ETR for the year ending December 31, 2014 will be approximately 89%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The ETR was approximately 74% and 43% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate primarily resulted from the impact of write-downs on net income.
During the second quarter of 2014, we increased goodwill and net non-current deferred income tax liabilities by $47 million to correct the purchase price allocation associated with the ARC Holdings acquisition in June 2005. This correction related to the deferred tax impact associated with partnership entities that were owned by ARC Holdings at the time of the acquisition and is immaterial to prior periods and for the nine months ended September 30, 2014.  The correction of this error increased income tax expense by $4 million and decreased earnings per share by $0.03 per share for the nine months ended September 30, 2014.
Uncertain tax positions, exclusive of interest and penalties, were $132 million and $128 million as of September 30, 2014 and December 31, 2013, respectively. The increase in this liability primarily relates to accelerated deductions associated with the ARC Holdings purchase price allocation adjustments and interest. Included in the balance of unrecognized tax benefits as of September 30, 2014 are potential benefits of $132 million that, if recognized, would impact the effective tax rate. For both the three and nine months ended September 30, 2014 and 2013, we recognized a net tax expense of $5 million and a net tax benefit of $2 million for uncertain tax positions, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million and $1 million at September 30, 2014 and December 31, 2013, respectively. We continue to reflect tax related interest and penalties as part of the tax provision.
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
We had consolidated federal NOLs estimated to be approximately $557 million for federal income tax purposes as of December 31, 2013, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2028 through December 31, 2033, if not used. In addition to the consolidated federal NOLs, as of December 31, 2013, we had state NOL carryforwards of approximately $466 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $30 million expiring between 2014 and 2032, federal tax credit carryforwards, including production tax credits of $53 million expiring between 2024 and 2033, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $42 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 9. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Waste and service revenue unrelated to project debt	$247	$246	$743	$713
Revenue earned explicitly to service project debt - principal	5	8	15	25
Revenue earned explicitly to service project debt - interest	—	1	2	4
Total waste and service revenue	$252	$255	$760	$742
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
Operating Costs
Renewable Energy Credits
Renewable Energy Credits (“RECs”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total RECs amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations was $7 million and $6 million for the three months ended September 30, 2014 and 2013, respectively, and $18 million and $11 million for the nine months ended September 30, 2014 and 2013, respectively.
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $12 million and $17 million for the three months ended September 30, 2014 and 2013, respectively, and $42 million and $52 million for the nine months ended September 30, 2014 and 2013, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Construction costs	$18	$32	$63	$86
Insurance subsidiary operating expenses	1	—	3	3
Defined benefit pension plan settlement gain (1)	—	—	—	(6)
Insurance recoveries	(1)	(4)	(1)	(4)
Other (2)	1	(1)	1	(10)
Total other operating expenses	$19	$27	$66	$69

(1)
During the first quarter of 2013, we recorded a gain related to the final settlement of our defined benefit pension plan. For additional information, refer to Note 16. Employee Benefit Plans of the Notes to Consolidated Financial Statements in our Form 10-K.

(2)
During the three and nine months ended September 30, 2013, we recognized a gain of $3 million related to a contract amendment. During the nine months ended September 30, 2013, we recognized operating income of $8 million related to early termination of a power purchase agreement.

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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2014 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contract Intangibles (Amortization Expense)	Waste, Service and Other Contract Intangibles (Contra-Expense)
Nine Months Ended September 30, 2014	$22	$(8)
Remainder of 2014	$7	$(3)
2015	25	(6)
2016	22	(6)
2017	15	(4)
2018	13	(2)
Thereafter	242	(1)
Total	$324	$(22)
During the nine months ended September 30, 2014, we recorded non-cash impairment write-offs totaling $16 million related to service contract intangibles that were recorded upon acquisition in 2009. See Net Write-offs discussion below for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net write-offs
The components of net write-offs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America segment:
Write-off of intangible asset - Hudson Valley EfW facility (1)	$—	$—	$9	$—
Write-off of intangible asset - Abington Transfer Station (2)	—	—	7	—
Write-down of insurance business (3)	14	—	14	—
Write-down of California biomass facilities (4)	34	—	34	—
Write-down of Wallingford EfW facility assets (5)	—	9	—	9
Write-down of equity investment in biomass facility (6)	—	3	—	3
Write-off of loan issued for the Harrisburg EfW facility (7)	—	—	—	4
Total net write-offs	$48	$12	$64	$16

(1)	See Hudson Valley Energy-from-Waste Facility discussion below.

(2)	See Abington Transfer Station discussion below.

(3)
During the third quarter of 2014, we entered into an agreement to sell our insurance subsidiary, subject to regulatory approval. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

(4)	See California Biomass Facilities discussion below.

(5)
During the three and nine months ended September 30, 2013 we recorded a non-cash write down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut. For additional details, refer to Note 14. Supplementary Information of the Notes to Consolidated Financial Statements in our Form 10-K.

(6)
During the three and nine months ended September 30, 2013 we recorded a non-cash write down of $3 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California. For additional details, refer to Note 14. Supplementary Information of the Notes to Consolidated Financial Statements in our Form 10-K.

(7)
During the nine months ended September 30, 2013, we recorded a non-cash write-off of $4 million associated with funds advanced for certain improvements related to the Harrisburg EfW facility. For additional details, refer to Note 14. Supplementary Information of the Notes to Consolidated Financial Statements in our Form 10-K.

Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. We were notified in April 2014 that we will not receive an extension of this contract, therefore, during the three months ended March 31, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We expect to operate the transfer station through the end of the current contract, which expires on December 31, 2014. However, due to the dissolution of the WSA, it is not able to renew our current contract to operate the Abington transfer station. During the three months ended June 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
California Biomass Facilities
During the three months ended September 30, 2014, we identified indicators of impairment associated with our California Biomass facilities, primarily that we have been unsuccessful to date to secure new long-term power purchase agreements to replace the current power purchase agreements which are approaching the end of their terms. Based on expected cash flows, we have recorded a non-cash write-down of $34 million to reduce the carrying value of the California Biomass assets to their estimated fair value.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Debt discount accretion related to the 3.25% Notes	$—	$7	$13	$21
Fair value changes related to the cash convertible note hedge	—	(35)	(5)	(71)
Fair value changes related to the cash conversion option derivative	—	35	5	71
Total non-cash convertible debt related expense	$—	$7	$13	$21

Goodwill
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2013	$249
Purchase price allocation correction associated with the ARC Holdings acquisition in June 2005 (See Note 8)	47
Goodwill related to the acquisition of Garco, Inc. (See Note 3)	6
Balance as of September 30, 2014	$302
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain (Loss) on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(3)	3	1	(1)	—
Amounts reclassified from accumulated other comprehensive loss	—	(4)	—	—	(4)
Net current period comprehensive (loss) income	(3)	(1)	1	(1)	(4)
Balance September 30, 2013	$1	$1	$1	$—	$3

Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive loss before reclassifications	(7)	—	(11)	—	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net current period comprehensive loss	(7)	—	(11)	—	(18)
Balance September 30, 2014	$(7)	$2	$(16)	$1	$(20)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reclassifications out of accumulated other comprehensive income (loss) are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Nine Months Ended
Accumulated Other Comprehensive Income (Loss) Component	September 30, 2013		Affected Line Item in the Condensed Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$—	$(9)	Other operating expenses
Net actuarial loss	—	3	Other operating expenses
	—	(6)	Total before tax
	—	2	Tax benefit
	$—	$(4)	Net of tax
NOTE 10. STOCK-BASED COMPENSATION
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 5. Earnings Per Share and Equity.
During the nine months ended September 30, 2014, we awarded certain employees grants of 664,844 shares of restricted stock and 39,592 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2015, 2016, and 2017.
During the nine months ended September 30, 2014, we awarded an additional 207,233 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
On May 8, 2014, we awarded 55,373 shares of restricted stock for annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
On July 8, 2014, we awarded 25,000 stock options to a director as compensation for responsibilities as Vice Chairman of the Board. We determined the service vesting condition of these stock options to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date. The options cannot be exercised before January 8, 2015.
Compensation expense related to our stock-based awards totaled $7 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in stock-based award compensation is primarily due to the change in status of previously issued RSUs related to development projects that have now commenced. Vesting of the RSUs will not occur until one year following the commencement of commercial operations for development projects.
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2014
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 9	1.5
Restricted Stock Units	$ 4	2.5

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

•
The fair value of the note hedge and the cash conversion option were determined using an option pricing model based on observable inputs such as implied volatility, risk free interest rate, and other factors. The fair value of the note hedge was adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market.

•	The contingent interest features were valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

•
The fair value for interest rate swaps were determined by obtaining quotes from two counterparties (one is a holder of the long position and the other is in the short) and extrapolating those across the long and short notional amounts.

•
The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2014. Such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2014 and December 31, 2013:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2014	December 31, 2013
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$84	$194
Money market funds	1	3	1
Total cash and cash equivalents:		87	195
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	86	4
Money market funds	1	47	52
U.S. Treasury/Agency obligations (1)	1	—	2
State and municipal obligations	1	92	97
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	4	12
Total restricted funds held in trust:		229	167
Restricted funds — other:
Bank deposits and certificates of deposit (2)(3)	1	1	1
Investments:
Mutual and bond funds (2)(3)	1	13	13
Derivative Asset — Note Hedge	2	—	78
Total assets:		$330	$454
Liabilities:
Derivative Liability — Cash Conversion Option	2	$—	$78
Derivative Liabilities — Contingent interest features of the 3.25% Notes and Debentures	2	—	0
Derivative Liability — Energy Hedges	2	16	8
Derivative Liability — Interest rate swaps	2	7	—
Liability — Contingent consideration related to acquisition	3	2	—
Total liabilities:		$25	$86

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2014		As of December 31, 2013
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (4)	$305	$305	$288	$288
Liabilities:
Long-term debt	$1,993	$2,045	$2,085	$2,092
Project debt	$265	$281	$236	$248

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Includes $23 million and $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as September 30, 2014 and December 31, 2013, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset Derivatives:
Note Hedge	Note Hedge	$—	$78
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$—	$78
Contingent interest features of the Debentures and 3.25% Notes		$—	$0

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2014	2013	2014	2013
Note Hedge	Non-cash convertible debt related expense	$—	$35	$5	$71
Cash Conversion Option	Non-cash convertible debt related expense	—	(35)	(5)	(71)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$—	$—	$—

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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. We have entered into agreements with various financial institutions to hedge approximately 1.4 million MWh, 1.2 million MWh and 0.5 million MWh of energy production from exposure to market risk for fiscal years 2014, 2015 and 2016, respectively. As of September 30, 2014, the fair value of the energy derivatives of $16 million, pre-tax, was recorded as a current liability and as a component of AOCI. As of September 30, 2014, the amount of hedge ineffectiveness was not material.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a current liability with changes in fair value recorded as a component of Accumulated Other Comprehensive Income ("AOCI"). As of September 30, 2014, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded as a current liability.

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of the PRPs undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. On April 11, 2014, EPA released for public comment a Focused Feasibility Study (“FFS”) proposing a capping/dredging plan for the lower 8 miles of the 17 mile LPRSA. EPA has indicated it expects the FFS public comment and response period to take approximately one year. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
California Matter. In March 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. The investigation is focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California are in compliance with existing environmental laws and regulations in all material respects. We are cooperating with the Department’s and District Attorney’s investigation. We do not believe that the investigation or any matters arising therefrom will have a material adverse effect on our condensed consolidated financial position or results of operations.

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
Other Matters
Other commitments as of September 30, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$163	$15	$148
Letters of credit - other	86	—	86
Surety bonds	321	—	321
Total other commitments — net	$570	$15	$555
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under letters of credit issued under the Revolving Credit Facility, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans.
The surety bonds listed on the table above relate primarily to performance obligations ($305 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended September 30, 2014 and 2013 and $12 million for both the nine months ended September 30, 2014 and 2013.
Dublin Waste-to-Energy Facility
In connection with the financing of the Dublin Waste-to-Energy facility, Covanta Energy has made commitments for funding and contingent support as follows: (1) equity contribution commitments to fund approximately €155 million of project and financing costs during construction (approximately €30 million of which was contributed prior to financial close); (2) under the Dublin Credit Agreement, lending commitments to fund working capital shortfalls in the project company during operations, under certain circumstances, up to €25 million; and (3) a commitment to provide support payments to the project company, under certain circumstances, in the event of shortfalls in waste revenue below minimum levels (set far below anticipated levels), up to €75 million in the aggregate.
Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. As of September 30, 2014, we have approximately $78 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We expect to invest approximately $140 million in new equipment and enhancements to existing facilities that support service under this contract. These investments commenced in 2013 and will be made over several years. These investments commenced in 2013 and will be made over several years. As of September 30, 2014, we have approximately $72 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Note 3. Business Development and Organic Growth.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2013 (“Form 10-K”), to which the reader is directed for additional information.
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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 45 EfW facilities which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric) and 18 transfer stations. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business. We own or hold equity interests in energy-from-waste facilities in China and Italy.
We also have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and collectively account for less than 1% of our consolidated revenue. During the third quarter of 2014, we entered into an agreement to sell our insurance business, subject to regulatory approval.
Strategy
Our mission is to provide sustainable waste and energy solutions, which we intend to pursue through the following key strategies:

•
Preserve and grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio of facilities by continuously improving safety, health and environmental performance, working to provide superior customer service, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, extending waste and service contracts and conducting our business more efficiently. We intend to achieve organic growth through expanding our customer base and service offerings, adding waste, service or energy contracts, seeking incremental revenue opportunities by investing in and enhancing the capabilities of our existing assets, and deploying new or improved technologies, systems, processes and controls targeted at increasing revenue or reducing costs.

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

•
Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as recycling, alternative waste treatment processes, gasification, combustion controls, emission controls and residue recovery, reuse or disposal. We have advanced our research and development efforts in some of these areas relevant to our EfW business, and have patents and patents pending for major advances in controlling nitrogen oxide (“NOx”) emissions.

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

•
Allocate capital efficiently for long-term shareholder value. We plan to allocate capital to maximize shareholder value by: investing in our existing businesses to maintain and enhance assets; investing in strategic acquisitions or development projects, when available; and by returning capital to our shareholders.

•
Maintain a focus on sustainability. Our corporate culture is focused on themes of sustainability in all of its forms in support of our mission. We seek to achieve continuous improvement in environmental performance, beyond mere compliance with legally required standards.

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following during the first nine months of 2014:
Capital Access and Allocation
During the first nine months of 2014, we:

•	increased our quarterly cash dividend by 39% to $1.00 per share on an annualized basis beginning in the third quarter of 2014;

•
executed agreements for project financing in September 2014 totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility (see discussion below under Asset Management);

•
borrowed $47 million under an equipment financing capital lease arrangement in August 2014 to purchase barges, rail cars, containers and intermodal equipment related to our contract with New York City;

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
Asset Management, Development and Acquisitions
Fairfax Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021, with two additional five year renewal periods upon mutual agreement of the parties. Beginning in 2016, the client will provide approximately 60% of the facility's waste capacity under the new agreement.
York Energy-from-waste facility
In May 2014, we extended the service agreement for the York EfW facility from 2015 to 2020 on substantially the same terms as the existing agreement.
Niagara Energy-from-Waste facility
At our Niagara EfW facility, we installed a new natural gas package boiler to augment the steam generation from our EfW boilers, as well as a steam line connection to new customers. The improvements, which began in 2012, were essentially completed by the second quarter of 2014 and the boiler became fully operational during the third quarter of 2014. Capital expenditures related to these improvements were approximately $4 million for the nine months ended September 30, 2014 and $13 million for the twelve months ended December 31, 2013.

Indianapolis Energy-from-Waste Facility and Advanced Recycling Center
In August 2014, we extended our existing waste disposal agreement with the City of Indianapolis from 2018 to 2028, under which it will continue to supply approximately 35% of the facility’s waste capacity. The agreement also contemplates the construction and operation of an Advanced Recycling Center ("ARC") adjacent to our Indianapolis EfW facility, which will recover recyclables from mixed municipal solid waste using state-of-the-art sorting technology. Once necessary permits are received, we expect to invest approximately $45 million to build the ARC facility.
Dublin Energy-from-Waste Facility
In September 2014, we entered into an agreement with the Dublin City Council ("Dublin") to build, own and operate a new 600,000 tonne per-year, 58 megawatt facility in Dublin, Ireland (the “Dublin Waste-to-Energy Facility”). The project will source residential, commercial and industrial waste from Dublin and the surrounding areas and will sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff.  We have commenced construction of the facility, which will take approximately three years to complete, with operational commencement expected in late 2017.  We will operate the facility under a 45-year public-private-partnership, after which ownership of the facility will transfer to Dublin. Our total investment in the project is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and project equity (approximately €125 million). For additional information related to funding for this project, see Item 1. Financial Statements - Note 7. Consolidated Debt - Dublin Project Financing.
Garco Industrial TSDF Acquisition
In September 2014, we acquired Garco, Inc., a treatment, storage and disposal facility ("TSDF") located in Asheboro, North Carolina, specializing in the treatment, management, transportation and disposal of non-hazardous industrial waste and field/facility remediation projects. This acquisition is not material to our condensed consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
Durham-York EfW Facility
We are constructing a municipally-owned 140,000 tonne-per-year EfW facility to be built in Clarington, Ontario, located in Durham Region, Canada. The project is expected to begin operations in early 2015, after which we will operate the facility under a 20 year contract.
Organic Growth Investments
During the nine months ended September 30, 2014, we invested approximately $29 million in various organic growth investments, primarily for the Niagara natural gas package boiler ($4 million), Essex particulate emissions control system ($12 million) and various metals recovery systems ($7 million).

Growth Investments (in millions):	Nine Months Ended September 30, 2014
Organic growth investments	$29
New York City contract (intermodal equipment purchases and enhancements to existing facilities)	45
Total Organic Growth Investments and New York City contract	$74

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

Business Outlook
In 2014 and beyond, we expect that our financial results will be affected by several factors, including: market price movements, contract transitions, organic growth and acquisitions, and our ability to manage facility production and operating costs. Based upon current assumptions for market prices upon contract expirations, future contract transitions in the aggregate are expected to adversely impact our financial results; however, we expect that these impacts will be more than offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and increased special waste revenue, cost efficiencies expected under our recently announced cost savings initiatives and our new contracts such as New York City and Dublin.
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
We currently operate EfW projects in 16 states and one Canadian province, and are constructing an EfW project in a second Canadian province. In September 2014, we entered into an agreement to build, own and operate a new energy-from-waste facility in Dublin, Ireland. Most of our EfW projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each contractual agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.

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
We expect that multi-year contracts for waste supply at facilities we own or lease will continue to be available on acceptable terms in the marketplace, at least for a substantial portion of facility capacity, as municipalities continue to value long-term committed and sustainable waste disposal capacity. We also expect that an increasing portion of system capacity will be contracted on a shorter-term basis, and so we will have more frequent exposure to waste market risk.
In contrast, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased we have begun entering into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.

Our 2014 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)	Full Year 2014E As of October 1, 2014
EfW
At Market	0.9
Contracted & Hedged	4.7
Total EfW	5.6
Biomass (b)
At Market	0.4
Contracted	0.3
Total Biomass	0.7
Total	6.3

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

RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses and the quantification of specific factors affecting or causing such changes is provided in the segment discussion below.
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
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$252	$255	$252	$255	$(3)	$(3)
Recycled metals revenues	26	19	26	19	7	7
Energy revenues	120	117	110	109	3	1
Other operating revenues	16	34	15	34	(18)	(19)
Total operating revenues	414	425	403	417	(11)	(14)
OPERATING EXPENSES:
Plant operating expenses	248	230	240	222	18	18
Other operating expenses	19	27	18	26	(8)	(8)
General and administrative expenses	26	20	24	20	6	4
Depreciation and amortization expense	52	52	52	51	—	1
Net interest expense on project debt	3	3	2	3	—	(1)
Net write-offs	48	12	34	12	36	22
Total operating expenses	396	344	370	334	52	36
Operating income	$18	$81	$33	$83	$(63)	$(50)

Plus: Net write-offs	$48	$12	$34	$12
Operating income excluding Net write-offs:	$66	$93	$67	$95	$(27)	$(28)
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$760	$742	$759	$741	$18	$18
Recycled metals revenues	72	52	72	52	20	20
Energy revenues	350	322	320	300	28	20
Other operating revenues	65	92	63	89	(27)	(26)
Total operating revenues	1,247	1,208	1,214	1,182	39	32
OPERATING EXPENSES:
Plant operating expenses	798	760	772	735	38	37
Other operating expenses	66	69	64	66	(3)	(2)
General and administrative expenses	73	62	70	61	11	9
Depreciation and amortization expense	158	157	156	155	1	1
Net interest expense on project debt	8	10	7	9	(2)	(2)
Net write-offs	64	16	50	16	48	34
Total operating expenses	1,167	1,074	1,119	1,042	93	77
Operating income	$80	$134	$95	$140	$(54)	$(45)

Plus: Net write-offs	$64	$16	$50	$16
Operating income excluding Net write-offs:	$144	$150	$145	$156	$(6)	$(11)

Operating Revenues
Waste and Service Revenues
For the three month comparative period, waste and service revenues on both a consolidated and North America segment basis decreased by $3 million.
Waste and service revenues from EfW operations decreased by $8 million year-over-year, impacted by the following:

•
same store revenues increased by $1 million, or 0.3%, driven by $2 million in price improvement due to contract escalation and special waste growth, offset by a $1 million reduction in revenue due to volume, as relatively less waste was processed for the quarter;

•	revenue related to contract transitions decreased by $2 million;

•	transaction activity decreased by $1 million; and

•	revenue earned explicitly to service project debt decreased by $4 million.
Revenue from non-EfW operations increased by $5 million primarily due to transfer stations acquired in the fourth quarter of 2013.
For the nine month comparative period, waste and service revenues on both a consolidated and North America segment basis increased by $18 million.
Waste and service revenues from EfW operations increased $5 million year-over-year, impacted by the following:

•	same store revenues increased by $12 million, or 1.9%, including $9 million in price improvement due to contract escalation and special waste growth, and $3 million in volume;

•	revenue related to contract transitions decreased by $2 million;

•	net transaction activity contributed $8 million; and

•	revenue earned explicitly to service project debt decreased by $11 million.
Revenue from non-EfW operations increased by $13 million primarily due to transfer stations acquired in the fourth quarter of 2013.

Consolidated (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
Waste and service revenue unrelated to project debt	$247	$246	$743	$713	$1	$30
Revenue earned explicitly to service project debt - principal	5	8	15	25	(3)	(10)
Revenue earned explicitly to service project debt - interest	—	1	2	4	(1)	(2)
Total waste and service revenue	$252	$255	$760	$742	(3)	18

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
Contracted	3.9	3.8	11.3	10.8	0.1	0.5
Internalization from Transfer Stations	0.3	0.2	0.7	0.4	0.1	0.3
Uncontracted	0.6	0.9	2.0	2.4	(0.3)	(0.4)
Total Tons	4.8	4.9	14.0	13.6	(0.1)	0.4
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenues
For the three month comparative period, recycled metals revenues on both a consolidated and North America segment basis increased by $7 million primarily from EfW operations. The increase was driven by $4 million from higher volume of recovered metals, primarily as a result of the installation of new recovery systems, as well as $3 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices.

For the nine month comparative period, recycled metals revenues on both a consolidated and North America segment basis increased by $20 million.
Recycled metals revenues from EfW increased $18 million year-over-year, impacted by the following:

•
same store revenues increased by $17 million, driven by $10 million from higher volume of recovered metals, primarily as a result of the installation of new recovery systems, as well as $7 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices; and

•	an acquisition contributed $1 million.
Revenue from non-EfW operations increased by $2 million.

	For the Quarters Ended
Recycled Metal Revenues (in millions):	2014	2013	2012
March 31,	$21	$16	$20
June 30,	25	17	18
September 30,	26	19	17
December 31,	—	21	17
Total for the Year Ended December 31,	N/A	$73	$72

	Three Months Ended September 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2014	2013	2014	2013
Ferrous Metal	$18	$14	92	84
Non-Ferrous Metal	8	5	8	5
Total	$26	$19

(1) Covanta share only.

Energy Revenues
For the three month comparative period, energy revenues on a consolidated basis increased by $3 million.
Energy revenues from EfW operations increased $3 million year-over-year, impacted by the following:

•	same store revenues increased by $4 million, driven by higher energy production;

•	an acquisition contributed $1 million;

•	contract transitions contributed $2 million; and

•	revenue in connection with the transition of energy contracts to market prices declined by $3 million.
Energy revenue from non-EfW operations was flat, with $2 million in higher steam revenue from a facility in China, partially offset by a $2 million decrease in revenue from biomass operations.
For the nine month comparative period, energy revenues on a consolidated basis increased by $28 million.
Energy revenues from EfW operations increased $17 million year-over-year, impacted by the following:

•
same store revenues increased by $14 million, driven by $12 million in higher energy pricing, primarily resulting from cold weather energy demands in the first quarter, and $2 million in higher energy production; and

•	an acquisition contributed $4 million;

•	contract transitions contributed $2 million; and

•	revenue in connection with the transition of energy contracts to market prices declined by $3 million.
Energy revenue from non-EfW operations increased by $11 million, driven by a $3 million increase in revenue from biomass operations due to higher energy prices and $8 million in higher steam revenue from a facility in China.

Energy Sales Revenue and MWh by Contract Status and Facility Type
(in millions)

	Three Months Ended September 30,
	2014			2013			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$13	0.32	19%	$11	0.27	17%
Contracted	62	0.82	49%	65	0.82	53%
Hedged	14	0.33	20%	11	0.27	17%
Total EfW	$89	1.47	88%	$87	1.36	87%	$2	0.11
Biomass
At Market	$3	0.09	5%	$4	0.10	6%
Contracted	18	0.11	7%	18	0.10	7%
Total Biomass	$21	0.20	12%	$22	0.20	13%	$(1)	—
Total	$110	1.67	100%	$109	1.56	100%	$1	0.11

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decreases of $18 million and $27 million in other operating revenues for the three and nine month comparative periods, respectively, were primarily due to lower construction revenue.

Operating Expenses
Plant Operating Expenses
For the three month comparative period, plant operating expenses on both a consolidated and North America segment basis increased by $18 million.
Plant operating expenses from EfW operations increased $7 million year-over-year, impacted by the following:

•	plant maintenance increased by $6 million primarily due to timing of scheduled maintenance;

•	plant operating expenses for contract transitions increased by $2 million; and

•	net transaction activity decreased plant operating expenses by $1 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $11 million primarily due to additional expenses from transfer stations acquired in the fourth quarter of 2013 and other expenses.
For the nine month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $38 million and $37 million, respectively.
Plant operating expenses from EfW operations increased $17 million year-over-year, impacted by the following:

•
same store expenses increased by $5 million, primarily due to higher fuel expense incurred primarily as a result of cold weather in the first quarter of 2014 ($5 million) and insurance recoveries that occurred in the second quarter of 2013 ($3 million). This is partially offset by lower operating leases ($2 million), cost saving initiatives and lower plant maintenance expense ($1 million);

•	plant operating expenses for contract transitions increased by $2 million; and

•	an acquisition increased plant operating expenses by $10 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $20 million, with additional expenses from transfer stations acquired in the fourth quarter of 2013 ($11 million) and higher wood fuel cost at our biomass facilities ($3 million) and other expenses ($9 million), partially offset by the benefit of higher renewable energy credits which are accounted for as a contra expense ($3 million).
Consolidated plant operating expenses further increased by $1 million due to higher fuel costs at a facility in China.

North America segment (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
Plant Operating Expenses:
Plant maintenance (1)	$46	$36	$191	$187	$10	$4
All other	194	186	581	548	8	33
Plant operating expenses	$240	$222	$772	$735	18	37

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $8 million for the three month comparative period primarily due to lower construction expense ($14 million). This was partially offset by insurance recoveries ($4 million) and a gain related to a contract amendment in the third quarter of 2013 ($3 million). For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
Other operating expenses in our North America segment decreased by $2 million for the nine month comparative period primarily due to lower construction expense ($23 million). This was partially offset by a gain related to the termination of our defined benefit pension plans in the first quarter of 2013 ($6 million), an energy contract termination payment in the second quarter of 2013 ($8 million). In addition, insurance recoveries ($4 million) and a gain related to a contract amendment in the third quarter of 2013 ($3 million). For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses increased by $6 million and $11 million for the three and nine month comparative periods, respectively, primarily due to additional expenses incurred related to an increase in non-cash stock-based compensation expense and cost to implement saving initiatives.
Net Write-offs
During the three months ended September 30, 2014, we recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs related to the pending sale of our insurance business, and we recorded a non-cash write-down of $34 million resulting from an impairment charge related to our California biomass facility assets. During the three months ended September 30, 2013, we recorded non-cash write-offs of $12 million, which was comprised of a $9 million impairment of our Wallingford EfW facility assets and a $3 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information.
For the nine months ended September 30, 2014, total net write-offs increased by $48 million, consisting of the items discussed above. In addition, during the nine months ended September 30, 2014, we recorded non-cash write-offs of $16 million which was comprised of intangible assets relating to contracts relating to the Abington transfer station ($7 million) and the Hudson Valley EfW facility ($9 million) both of which we assumed in a 2009 acquisition. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information.
Operating Income
Excluding the net write-offs discussed above, operating income decreased by $27 million on a consolidated basis for the three month comparative period. In our North America segment, operating income decreased by $28 million, primarily due to contract transactions (primarily due to a reduction in debt service revenue), higher general and administrative expenses (primarily related to cost to implement savings initiatives and increased non-cash stock compensation expense), lower construction profit, lower insurance recoveries and a third quarter 2013 gain related to a contract amendment. Operating income from our international operations improved by $2 million primarily due to increased steam sales at a facility in China.
Excluding the net write-offs discussed above, operating income decreased by $6 million on a consolidated basis for the nine month comparative period. In our North America segment, operating income decreased by $11 million, primarily due to higher plant operating expenses ($38 million) on higher plant maintenance expenses and higher fuel costs, lower construction margin, the net change in pension plan settlement expense ($6 million), and certain items in the second quarter of 2013 noted above that did not reoccur in 2014 ($7 million). This is partially offset by higher energy, waste and service, and recycled metals revenues. Operating income from our international operations improved by $6 million primarily due to increased steam sales at a facility in China and lower development spending.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended September 30, 2014 and 2013
Other Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
	(In millions)
Other expenses:
Interest expense	$(30)	$(30)	$(92)	$(88)	$—	$(4)
Non-cash convertible debt related expense	—	(7)	(13)	(21)	7	8
Loss on extinguishment of debt	—	—	(2)	(1)	—	(1)
Total other expenses	$(30)	$(37)	$(107)	$(110)	7	3
During the nine months ended September 30, 2014 and 2013, we incurred approximately $2 million and $1 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods. See Liquidity and Capital Resources discussion below.
Income Tax Benefit (Expense):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax benefit (expense)	$16	$(20)	$20	$(11)	$36	$31

Effective income tax rate	136%	42%	74%	43%	N/A	N/A
The increase in the effective tax rate primarily resulted from the impact of write-downs on net income. We currently estimate our annual effective tax rate for the year ending December 31, 2014 to be approximately 89%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 8. Income Taxes.

Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings (Loss) Per Share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$6	$28	$(2)	$18	$(22)	$(20)
Discontinued operations	—	—	—	(53)	—	53
Net Income (Loss) Attributable to Covanta Holding Corporation	$6	$28	$(2)	$(35)	(22)	33

Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings (Loss) Per Share (continued):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2014	2013	2014	2013	Three Month	Nine Month
	(In millions, except per share amounts)
Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$0.05	$0.22	$(0.02)	$0.14	$(0.17)	$(0.16)
Discontinued operations	—	—	—	(0.41)	—	0.41
Covanta Holding Corporation	$0.05	$0.22	$(0.02)	$(0.27)	(0.17)	0.25
Weighted Average Shares	130	129	130	129	1	1

Diluted
Continuing operations	$0.05	$0.22	$(0.02)	$0.14	$(0.17)	$(0.16)
Discontinued operations	$—	—	$—	(0.41)	—	0.41
Covanta Holding Corporation	$0.05	$0.22	$(0.02)	$(0.27)	(0.17)	0.25
Weighted Average Shares	131	130	130	130	1	—

Cash Dividend Declared Per Share (1)	$0.25	$0.165	$0.61	$0.495	$0.085	$0.12

Adjusted EPS — Non-GAAP: (2)	$0.26	$0.28	$0.29	$0.20	$(0.02)	$0.09

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

(2)	See Supplementary Financial Information — Adjusted EPS (Non-GAAP Discussion) below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2014 and 2013, respectively, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Continuing Operations - Diluted Earnings (Loss) Per Share	$0.05	$0.22	$(0.02)	$0.14
Reconciling Items (1)	0.21	0.06	0.31	0.06
Adjusted EPS	$0.26	$0.28	$0.29	$0.20

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2014	2013	2014	2013
Operating loss related to insurance subsidiaries	$—	$—	$1	$1
Net write-offs (1)	48	12	64	16
Severance and reorganization costs (2)	3	—	6	—
Pension plan settlement gain	—	—	—	(6)
Loss on extinguishment of debt	—	—	2	1
Other	1	1	1	1
Total reconciling items, pre-tax	52	13	74	13
Pro forma income tax impact	(23)	(5)	(34)	(5)
Total reconciling items, net of tax	$29	$8	$40	$8

Diluted Earnings Per Share Impact	$0.21	$0.06	$0.31	$0.06
Weighted Average Diluted Shares Outstanding	131	130	130	130

(1)	The components of Net write-offs are outlined in the table below.

(2)	Includes certain costs incurred in connection with costs savings initiatives.

The components of Net write-offs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Write-down of Hudson Valley EFW facility contract intangible (a)	$—	$—	$9	$—
Write-down of Abington transfer station contract intangible (b)	—	—	7	—
Write-down of insurance business (c)	14	—	14	—
Write-down of California biomass facilities(d)	34	—	34	—
Write-down of Wallingford EfW facility assets (e)	—	9	—	9
Write-down of equity investment in biomass facility (f)	—	3	—	3
Write-off of loan issued for the Harrisburg EfW facility (g)	—	—	—	4
Total net write-offs	$48	$12	$64	$16

(a) The service contract to operate the Hudson Valley EfW facility expired on June 30, 2014. During the nine months ended September 30, 2014, we recorded a $9 million non-cash write-down of the intangible asset associated with the contract we assumed in a 2009 acquisition.

(b) The service contract for the Abington transfer station will expire at December 31, 2014. During the nine months ended September 30, 2014, we recorded a $7 million non-cash write-down of the intangible asset associated with this contract we assumed in a 2009 acquisition.

(c) During the three months ended September 30, 2014, we entered into an agreement to sell our insurance business, subject to regulatory approval. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

(d) During the three and nine months ended September 30, 2014, we recorded a non-cash write-down of $34 million resulting from an impairment charge related to our California biomass facility assets.
(e) During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets.
(f) During the three and nine months ended September 30, 2013, we recorded a non-cash write-down of $3 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility.

(g) During the nine months ended September 30, 2013, we recorded a non-cash write-off of $4 million associated with funds advanced for certain improvements related to the Harrisburg EfW facility.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2014. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss) from Continuing Operations Attributable to Covanta Holding Corporation	$6	$28	$(2)	$18
Operating loss related to insurance subsidiaries	—	—	1	1
Depreciation and amortization expense	52	52	158	157

Debt service:
Net interest expense on project debt	3	3	8	10
Interest expense	30	30	92	88
Non-cash convertible debt related expense	—	7	13	21
Subtotal debt service	33	40	113	119

Income tax (benefit) expense	(16)	20	(20)	11
Net write-offs (1)	48	12	64	16
Pension plan settlement gain	—	—	—	(6)
Loss on extinguishment of debt	—	—	2	1
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	(1)

Other adjustments:
Debt service billing in excess of revenue recognized	(1)	1	1	9
Severance and reorganization costs (2)	3	—	6	—
Non-cash compensation expense	7	3	15	12
Other non-cash item (3)	3	1	5	5
Subtotal other adjustments	12	5	27	26
Total adjustments	129	129	345	324
Adjusted EBITDA	$135	$157	$343	$342

(1)	See Adjusted EPS above.

(2)	Includes certain costs incurred in connection with costs savings initiatives.

(3)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.
The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flow provided by operating activities from continuing operations	$121	$171	$264	$275
Cash flow used in operating activities from insurance subsidiaries	—	1	—	4
Debt service	33	40	113	119

Change in working capital	(9)	(51)	(1)	(34)
Change in restricted funds held in trust	(13)	(9)	(14)	(17)
Non-cash convertible debt related expense	—	(7)	(13)	(21)
Equity in net income from unconsolidated investments	2	4	5	4
Dividends from unconsolidated investments	—	(1)	(10)	(7)
Current tax provision	(2)	6	(7)	3
Other	3	3	6	16
Sub-total:	(19)	(55)	(34)	(56)
Adjusted EBITDA	$135	$157	$343	$342
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
The following summarizes our financing activities completed during the nine months ended September 30, 2014:

•	In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility (see discussion below).

•
In August 2014, we borrowed $47 million under an equipment financing capital lease arrangement to purchase barges, rail cars, containers and intermodal equipment related to our contract with New York City;

•
On July 1, 2014, we issued $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014.

•
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

•
In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. We used the net proceeds of the 5.875% Notes offering for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.

•
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

As of September 30, 2014, Covanta Energy had $1.2 billion in credit facilities, which include a $1.0 billion Revolving Credit Facility which expires in 2019. As of September 30, 2014, our available liquidity was as follows (in millions):

As of September 30, 2014
Unrestricted Cash and Cash Equivalents	$87
Borrowings available under Revolving Credit Facility	657
Total available liquidity	$744
In addition, as of September 30, 2014, we had restricted cash of $229 million, of which $101 million was designated for future payment of project debt principal.
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
2014 Dividends
During the first quarter of 2014, we increased our quarterly cash dividend by 9%, to $0.72 per share on an annualized basis. During the third quarter of 2014 we further increased our dividend by 39% to $1.00 per share on an annualized basis. Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regular cash dividend
Declared	$33	$21	$81	$65
Per Share	$0.25	$0.165	$0.61	$0.495

Sources and Uses of Cash Flow from Continuing Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase (Decrease) 2014 vs 2013
	2014	2013
	(Unaudited, in millions)
Net cash provided by operating activities	$264	$275	$(11)
Net cash used in investing activities	(201)	(210)	(9)
Net cash used in financing activities	(167)	(62)	105
Effect of exchange rate changes on cash and cash equivalents	(3)	1	(4)
Net decrease in cash and cash equivalents	$(107)	$4	(111)
Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2014 was $264 million, a decrease of $11 million from the prior year period. The decrease was primarily due to working capital.
Net cash used in investing activities from continuing operations for the nine months ended September 30, 2014 was $201 million, a net decrease of $9 million from the prior year period. The decrease was primarily due to an higher outflows for the purchase of property, plant and equipment of $12 million and an increase in restricted funds related to the Dublin project of $20 million, offset by lower payments for the acquisition of businesses and noncontrolling interests of $38 million.
Net cash used in financing activities from continuing operations for the nine months ended September 30, 2014 was $167 million, a net change of $105 million from the prior period. The net increase was primarily driven by the net financing activities completed during the nine months ended September 30, 2014 as described above under Liquidity and Capital Resources, higher cash dividends of $24 million, partially offset by lower repayments of project debt of $20 million.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2014 and 2013, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash flow provided by operating activities from continuing operations	$121	$171	$264	$275
Plus: Cash flow used in operating activities from insurance activities	—	1	—	4
Less: Maintenance capital expenditures (1)	(17)	(10)	(78)	(67)
Free Cash Flow	$104	$162	$186	$212

Weighted Average Diluted Shares Outstanding	131	130	130	130

Uses of Free Cash Flow
Investments:
Acquisition of business, net of cash acquired	$(13)	$(49)	$(13)	$(49)
Property insurance proceeds	—	4	—	4
Non-maintenance capital expenditures	(20)	(33)	(74)	(73)
Change in restricted funds held in trust for project development	(20)	—	(20)	—
Other growth investments (2)	(17)	(3)	(17)	(3)
Other investing activities, net (3)	—	6	1	(22)
Total investments	$(70)	$(75)	$(123)	$(143)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(24)	$(23)	$(69)	$(45)
Common stock repurchased	—	—	—	(34)
Total return of capital to stockholders	$(24)	$(23)	$(69)	$(79)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$12	$21	$405	$21
Net proceeds from issuance of project debt (5)	—	—	—	—
Net proceeds from equipment lease	47	—	47	—
Other financing activities, net	(12)	1	(7)	(17)
Net proceeds from capital raising activities	$47	$22	$445	$4

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$—	$(462)	$(2)
Payments related to Cash Conversion Option	—	—	(83)	—
Proceeds from the settlement of Note Hedge	—	—	83	—
Net cash used for scheduled principal payments on project debt (6)	(10)	(18)	(27)	(50)
Voluntary prepayment of corporate debt	—	—	(95)	—
Fees incurred for debt refinancing	(26)	—	(29)	(1)
Total debt repayments	$(37)	$(18)	$(613)	$(53)

Borrowing activities - Revolving credit facility, net	$(100)	$(20)	$70	$66

Effect of exchange rate changes on cash and cash equivalents	$(2)	$1	$(3)	$1
Net change in cash and cash equivalents	$(82)	$49	$(107)	$8

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$(17)	$(10)	$(78)	$(67)

Capital expenditures associated with organic growth initiatives	(13)	(24)	(29)	(61)
Capital expenditures associated with the New York City contract	(7)	(9)	(45)	(12)
Total capital expenditures associated with organic growth investments and New York City contract	(20)	(33)	(74)	(73)
Total purchases of property, plant and equipment	$(37)	$(43)	$(152)	$(140)

(2) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures. Organic growth investments include investments primarily in our TARTECH joint venture.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital expenditures associated with organic growth initiatives	$(13)	$(24)	$(29)	$(61)
Capital expenditures associated with the New York City contract	(7)	(9)	(45)	(12)
Other organic growth investments	(1)	(3)	(1)	(3)
Acquisition of business, net of cash acquired	(13)	(49)	(13)	(49)
Investments in connection with the Dublin Waste-to-Energy facility	(16)	—	(16)	—
Total growth investments	$(50)	$(85)	$(104)	$(125)
(3) Other investing activities includes net payments from the purchase/sale of investment securities.
(4) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from borrowings on long-term debt	$12	$22	$412	$22
Less: Financing costs related to issuance of long-term debt	—	(1)	(7)	(1)
Net proceeds from issuance of corporate debt	$12	$21	$405	$21

(5)	During the third quarter in 2014, we received proceeds from a Junior Term Loan related to our Dublin project:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from borrowings on project debt	$63	$—	$63	$—
Less: Funding into escrow	(63)	—	(63)	—
Net proceeds from issuance of project debt	$—	$—	$—	$—

(6)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total scheduled principal payments on project debt	$(15)	$(24)	$(33)	$(53)
Decrease in related restricted funds held in trust	5	6	6	3
Net cash used for principal payments on project debt	$(10)	$(18)	$(27)	$(50)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2014, we had unrestricted cash and cash equivalents of $87 million. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	September 30, 2014	December 31, 2013
	(in millions)
Domestic	$23	$21
International	64	174
Total Cash and Cash Equivalents	$87	$195
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $198 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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

Availability under Revolving Credit Facility
As of September 30, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of September 30, 2014	Outstanding Letters of Credit as of September 30, 2014	Availability as of September 30, 2014
Revolving Credit Facility	$1,000	2019	$180	$163	$657
During the nine months ended September 30, 2014, borrowing under the Revolving Credit Facility increased by $70 million.

Repayment Terms
As of September 30, 2014, the Term Loan has mandatory amortization payments of $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 7. Consolidated Debt. As of September 30, 2014, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of September 30, 2014		As of December 31, 2013
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$180	$180	$110	$110
Term Loan due 2019	198	197	295	293
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	—	—
3.25% Cash Convertible Senior Notes due 2014	—	—	460	525
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	369	369	357	357
3.63% - 4.52% Equipment Leases due 2024 - 2026	47	47	—	—
Total corporate debt (including current portion)	$1,994	$1,993	$2,022	$2,085

Project Debt:
Domestic project debt - service fee facilities	$153	$154	$167	$168
Domestic project debt - tip fee facilities	29	29	45	45
Dublin Junior Term Loan due 2022	63	60	—	—
China project debt	22	22	23	23
Total project debt (including current portion)	$267	$265	$235	$236

Total Debt Outstanding	$2,261	$2,258	$2,257	$2,321
As of September 30, 2014, the maturities of debt, excluding premiums are as follows (in millions):

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$180	$180
Term Loan	—	2	2	2	2	190	198
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	369	369
Equipment Capital Leases	1	2	2	3	3	36	47
Project Debt	21	40	17	19	20	150	267
Total	$22	$44	$21	$24	$25	$2,125	$2,261

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
For specific criteria related to redemption features of the 5.875% Notes, see Item. 1. Financial Statements — Note 7. Consolidated Debt of this report.
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
In connection with the issuance of the 3.25% Notes, we also sold warrants, correlating to the number of shares underlying the 3.25% Notes, which currently have a strike price of approximately $20.80 and settle on a net share basis. The warrants are exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ends on November 26, 2014. During the third quarter of 2014, 156,732 shares of our common stock were issuable in connection with warrant exercises. For additional information, see Note 5. Earnings per Share and Equity above and Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly report on Form 10-Q and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K.
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
For a detailed description of the terms of the Tax-Exempt Bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
Equipment Financing Capital Leases
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the three months ended September 30, 2014, we borrowed $47 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.63% to 4.52%, with payments commencing on October 1, 2014. As of September 30, 2014, the outstanding borrowings under the equipment financing capital lease have mandatory amortization payments remaining as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter
Annual Remaining Amortization	$1	$2	$2	$3	$3	$36

Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. For additional information related to this project, see Item 1. Financial Statements - Note 3. Business Development and Organic Growth. For information on repayment terms and interest rate details for the borrowings discussed below, see Item 1. Financial Statements - Note7. Consolidated Debt.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn in 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized. Key commercial terms of the Dublin Senior Term Loan include:

•	Final maturity on September 30, 2021 (approximately four years after the anticipated operational commencement date of the facility).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin, which will range from 4.00% to 4.50% according to a pre-determined schedule. Interest on outstanding borrowings will be payable in cash monthly prior to the operational commencement date of the facility and payable in cash semi-annually after the operational commencement date, based on the prevailing one and six month EURIBOR rates, respectively. Undrawn commitments will accrue commitments fees at a rate of 2.25% per annum. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Item. 1. Financial Statements — Note 12. Derivative Instruments.

•
The Dublin Senior Term Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the wholly-owned subsidiary assets. The Dublin Senior Term Loan is non-recourse to Covanta Energy or Covanta Holding Corp. See Note 13. Commitments and Contingencies for a description of the commitments of Covanta Energy related to the Dublin project financing.

•
The Dublin Credit Agreement contains positive, negative and financial maintenance covenants that are customary for a project financing of this type. Our ability to service the Dublin Junior Term Loan and the Dublin Convertible Preferred and to make cash distributions to common equity following the operational commencement date is subject to ongoing compliance with these covenants, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Senior Term Loan.

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of September 30, 2014, $63 million (€50 million) is included in both project debt and noncurrent restricted funds held in trust on our condensed consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

•	Final maturity on March 31, 2022 (six months after the maturity of the Dublin Senior Term Loan).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at a fixed rate of 5.23% during the first six months of the loan, and thereafter at fixed rates from 9.23% to 9.73% according to a pre-determined schedule. Interest on outstanding borrowings will be payable 50% in cash and 50% accrued to the balance of the loan monthly prior to the operational commencement date of the facility, and payable 100% in cash semi-annually after the operational commencement date.

•
The Dublin Junior Term Loan is a junior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a second priority lien on substantially all of the wholly-owned subsidiary assets and a first priority lien on the assets of the top tier project holding company. The Dublin Junior Term Loan is non-recourse to Covanta Energy or Covanta Holding Corp.

•
Under the Dublin Credit Agreement, our ability to service the Dublin Convertible Preferred and to make cash distributions to common equity is subject to ongoing compliance with the covenants under the agreement, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Junior Term Loan.

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our equity investment into the project has been fully utilized. The instrument will have: (i) liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
The Dublin Convertible Preferred is structured as a shareholder loan (the “Stakeholder Loan”) with the concurrent issuance of warrants (the “Stakeholder Warrants”). Key commercial terms of the Dublin Convertible Preferred include:

•
The Stakeholder Loan will accrue dividends at a fixed rate of 13.50% per annum. The dividends are payable 50% in cash and 50% accrued to the principal balance on a monthly basis prior to the operational commencement date, and payable 100% in cash semi-annually thereafter, subject to available project cash flows after debt service.

•
Scheduled repayments of principal of the Stakeholder Loan will be made semi-annually according to a 13-year amortization profile beginning in 2020 (two years after the operational commencement date), with a final repayment date of September 30, 2032, all subject to available project cash flows after debt service.

•
Voluntary prepayments are not permitted during the first five years of the Stakeholder Loan, after which the principal is pre-payable at our option in increments of 33% of the aggregate outstanding principal balance per year.

•
The Stakeholder Loan is mandatorily pre-payable at the option of the Stakeholder Loan holder(s) under certain circumstances in the event of a refinancing of the Dublin Senior Term Loan and/or the Dublin Junior Term Loan.

•
The Stakeholder Warrants are exercisable into ordinary shares of our subsidiary holding company that owns 100% of the project company on five conversion dates, scheduled at six month intervals, beginning on the operational commencement date, or upon a refinancing of the Dublin Credit Agreement. The warrants contain customary anti-dilution protection and are exercisable on a cashless basis at a specified conversion price on each conversion date, representing a set premium to the original subscription price for common shares (i.e., Covanta’s subscription price) that increases over time. The number of shares that can potentially be issued upon exercise is limited to a maximum of 24.99% of the outstanding shares.

•
The Dublin Convertible Preferred holder(s) is entitled to nominate two out of five voting board members of the project subsidiary holding company. The right to nominate board members will be reduced with future reductions in the outstanding principal amount of the Stakeholder Loan and/or number of common shares held following conversion of the Stakeholder Warrants.

Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled approximately $24 million. Interest expense paid on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of September 30, 2014, the weekly interest rate was 0.07%.
On July 1, 2014, we issued an additional $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014. The terms of these bonds are identical to the variable rate bonds issued in July 2013. Interest on the bonds is paid monthly on the first business day of each month beginning on August 1, 2014. Financing costs were not material.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of September 30, 2014, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.

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

	As of September 30, 2014		As of December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$24	$77	$31	$14
Debt service funds - interest	2	—	4	—
Total debt service funds	26	77	35	14
Revenue funds	3	—	3	—
Other funds	40	84	3	112
Total	$69	$161	$41	$126
Of the $229 million in total restricted funds as of September 30, 2014, approximately $101 million was designated for future payment of project debt principal.
The increase in restricted funds is primarily due to net proceeds from borrowings in September 2014 under the Dublin Junior Term Loan of approximately $63 million that were funded into escrow. The funds will be available to fund project costs after our equity investment and the Dublin Convertible Preferred have been utilized.
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
Dublin Waste-to-Energy Facility
The total investment in the Dublin Waste-to-Energy Facility is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and the contribution of project equity by Covanta Energy (approximately €125 million net investment through commencement of operations, including previously invested amounts towards project development and pre-construction works, which total approximately €30 million).  We expect to fund the majority of our additional project equity in 2014 and 2015.  Following the utilization of Covanta’s equity investment for project costs, the Dublin project company will utilize committed funding from the Dublin Convertible Preferred (€75 million, anticipated funding in 2015), the Dublin Junior Term Loan (€50 million, anticipated funding in 2015 / 2016), and finally the Dublin Senior Term Loan (€250 million, anticipated in 2016 / 2017).
We plan to fund the majority of our equity investment with cash balances offshore, with any additional or interim project funding requirements to be funded with ongoing cash flow and/or capacity under the Revolving Credit Facility.

Other Commitments and Factors Affecting Liquidity
Other commitments as of September 30, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$163	$15	$148
Letters of credit - other	86	—	86
Surety bonds	321	—	321
Total other commitments — net	$570	$15	$555
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under letters of credit issued under the Revolving Credit Facility, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans.
The surety bonds listed on the table above relate primarily to performance obligations ($305 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
Dublin Waste-to-Energy Facility
The total investment in the Dublin Waste-to-Energy Facility is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and the contribution of project equity by Covanta Energy (approximately €125 million net investment through commencement of operations, including previously invested amounts towards project development and pre-construction works, which total approximately €30 million). We expect to fund the majority of our additional project equity in 2014 and 2015. Following the utilization of Covanta’s equity investment for project costs, the Dublin project company will utilize committed funding from the Dublin Convertible Preferred (€75 million, anticipated funding in 2015), the Dublin Junior Term Loan (€50 million, anticipated funding in 2015 / 2016), and finally the Dublin Senior Term Loan (€250 million, anticipated in 2016 / 2017).
We plan to fund the majority of our equity investment with cash balances offshore, with any additional or interim project funding requirements to be funded with ongoing cash flow and/or capacity under the Revolving Credit Facility.
Essex Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. As of September 30, 2014, we have approximately $78 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions and Asset Management in our Form 10-K.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste relating to this contract. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed yet to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have begun to purchase equipment, including barges, rail cars, containers, and intermodal equipment to support this contract. We expect to invest approximately $140 million in new equipment and enhancements to existing facilities that support service under this contract. These investments commenced in 2013 and will be made over several years. As of September 30, 2014, we have approximately $72 million of capital expenditures remaining to be incurred relating to this contract.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $557 million for federal income tax purposes as of December 31, 2013, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including in particular federal tax law changes that may come into effect, the outcome of the current audit of our consolidated federal tax returns by the IRS, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1. Financial Statements — Note 8. Income Taxes of this Form 10-Q, Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes in our Form 10-K.
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
During the nine months ended September 30, 2014 and 2013, construction working capital (reduced) increased cash flow from operations by $(40) million and $19 million, respectively. During the year ended December 31, 2013, construction working capital reduced cash flow from operations by $6 million. For the year ended December 31, 2014, we expect construction working capital to reduce cash flow from operations by $35 million to $45 million, and then increase cash flow from operations by a similar amount during the year ended December 31, 2015 when we receive final payments related to our Durham York construction project. For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2014 and 2013 and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2014 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Except as discussed below, there have been no material changes during the nine months ended September 30, 2014 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Interest Rate Swap
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Project Senior Term Loan entered into in connection with our Dublin project financing, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a current liability with changes in fair value recorded as a component of Accumulated Other Comprehensive Income ("AOCI"). As of September 30, 2014, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded as a current liability. For additional information, see Item 1. Financial Statements — Note 12. Derivative Instruments.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2014, 156,732 shares of our common stock were issued in connection with exercises of warrants issued in connection with the 3.25% Notes offering. The warrant exercises were net share settled, meaning that we delivered to the warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of our common stock on each exercise date over the then effective strike price of the warrants, divided by such volume-weighted average price of our common stock, with a cash payment in lieu of fractional shares. Accordingly, we did not receive any proceeds from the exercise of the warrants. The shares of common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no underwriters were used in connection with the warrant exercises. For additional information related to the warrants, see Part I. Financial Statements - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - 3.25% Cash Convertible Senior Notes due 2014.
During the nine months ended September 30, 2014, we withheld 216,477 shares of our common stock in connection with tax withholdings for vested stock awards.
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
Date: October 23, 2014