Form 10-K
period 2014-12-31
COVANTA HOLDING CORP
filed 2015-03-02
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.2 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2015
Common Stock, $0.10 par value	132,864,784 shares
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders.

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

PART I
Item 1. BUSINESS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC (formerly known as Covanta Energy Corporation) and its subsidiaries.
About Covanta Holding Corporation
We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Outside of North America, we are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion and we hold equity interests in energy-from-waste facilities in China and Italy. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
During the fourth quarter of 2014, we sold all of our interests in subsidiaries engaged in the insurance business. These subsidiaries had operations in California, primarily in property and casualty insurance. The business was transitioned into run-off in 2012 and collectively accounted for less than 1% of our consolidated revenue.
Our Energy-From-Waste Business
Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”). Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions.
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. Our facilities process approximately 20 million tons of solid waste annually, equivalent to 5% of the municipal solid waste (“MSW”) generated in the United States. We operate and/or have ownership positions in 46 EfW facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure, including 18 transfer stations that is complementary to our core EfW business.
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
Energy-from-waste facilities produce energy through the combustion of non-hazardous MSW in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting, or sizing. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion and a gasification technology, in which waste is heated to create gases which are then combusted.
Environmental Benefits of Energy-From-Waste
We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. Increased use of EfW facilities can reduce GHG emissions, as the methane emitted by landfills is over 80 times more potent than carbon dioxide (“CO2”) over a 20 year period. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.

Other Sustainable Service Offerings
In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand, which are sometimes offered through joint ventures or with third parties. We can help clients adopt a holistic “Reduce, Reuse, Recycle, Recover” waste management strategy from end to end. We offer tailored recycling and recovery solutions, providing alternatives to landfills to enhance our customers' reputation and reduce their risk.
STRATEGY
Each of our service offerings responds to customer demand for sustainable waste management services that are superior to landfilling according to the “waste hierarchy”. Our primary offering is energy-from-waste, but we are increasingly offering a variety of sustainable services in response to customer demand, with some of our new services being offered through joint ventures or with third parties. Each of our service offerings is focused on providing cost effective and sustainable solutions that leverage our extensive network of EfW facilities and transfer stations in North America.
We intend to pursue our mission through the following key strategies:

•
Preserve and grow the value of our existing portfolio. We intend to maximize the long-term value of our existing portfolio of facilities by continuously improving safety, health and environmental performance, working to provide superior customer service, continuing to operate at our historic production levels, maintaining our facilities in optimal condition, extending waste and service contracts, and conducting our business more efficiently. We intend to achieve organic growth by expanding our customer base, service offerings and metal recovery, adding waste, service or energy contracts, investing in and enhancing the capabilities of our existing assets, and deploying new or improved technologies, systems, processes and controls, all targeted at increasing revenue or reducing costs.

•
Expand through acquisitions and/or development in selected attractive markets. We seek to grow our portfolio primarily through acquisitions, competitive bids for new contracts, and development of new facilities or businesses where we believe that market and regulatory conditions will enable us to utilize our skills and/or invest our capital at attractive risk-adjusted rates of return on capital. We are currently focusing on opportunities in the United States, Canada, Ireland, and China. In addition to our focus on EfW and related waste sourcing service, we are targeting businesses that provide services for treatment, management, and disposal of industrial waste and industrial site / facility remediation.

We believe that our approach to these opportunities is highly-disciplined, both with regard to our required rates of return on invested capital and the manner in which potential acquired businesses or new projects will be structured and financed.

•
Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as recycling, alternative waste treatment processes, gasification, combustion controls, emission controls and residue recovery, reuse or disposal. We have advanced our research and development efforts in some of these areas relevant to our EfW business, and have patents and patents pending for advances in controlling emissions.

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

•
Allocate capital efficiently for long-term shareholder value. We plan to allocate capital to maximize shareholder value by: investing in our existing businesses to maintain and enhance assets; investing in strategic acquisitions or development projects; that offer attractive returns on invested capital and further our strategic goals; maintaining a strong balance sheet; and by returning capital to our shareholders.

•
Maintain a focus on sustainability. Our corporate culture is focused on themes of sustainability in all of its forms in support of our mission. We seek to achieve continuous improvement in environmental performance, beyond mere compliance with legally required standards.

EXECUTION ON STRATEGY
Growth and Asset Management
During 2014, we:

•	entered into agreements to build, own and operate a new 600,000 metric ton per-year, 58 megawatt facility in Dublin, Ireland and commenced construction of the facility;

•	entered into a ten-year service fee contract to operate an existing 3,150 ton per day energy-from-waste facility located in Pinellas County, Florida;

•
entered into a waste disposal agreement with our client at the Fairfax County EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016;

•	extended long-term service fee contracts at our Onondaga County and York County EfW facilities;

•
entered into an agreement with the City of Indianapolis for the construction and operation of an Advanced Recycling Center ("ARC") adjacent to our Indianapolis EfW facility which will recover recyclables from mixed municipal solid waste using state-of-the-art sorting technology (in conjunction with the extension of our existing waste disposal agreement);

•
in addition to the aforementioned contracts, we extended and/or entered into new long-term municipal waste disposal contracts totaling approximately 2.5 million tons per year, most notably at our Essex County, Haverhill, SeMass, Hempstead and Plymouth EfW facilities;

•	installed and/or upgraded metal recovery systems at 8 EfW facilities, increasing recovery of ferrous and non-ferrous metal by approximately 9,000 and 2,000 tons, respectively, on an annualized basis;

•
procured intermodal transportation equipment and commenced certain facility modifications in preparation for operations under our new long-term waste transportation and disposal contract with New York City in early 2015; and

•	acquired a business located in North Carolina, specializing in the treatment, storage and disposal of industrial waste and industrial site / facility remediation projects.
For additional information on these activities, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.
Efficiency Improvements
In 2014, we implemented several initiatives to improve process efficiency and reduce ongoing expenses across our business. We targeted cost savings that we expect will benefit Adjusted EBITDA by approximately $30 million in 2015. The initiatives did not materially impact Adjusted EBITDA in 2014, as the costs of implementation generally were offset by initial savings. We expect to continue to study our cost structure as well as our revenue generating activities to pursue ongoing improvements in support of our strategic goals.
The initiatives we announced in 2014 can be categorized under two broad themes:
1. Reducing costs of goods and services.  This was driven by:

•	New strategic procurement practices to further leverage our scale and purchasing power; and

•	A multi-year effort to increase labor efficiency during maintenance outages. This is planned to be accomplished with a combination of best practices, enhanced planning and modest capital investments.
2. Reducing staff by improving process efficiency and implementing best practices including:

•	Adding, upgrading and leveraging existing information technology systems to streamline processes; and

•	Centralization and reorganization of certain overhead functions, including accounting, finance, and procurement.
Capital Allocation
During 2014, we:

•
invested $136 million in growth projects, including $59 million in preparation for our New York City transportation and disposal contract, $21 million towards the development and construction of the Dublin Waste-to-Energy Facility, $13 million for acquisitions, and $43 million for various organic growth investments, including metals recovery projects;

•	borrowed $468 million in financing for the projects referenced above; and

•	increased our quarterly cash dividend to $1.00 per share on an annualized basis, beginning in the third quarter of 2014.

NORTH AMERICA SEGMENT
Energy-From-Waste Projects
Our EfW projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam, and (3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate additional revenue from the construction, expansion or upgrade of a facility, when a municipal client owns the facility. Our customers for waste services or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial customers. Our facilities primarily sell electricity, either to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States), and in some cases sell steam directly to industrial users.
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
Our EfW projects can generally be divided into three categories, based on the applicable contract structure at a project: (1) “Tip Fee” projects, (2) “Service Fee” projects that we own, and (3) “Service Fee” projects that we do not own but operate on behalf of a municipal owner. At Tip Fee projects, we receive a per-ton fee for processing waste, and we typically retain all of the revenue generated from energy and recycled metal sales. We own or lease the Tip Fee facilities. At Service Fee projects, we typically charge a fixed fee for operating the facility, and the facility capacity is dedicated either primarily or exclusively to the host community client, which also retains the majority of any revenue generated from energy and recycled metal sales. As a result of these distinctions, the revenue and income generated at Tip Fee projects is heavily dependent on operating performance, as well as waste, energy and metal market conditions. Service Fee projects have much less revenue exposed to waste, energy or metal markets and variations in operating performance have a smaller impact on revenue. At service fee projects that we do not own, we are typically responsible for maintaining and replacing capital equipment as necessary. Notwithstanding distinctions among these general classifications in contract structures, in all cases we focus on a consistent set of performance indicators to optimize service to customers and operating results:(i) boiler availability; (ii) turbine availability; (iii) safety and environmental performance measures; (iv) tons processed; (v) steam sold; (vi) megawatt hours sold; and (vii) recycled metal tons sold.
The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	19	6	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
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

•
Projects we own were financed at construction with project debt in the form of tax-exempt municipal bonds issued by a sponsoring municipality, which generally mature at the same time the initial term of our service contract expires and are repaid over time based on set amortization schedules. Generally, project debt is secured by the project's revenue contracts and other assets of our project subsidiary.

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
Our project debt repayment schedule and related debt service revenue for our North America segment are as follows (in millions):

Project Debt Repayment	2008 - 2014	2015	2016	2017	2018	2019	Beyond 2019
Total Principal Payments (1)	$872	$37	$14	$15	$16	$11	$72
Total Change in Principal-Related Restricted Funds	(188)	(6)	—	—	(5)	(9)	—
Net Cash Used for Project Debt Principal Repayment	$684	$31	$14	$15	$11	$2	$72

Client Payments for Debt Service	2008 - 2014	2015	2016	2017	2018	2019	Beyond 2019
Debt Service Revenue - Principal (2)	$342	$9	$3	$3	$2	$—	$—
Debt Service Revenue - Interest	94	2	1	1	—	—	—
Debt Service Billings in Excess of Revenue Recognized	105	2	5	5	—	—	—
Client Payments for Debt Service (3)	$541	$13	$9	$9	$2	$—	$—

Net Change in Debt Service Billings Per Period	$(99)	$(11)	$(4)	$—	$(7)	$(2)	$—

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

•
In contracts with our client communities, we agree to operate the facility and meet minimum performance standards. Typically these include waste processing, energy efficiency standards, energy production and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events defined in the contract as beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. For our client communities and, in some cases other parties, we have guaranteed that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

•
At Service Fee projects, a client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal regardless of whether the full amount of waste is actually delivered. Client communities have consistently met their commitment to deliver the stated quantity of waste. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At two publicly-owned facilities we operate, our client community may terminate the operating contract under certain circumstances without cause.

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

•
Our financial returns from facility operations are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses, and if we do not experience material shifts in market pricing. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, among other systems, and the average age of our facilities is approximately 26 years. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs which improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the annual expenditures required to maintain our facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. In addition, most of our EfW project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our EfW facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

Contracted and Merchant Revenue
We generated 83% of our waste and service revenues in the North America segment in 2014 under contracts at set rates, while 17% was generated at prevailing market prices. Our waste disposal / service and energy contracts expire at various times between 2015 and 2038. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the real estate to which a contract relates, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.
Over time, we will seek to renew, extend or sign new waste and service contracts and pursue opportunities with commercial customers and municipalities that are not necessarily stakeholders in our facilities in order to maintain a significant majority of our waste and service revenue (and EfW fuel supply) under multi-year contracts. For example, in 2013 we entered into a new agreement with New York City to accept waste from its marine transfer station system. We expect this waste will fill merchant capacity at our Niagara and Delaware Valley facilities. See discussion under Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions for additional information regarding this agreement.
To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. See Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.
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
In contrast, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased, we entered into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce in order to limit our energy revenue "at risk", and will not involve speculative energy trading.
Our 2015 projected mix of contracted and market-exposed energy generation is as follows (in millions):

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)

Full Year 2015E As of January 1, 2015
EfW
At Market	1.6
Contracted & Hedged	4.3
Total EfW	5.9
Biomass (b)
At Market	0.2
Contracted	0.3
Total Biomass	0.6
Total	6.5

(a) Covanta share only. Certain amounts may not total due to rounding.
(b) Additional 0.4 million MWh of Biomass energy is economically dispatched, but available to run.
EfW Asset Details
We currently operate EfW projects in 16 states and one Canadian province, and are constructing an EfW project in a second Canadian province. The following map illustrates our energy-generating facility locations in North America:

Summary information regarding our North America segment energy-from-waste assets is provided in the following table:

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
	TIP FEE STRUCTURES
1.	Southeast Massachusetts (2)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2017
2.	Delaware Valley	Pennsylvania	2,688	87.0	Owner/Operator	2017	2016
3.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	2027
4.	Indianapolis (3)(4)	Indiana	2,362	6.5	Owner/Operator	2028	2028
5.	Niagara (3)(4)	New York	2,250	50.0	Owner/Operator	N/A	2015-2024
6.	Essex County (5)	New Jersey	2,277	66.0	Owner/Operator	2032	N/A
7.	Haverhill (5)	Massachusetts	1,650	44.6	Owner/Operator	N/A	N/A
8.	Union County (5)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
9.	Plymouth (6)	Pennsylvania	1,216	32.0	Owner/Operator	N/A	N/A
10.	Tulsa (4)(5)	Oklahoma	1,125	16.8	Owner/Operator	2022	2019
11.	Camden (5)	New Jersey	1,050	21.0	Owner/Operator	N/A	N/A
12.	Alexandria/Arlington (5)	Virginia	975	22.0	Owner/Operator	N/A	2023
13.	Stanislaus County	California	800	22.4	Owner/Operator	2027	2016
14.	Bristol (5)	Connecticut	650	16.3	Owner/Operator	2034	N/A
15.	Lake County	Florida	528	14.5	Owner/Operator	N/A	2024
16.	Warren County (5)	New Jersey	450	13.5	Owner/Operator	N/A	N/A
17.	Wallingford (5)(7)	Connecticut	420	11.0	Owner/Operator	2020	N/A
18.	Springfield (5)	Massachusetts	400	9.4	Owner/Operator	2024	N/A
19.	Pittsfield (4)	Massachusetts	240	0.9	Owner/Operator	2015	2015
	SERVICE FEE (OWNED) STRUCTURES
20.	Fairfax County (3)	Virginia	3,000	93.0	Owner/Operator	2021	2015
21.	Onondaga County (3)	New York	990	39.2	Owner/Operator	2035	2025
22.	Huntington (3)	New York	750	24.3	Owner/Operator	2019	2027
23.	Babylon	New York	750	16.8	Owner/Operator	2019	2027
24.	Southeast Connecticut (3)	Connecticut	689	17.0	Owner/Operator	2017	2017
25.	Marion County (3)	Oregon	550	13.1	Owner/Operator	2017	2017
	SERVICE FEE (OPERATED) STRUCTURES
26.	Pinellas County (3)	Florida	3,150	75.0	Operator	2024	2024
27.	Miami-Dade County (2)(5)	Florida	3,000	77.0	Operator	2023	N/A
28.	Honolulu (2)(8)	Hawaii	2,950	90.0	Operator	2032	2033
29.	Lee County (8)	Florida	1,836	57.3	Operator	2024	2028
30.	Montgomery County (5)(8)	Maryland	1,800	63.4	Operator	2021	N/A
31.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
32.	Long Beach	California	1,380	36.0	Operator	2018	2018
33.	York County (3)	Pennsylvania	1,344	42.0	Operator	2020	2016
34.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
35.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2017	2016
36.	Pasco County (3)	Florida	1,050	29.7	Operator	2024	2024
37.	Harrisburg (5)	Pennsylvania	800	20.8	Operator	2017	2034
38.	Burnaby	British Columbia	800	23.9	Operator	2025	2025
39.	Huntsville (4)	Alabama	690	—	Operator	2016	N/A
40.	Kent County	Michigan	625	16.8	Operator	2023	2023
41.	MacArthur (3)	New York	486	12.0	Operator	2030	2027
42.	Durham-York	Durham Region, Canada	480	17.4	Under Construction/Operator	2035	N/A
		SUBTOTAL	57,058	1,509.0

(1)
Expiration dates are significant contracts; expiration dates refer to contracts with the host client communities (if any) or other contracts representing at least 40% of facility waste capacity. "N/A" denotes that no contract represents greater than 40% of facility capacity.

(2)	These facilities use a refuse-derived fuel technology.

(3)	For additional information related to recent changes in agreements related to these facilities, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.

(4)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is part of, not in addition to, the design capacity megawatts ("MW") listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	66
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5
At our Niagara EfW Facility, we export steam to local customers under various agreements which expire between 2015 and 2024.

(5)	These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates.

(6)	This facility transitioned from a service fee (owned) to a tip fee contract effective January 2015.

(7)	This facility is expected to cease operating as an energy-from-waste facility and convert to a transfer station in 2015.

(8)	The client has a termination option under the service agreement.
New EfW Projects
Durham-York EfW Facility
During 2011, we began construction of a municipally-owned 480 metric ton-per-day greenfield EfW facility located in the Durham Region of Ontario, Canada and owned by our municipal clients, the Durham and York Regions. We are building the facility under the terms of a fixed-price construction contract for which we will be paid approximately C$250 million. The facility is expected to begin operations in early 2015, after which we will operate the facility under a 20 year service fee contract.
Pinellas County EfW Facility
In the fourth quarter of 2014, we were selected as the preferred bidder for a ten-year service fee contract to operate an existing 3,150 ton-per-day energy-from-waste facility located in Pinellas County, Florida and we assumed operations of the facility in December of 2014. During the early years of the contract, we will complete a number of projects, funded by our client, to improve the operating performance of the facility for which we will record additional revenue and expense.
Other Waste Management Infrastructure and Operations
In conjunction with our EfW business, we also own and/or operate 18 transfer stations (with aggregate capacity of approximately 25,000 TPD), one industrial waste treatment, storage and disposal facility, and four ash landfills, which we utilize to supplement and more efficiently manage the waste supply and ash disposal requirements at our EfW operations, and in some cases to expand our sustainable solutions service offerings.
New York City Waste Transport and Disposal Contract
We have executed a 20-year contract with the New York City Department of Sanitation to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The 20-year contract is effective from the date of commencement of operations, with options for New York City to extend the term for two additional five-year periods. When both transfer stations are operating at targeted capacity, we expect to handle approximately 800,000 tons per year of municipal solid waste under the contract.
New York City owns and will operate the two marine transfer stations. Under our contract, we will operate the crane-loading of containerized waste onto marine barges from the pier at each of the marine transfer stations. Utilizing subcontractors, we will manage (i) delivering the waste containers via barge to a container terminal in New York Harbor, (ii) transloading the containers onto rail, and (iii) transporting the waste via rail to destinations for final disposal. We plan to utilize capacity at our Niagara and Delaware Valley EfW facilities for disposal of the waste, satisfying New York City’s goal of reducing the amount of its waste going into landfills.

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
At all of these projects, we purchase fuel at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. Income at our biomass facilities is based on the margin between our cost, which is predominantly fuel and our revenue from selling the related output. Several of our biomass facilities are not currently operating because they are not profitable under market conditions. If market conditions deteriorate, we may shutdown additional biomass facilities, and if market conditions improve, we may re-start some or all of our biomass facilities. In each of the years 2014, 2013, and 2012, revenue from our biomass projects represented approximately 4% of our North America segment revenue.
OTHER PROJECTS
Outside the North America segment, we presently have interests in international power projects in Ireland, China and Italy, all but one of which are EfW projects. We intend to pursue additional international EfW projects where the regulatory and market environments are attractive. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the United States, as described below and discussed in Item 1A. Risk Factors.
Energy-From-Waste Projects
In Ireland, we entered into agreements in September 2014 to build, own and operate a new 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland (the “Dublin Waste-to-Energy Facility”). We commenced construction of the facility in the fourth quarter of 2014, with operational commencement expected in late 2017. We expect to source residential, commercial and industrial waste from Dublin and the surrounding areas and sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff.  Our agreement with Dublin is structured with substantial alignment of interest, such that both parties share in the financial success of the project and provide limited financial support in the event the project under performs expectations. Our total investment in the project is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and project equity (approximately €125 million). For additional information related to funding for this project, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt - Dublin Project Financing.
In China, we have equity interests in two EfW projects and have a 40% equity interest in Sanfeng Covanta, a company that provides a suite of engineering, construction and operating services and equipment sales to EfW facilities in China. Sanfeng Covanta also has a minority equity interest in an EfW facility in China.
Summary information regarding our other EfW projects is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Waste Service	Energy
	ENERGY-FROM-WASTE
	TIP FEE STRUCTURES
1.	Dublin (1)	Ireland	1,800	58	100% Owner/Operator	2062	N/A
2.	Chengdu (2)	China	1,800	36	49% Owner/JV Operator	2033	N/A
3.	Tongxing (3)	China	1,200	24	16% Owner/JV Operator	2027	N/A
4.	Trezzo	Italy	500	18	13% Owner/JV Operator	2023	2023
5.	Taixing (4)	China	350	N/A	85% Owner/Operator	2034	2015
		SUBTOTAL	5,650	136

(1)	We will operate the facility under a 45-year public-private-partnership agreement, after which ownership of the facility will transfer to Dublin City Council.

(2)
The waste service contract and energy contract are renewed annually. Ownership of the project transfers to the host municipality at the expiration of the concession agreement. Sanfeng Covanta serves as operator for the project.

(3)	Ownership of the project transfers to the host municipality at the expiration of the concession agreement. Sanfeng Covanta has an equity interest in and serves as operator for the project.

(4)	This facility generates only steam for local industrial users. Total steam capacity is 348 metric tons per hour.
Independent Power Projects
In China, we have an 85% interest in a project company which owns and operates a 24 MW (gross) coal-fired facility, adjacent to our EfW facility in Taixing City, Jiangsu Province.

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
Post-recycled municipal solid waste generation in the United States is over 275 million tons per year, of which the EfW industry processes approximately 11% (of which we process approximately two-thirds).
EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with 80 facilities currently in operation that collectively process over 25 million tons of post-recycled solid waste and serve the needs of over 25 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. Nearly 1,000 EfW facilities are in use today around the world, processing approximately 200 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, EfW is designated as a superior solution to landfilling.
Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 13% of electricity is generated from renewable sources, slightly over half of which is hydroelectric power.
EfW contributes approximately 6% of the nation’s non-hydroelectric renewable power. EfW is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.
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

	As of December 31,
	2014	2013	2012	2011
Consumer Price Index (1)	0.8%	1.5%	1.7%	3.0%
PJM Pricing (Electricity) (2)	$56.99	$41.93	$34.76	$48.31
NE ISO Pricing (Electricity) (3)	$64.58	$56.43	$36.08	$46.38
Henry Hub Pricing (Natural Gas) (4)	$4.33	$3.72	$2.75	$4.04
#1 HMS Pricing (Ferrous Metals) (5)	$355	$344	$368	$410

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information

Administration, Washington, DC.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which can vary regionally, but generally are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.
Performance - Our EfW facilities have historically demonstrated consistent reliability; our average boiler availability was 92% in 2014. We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, and safety and environmental performance.
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

•
contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal and commercial customers to supply waste in contractually committed amounts, as well as to pay us for the services we provide;

•	the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities;

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

Waste, Energy and Metals Markets - With respect to our existing waste-related businesses, including our EfW and waste procurement businesses, we compete in waste markets which are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:

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
In the waste market of our North America segment, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our service fee EfW facilities, we typically do not compete in this market because we do not have the contractual right to solicit merchant waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our EfW facilities governed by tip fee contracts and our waste procurement services businesses, we are responsible for obtaining waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These EfW projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer services at attractive prices. Our business does not include waste collection operations.
If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted processing capacity will decrease and we will need to compete in the regional market for waste supply at the facilities we own, from both municipal and commercial services. At that point, we will compete on price with landfills, transfer stations, other EfW facilities and other waste technologies that are then offering disposal or other services in the region.
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
For the portion of our portfolio that is exposed to electricity markets, we expect prices will be driven by several factors including natural gas supply/demand conditions, regional electricity supply/demand factors, regional transmission and natural gas supply capacity and system conditions, weather conditions, and emerging environmental regulations. All of these factors will have national and regional impacts that affect electricity and steam prices.
Electricity and steam prices in the markets where the majority of our facilities are located are heavily impacted by movements in natural gas prices. The recent substantial increase in unconventional or shale gas supply has created downward pressure on gas prices relative to historical levels and therefore prices for the electricity we sell which is not under contract. However, when demand for gas is high during certain seasons or weather conditions, the gas pipeline system has been limited in its ability to transport enough gas to certain regions, such as New England and California. As result, gas prices can experience short-term spikes, and electricity prices follow.

Several long-term trends are expected to affect U.S. natural gas prices; including shale gas production, storage capacity, liquefied natural gas ("LNG") exports, and coal plant retirements, as well as industrial, transportation and residential demand. Furthermore, regional natural gas prices, especially in the Northeast are expected to be affected by changes in regional production and transportation capacity.
With respect to our sales of ferrous and non-ferrous metals recovered from our operations, we generally enter into short-term contracts with either end-users (i.e., mills) or brokers who sell to end-users. We compete in selling metals with other suppliers who are generally not in the EfW industry and whose product may be less costly to process than metals from EfW sources. In addition, third parties to whom we sell our metals are often not well-capitalized, which creates greater credit and performance risk to us than we typically experience in our other lines of business. Because of these and other factors, and because we expect to continue to enhance our metals recovery activities, we generally expect to have a growing exposure to metals market volatility. We also have enhanced our focus on mitigating commercial risks associated with metals recovery and revenue generation.
Technology, Research and Development
In our EfW business, we deploy and operate a diverse number of mass-burn waste combustion technologies. For EfW projects we have developed in North America, we have used the proprietary mass-burn combustion technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin.” Through our investment in Sanfeng, we also have non-exclusive access to certain of Martin’s mass-burn combustion technology in China. We believe that our know-how and worldwide reputation in the field of EfW and our know-how in designing, constructing and operating EfW facilities of a variety of designs and incorporating numerous technologies, rather than the use of a particular technology, are important to our competitive position in the EfW industry.
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
In addition, we will continue to consider technologies better suited than mass-burn combustion for smaller scale applications, including gasification technologies, such as our modular system, CLEERGASTM (“Covanta Low Emissions Energy Recovery Gasification”).
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
A number of other companies are similarly engaged in new technology development focused on extracting energy from waste materials through a variety of technical approaches, including: gasification, pyrolysis or other combustion designs; converting waste to fuels; or processing waste to enable co-firing in larger power plants or industrial boilers.  Firms engaged in these activities generally are less well-capitalized than Covanta, although some engage in joint ventures with larger and more well-capitalized companies. To date, we believe such efforts have not produced technologies that offer economically attractive alternatives in the absence of policy support.
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
The Environmental Regulatory Laws prohibit disposal of regulated hazardous waste at our municipal solid waste facilities. The service agreements recognize the potential for inadvertent and improper deliveries of hazardous waste and specify procedures for dealing with hazardous waste that is delivered to a facility. Under some service agreements, we are responsible for some costs related to hazardous waste deliveries. We have not incurred material hazardous waste disposal costs to date.
The Environmental Regulatory Laws also require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.
Although our operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that we are in compliance with existing Environmental Regulatory and Remediation Laws. We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.
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
Environmental Regulations — Recent Developments
Maximum Achievable Control Technology ("MACT") Rules — EPA is authorized under the Clean Air Act to issue rules periodically which tighten air emission requirements to achievable standards, as determined under a specified regulatory framework. EPA is required to establish these MACT rules for a variety of industries, including new and existing municipal waste combustion (“MWC”) units, industrial boilers and solid waste incinerators. All of our facilities comply with all applicable MACT rules currently in effect.
EPA has indicated that in 2015 it is planning to conduct a combined Risk and Technology Review for the large MWC source category and subsequently propose revised MWC MACT rules. While the scope of and timing for implementation of these rules is uncertain, the revised MWC MACT rules are expected to lower existing MWC MACT emission limits for most, if not all, regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time, to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our MWC facilities.
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
Proposed Revised Ground Level Ozone Standards — On November 25, 2014, EPA proposed to revise and strengthen the National Ambient Air Quality Standards ("NAAQS") for ground-level ozone or “smog”. EPA has indicated that it expects to issue the final rules in October 2015. Once implemented by EPA and affected states, this rule could impact changes that we pursue to our existing air permits in the future.
Revised PM2.5 Rule — In 2006, EPA issued a final rule to implement the revised NAAQS for fine particulate matter, or PM2.5. While state implementation plans to meet this rule did not result in any new PM2.5 emission control requirements for existing MWCs, they could impact changes that we pursue to our existing air permits in the future.
Energy Regulations
Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources, such as waste, which meet certain size and other applicable requirements, referred to as “QFs”), under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). Each of our United States generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt, or the subsidiary owning the facility has been determined to be an EWG.
Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission of electricity in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. Most of our QFs are currently exempt from FERC’s rate regulation under the FPA because (i) the QF is 20 MW or smaller, (ii) its sales are made pursuant to a state regulatory authority’s implementation of PURPA, (iii) the QF is owned by a municipality or subdivision thereof; or (iv) its sales are made pursuant to a contract executed on or before March 17, 2006. Our QFs that are not exempt, or that lose these exemptions from rate regulation, are or would be required to obtain market-based rate authority from FERC or otherwise make sales pursuant to rates on file with FERC.
Under the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. Our generating companies in the United States that are not otherwise exempt from FERC’s rate regulation have sales of electricity pursuant to market-based rates or other rates authorized by FERC. With respect to our generating companies with market-based rate authorization, FERC has the right to suspend, revoke or revise that authority and require our sales of energy to be made on a cost-of-service basis if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, our market-based rate sellers are subject to certain market behavior and market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. Even where FERC has granted market-based rate authority, FERC may impose various market mitigation measures, including price caps, bidding rules and operating restrictions where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. A loss of, or an inability to obtain, market-based rate authority could have a material adverse impact on our business. We can offer no assurance that FERC will not revisit its policies at some future time with the effect of limiting market-based rate authority, regulatory waivers, and blanket authorizations.
Under the Energy Policy Act of 2005 (“EPAct 2005”), FERC has approved the North American Electric Reliability Corporation, or “NERC,” to address the development and enforcement of mandatory reliability standards for the wholesale electric power system. Certain of our subsidiaries are responsible for complying with the standards in the regions in which we operate. NERC also has the ability to assess financial penalties for non-compliance. In addition to complying with NERC requirements, certain of our subsidiaries must comply with the requirements of the regional reliability council for the region in which that entity is located. Compliance with these reliability standards may require significant additional costs, and noncompliance could subject us to regulatory enforcement actions, fines, and increased compliance costs.
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
Recent Policy Debate Regarding Climate Change and Renewable Energy
The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities emit CO2, however EfW is recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•	avoids CO2 emissions from fossil fuel power plants;

•	avoids methane emissions from landfills; and

•	avoids GHG emissions from mining and processing metal because it recovers and recycles metals from waste.
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
In the absence of new legislative efforts, EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). In 2011, GHG emissions became subject to the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. While the inclusion of GHGs under the Title V program does not introduce new requirements for existing facilities other than additional reporting requirements, the inclusion of GHGs under PSD will impact new facilities and potentially expansions of existing facilities. In 2013, EPA re-proposed GHG performance standards for new power plants. The newly proposed rule does not apply to biomass or MWC units and the rule has not been finalized. In 2014, EPA proposed rules for existing power plants which set aggressive targets for states to reduce GHG emissions associated with fossil fuel-fired utility electricity generation. While these proposed rules do not apply to MWC units, they do provide states a pathway to include MWC units as compliance tools in their mandatory “State Plans” designed to achieve the GHG reduction goals established. We cannot predict at this time the potential impact to our business of EPA’s regulatory initiatives under the CAA, or whether EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.
While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or EfW businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•
The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect EfW facilities. We operate one fossil-fuel fired boiler at our Niagara facility included in the RGGI program.

•
California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California EfW facilities, but not our biomass facilities. In 2013 and 2014, regulatory amendments were finalized to exclude EfW facilities from the cap-and-trade program through the end of 2015. However, the treatment of EfW facilities beyond 2015 is uncertain at this time.

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
The European Union
The European Union has adopted legislation which requires member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of EfW facilities across the European Union. These include (1) Directive 2010/75/EU on industrial emissions (the "Industrial Emissions Directive") which consolidated and replaced seven existing Directives, including Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governed emissions to air, land and water from certain large industrial installations, and Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposed limits on emissions to air or water from the incineration and co-incineration of waste, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill, and (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes.
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
EMPLOYEES
As of December 31, 2014, we employed approximately 3,500 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 8% are represented by organized labor. Currently, we are party to 10 collective bargaining agreements: one which expired in 2014 has been mutually extended and is still in good-faith negotiations; one expires in 2015; five expire in 2016; two expire in 2017; and one expires in 2019. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2015

Name and Title	Age	Experience
Anthony J. Orlando President and Chief Executive Officer (1)	55
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

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	38
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

Seth Myones Executive Vice President and Chief Operating Officer	56
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

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	56
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

Derek W. Veenhof Executive Vice President, Sustainable Solutions	48
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

Neil C. Zieselman Vice President and Chief Accounting Officer	39
Vice President and Chief Accounting Officer since June 2014. Mr. Zieselman served as Corporate Controller from August 2010 to June 2014. Mr. Zieselman served as Domestic Operations Controller from November 2007 to August 2010 and Director of External Reporting from February 2006 to November 2007. Prior to these roles, Mr. Zieselman held accounting and finance positions with Cendant Corporation and Avaya Inc. He began his career as an auditor with PricewaterhouseCoopers LLP.

(1)
In January 2015, Covanta announced its CEO succession plan which calls for Anthony J. Orlando to step down from his role as Chief Executive Officer in March 2015 at which time Stephen J. Jones will become Covanta’s President and Chief Executive Officer and a member of the Board of Directors. Mr. Orlando will remain on the Board of Directors.

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
Our waste and energy services businesses are subject to extensive environmental laws and regulations by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs relating to compliance with these laws and regulations are material to our business. If our businesses fail to comply with these regulations, our cash flow and profitability could be adversely affected, and we could be subject to civil or criminal liability, damages and fines.
In addition, lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. We cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause. For additional information on environmental regulation, see Item 1. Business — Regulation of Business.
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
For the EfW facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2015 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
Where we have leasehold interests, we cannot assure you that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.
Our revenue and cash flows may decline if we are not successful in retaining rights or such rights terminate to operate facilities after our contracts expire.
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
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts, under tip fee structures more often than under service fee structures. Due to the nature of tip fee structures, if that were to occur, we may be exposed to greater performance and price risk on the energy we sell. For additional information on the tip fee contract structure, see Item 1. Business — North America Segment — Energy-from-Waste Projects.

Changes in public policies and legislative initiatives could materially affect our business and prospects.
There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The U.S. Environmental Protection Agency has proposed rules which require states to develop plans to reduce carbon emissions from the energy sector, through a variety of methods generally subject to state discretion. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final laws or regulations as being clean or renewable or greenhouse gas reducing, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.
Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, expand existing projects, acquire certain businesses and refinance our existing debt.
Our business is capital intensive, and we seek to finance a significant portion of our existing assets, as well as our investments in new assets, with debt capital to the extent that we believe such financing is prudent and accretive to shareholder value.
As of December 31, 2014, we had approximately $2.2 billion in long-term debt and project debt. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.
We intend to grow our business through the development of new projects, the expansion and/or enhancement of existing facilities, and opportunistic acquisitions of projects or businesses. Such investments may be large enough to require capital in excess of our cash on hand and availability under our existing credit facilities. Prolonged instability or deterioration in the credit markets may adversely impact our access to capital on terms that we find acceptable, thereby impacting our ability to execute our strategy to grow our business.
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
Development and construction of new projects and expansions may not commence as anticipated, or at all.
Development and construction involves many risks including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;

•	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;

•	difficulty, delays or inability to obtain financing for a project on acceptable terms;

•	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;

•	the unavailability of sufficient quantities of waste or other fuels for startup;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	interruption of existing operations;

•	unanticipated cost overruns or delays; and

•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism.
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
The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. These are complex projects that include many factors and conditions which may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.
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
Our growth could strain our resources and cause our business to suffer.
We have made and may continue to plan and execute acquisitions and take other actions to grow our base business. Acquisitions present significant challenges and risks relating to the integration of the business into the company. If we make acquisitions, it could place a strain on our management systems, infrastructure and resources, as well as present new or different risks to our business. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. We can provide no assurances that the company will manage acquisitions successfully.
Our ability to successfully manage organizational, process and cost-efficiency initiatives could strain our resources and affect our profitability.
We have made and may continue to undertake organizational, process and cost efficiency changes intended to improve our business. These changes, which may include implementation of new systems and processes, staff adjustments and reassignments of responsibilities, are important to our business success. Failure or delay in implementing these actions, or ineffective implementation could strain our resources and systems, resulting in disruption to our business and/or adversely affecting our results.

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
We have provided guarantees and financial support in connection with our projects.
We are obligated to guarantee or provide financial support for our projects in one or more of the following forms:

•	support agreements in connection with construction, service or operating agreement-related obligations;

•	direct guarantees of certain debt relating to our facilities;

•	contingent obligations to pay lease payment installments in connection with certain of our facilities;

•	agreements to arrange financing for projects under development;

•	contingent credit support for damages arising from performance failures;

•	environmental indemnities; and

•	contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.
Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it could materially and adversely affect our cash flow, results of operations and financial condition.
Our businesses depend on performance by third parties under contractual arrangements.
Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, supply and deliver the waste and other goods and services necessary for the operation of our energy facilities, and purchase the metals we recover. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term and short-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, or at all. In addition, the bankruptcy or financial stability of third parties with whom we do business could result in nonpayment or nonperformance of that party’s obligations to us. The economic slowdown and disruptions in credit markets have strained resources of these third parties, and could make it difficult for them to honor their obligations to us.
We cannot be certain that our NOLs will continue to be available to offset our federal tax liability.
As of December 31, 2014, we had $486 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2028 and 2033. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and, accelerating the date on which we may be otherwise obligated to pay incremental cash taxes. For additional information related to our NOLs, see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.
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
If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers. For more information on energy regulations applicable to us, see Item 1. Business — Regulation of Business — Regulations Affecting Our North America Segment - Energy Regulations.
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
Significant changes in weather patterns and volatility could have a positive or negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expenses, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, limited availability of water for plant cooling operations, and changes in energy pricing, among other effects.
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
Failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease 104,000 square feet of office space in Morristown, New Jersey. In addition, we own 83 acres of undeveloped land in California. As of December 31, 2014, we owned, had equity investments in and/or operated 74 projects in the North America segment consisting primarily of 42 EfW operations, four ash landfills, 18 transfer stations, one treatment, storage and disposal facility, seven wood waste (biomass) energy projects and two water (hydroelectric) energy projects. Principal projects are described above under Item 1. Business — North America Segment. Projects in the North America segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,752 acres, of which 1,415 acres are owned and 337 acres are leased.
We operate projects outside of our North America segment and have offices located in Dublin, Ireland and Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2014, we are the part owner/operator of four international projects with businesses conducted at properties which are either leased or have land rights aggregating to 67 acres. Principal projects are described above under Item 1. Business — Other Projects.
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
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 20, 2015, there were approximately 965 holders of record of our common stock. On February 20, 2015, the closing price of our common stock on the New York Stock Exchange was $21.31 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2014			2013
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$18.78	$16.42	$0.18	$20.26	$18.33	$0.165
Second Quarter	$21.00	$17.36	$0.18	$21.30	$18.94	$0.165
Third Quarter	$21.73	$20.23	$0.25	$21.89	$19.74	$0.165
Fourth Quarter	$25.35	$20.56	$0.25	$21.71	$16.70	$0.165
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
In 2013, we increased the authorization for share repurchases to a total of $150 million. During the year ended December 31, 2013, we repurchased 1.7 million shares for approximately $34 million at a weighted average cost per share of $19.37. We did not repurchase shares of common stock during the second half of fiscal 2013 or in 2014. As of December 31, 2014, the amount remaining under our currently authorized share repurchase program was $116 million.
During each of the years ended December 31, 2014 and 2013, we repurchased 0.02 million and 0.5 million shares of our common stock, respectively, in connection with tax withholdings for vested stock awards.
Unregistered sales of equity securities and use of proceeds
During the three months ended December 31, 2014, 1,274,138 shares of our common stock were issued in connection with exercises of warrants issued as part of the 3.25% Notes offering for an aggregate of 1,430,870 shares of common stock issued upon exercise of such warrants during the year ended December 31, 2014. The warrant exercises were net share settled, meaning that we delivered to the warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of our common stock on each exercise date over the then effective strike price of the warrants, divided by such volume-weighted average price of our common stock, with a cash payment in lieu of fractional shares. Accordingly, we did not receive any proceeds from the exercise of the warrants. The shares of common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and no underwriters were used in connection with the warrant exercises. For additional information related to the warrants, see Note 11 Consolidated Debt — 3.25% Cash Convertible Senior Notes due 2014.

The following performance graph sets forth a comparison of the yearly percentage change in the Company’s cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones US Conventional Electricity Index**, and the Dow Jones US Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph below reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2009 and ending December 31, 2014.

The stockholder return reflected above is not necessarily indicative of future performance.

*
The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries. © 2015 S&P Dow Jones Indices LLC. All Rights Reserved. Used with permission.

** The Dow Jones US Waste & Disposal Services Index and the Dow Jones US Conventional Electricity Index are maintained by S&P Dow Jones Indices LLC. As described by Dow Jones, the Dow Jones US Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones US Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy. © 2015 S&P Dow Jones Indices LLC. All Rights Reserved. Used with permission.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Statements of Operations Data:
Operating revenues	$1,682	$1,630	$1,643	$1,650	$1,583
Operating expenses (2)	$(1,538)	$(1,408)	$(1,366)	$(1,409)	$(1,411)
Net (write-offs) gains	$(64)	$(15)	$57	$—	$(34)
Operating income (2)	$144	$222	$277	$241	$172
Loss on extinguishment of debt	$(2)	$(1)	$(3)	$(1)	$(15)
(Loss) income from continuing operations (2)	$(1)	$42	$138	$98	$44
(Loss) income from discontinued operations, net of taxes (2)	$—	$(52)	$(20)	$129	$26
Net (loss) income (2)	$(1)	$(10)	$118	$227	$70
Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	$(1)	$1	$(2)	$(5)	$(5)
Net loss from discontinued operations attributable to noncontrolling interests in subsidiaries	$—	$—	$—	$(3)	$(4)
Net (loss) income attributable to Covanta Holding Corporation (2)	$(2)	$(9)	$116	$219	$61

Net (loss) income attributable to Covanta Holding Corporation stockholders:
Continuing operations (2)	$(2)	$43	$136	$93	$39
Discontinued operations (2)	—	(52)	(20)	126	22
Net (loss) income attributable to Covanta Holding Corporation (2)	$(2)	$(9)	$116	$219	$61

Basic (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations (2)	$(0.01)	$0.33	$1.03	$0.66	$0.25
Discontinued operations	—	(0.40)	(0.15)	0.89	0.14
Covanta Holding Corporation (2)	$(0.01)	$(0.07)	$0.88	$1.55	$0.39
Diluted (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations (2)	$(0.01)	$0.33	$1.02	$0.66	$0.25
Discontinued operations	—	(0.40)	(0.15)	0.88	0.14
Covanta Holding Corporation (2)	$(0.01)	$(0.07)	$0.87	$1.54	$0.39

Cash dividend declared per share	$0.86	$0.66	$0.60	$0.30	$1.50

Weighted average common shares outstanding:
Basic	130	129	132	141	153
Diluted	130	130	133	142	154

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$91	$195	$235	$220	$119
Restricted funds held in trust	$196	$167	$214	$191	$233
Assets held for sale	$—	$71	$137	$144	$306
Property, plant and equipment, net (2)	$2,653	$2,621	$2,543	$2,406	$2,459
Total assets (2)	$4,204	$4,380	$4,527	$4,385	$4,675
Long-term debt	$1,973	$2,085	$2,015	$1,486	$1,565
Project debt	$247	$236	$317	$680	$803
Liabilities held for sale	$—	$49	$65	$56	$94
Total Covanta Holding Corporation stockholders equity (2)	$782	$902	$1,042	$1,075	$1,120
Shares of common stock outstanding	133	130	132	136	150

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Cash Flow Data:
Net cash flow from continuing operations provided by (used in):
Operating activities	$340	$324	$357	$376	$405
Investing activities	$(235)	$(258)	$(222)	$(118)	$(246)
Financing activities	$(207)	$(111)	$(132)	$(418)	$(450)

Purchase of property, plant and equipment:
Maintenance capital expenditures	$101	$87	$85	$80	$74
Other capital expenditures (1)	115	101	41	38	41
Total purchase of property, plant and equipment	$216	$188	$126	$118	$115

(1)
See Item 7. Management's Discussion And Analysis Of Financial Condition And Results of Operations — Liquidity — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) for details related to other capital expenditures.

(2)	As revised for the years ended December 31, 2013 and prior. See Item 8. Financial Statements and Supplementary Data - Note 1. Organization and Summary of Significant Accounting Policies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC (formerly known as Covanta Energy Corporation) and its subsidiaries.
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
For a discussion of these strategies and the execution on these strategies in 2014, see Item. 1. Business — Strategy and Business — Execution on Strategy.
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
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Discontinued Operations and as such all prior periods have been reclassified to conform to this presentation. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations for additional information.
The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
The Results of Operations discussion below compares our revenues, expenses and certain other items during each of the years presented for continuing operations.
The following terms used within the Results of Operations discussion are defined as follows:

•	“Same store”: reflects the performance at each facility on a comparable period-over-period basis, excluding the impacts of transitions and transactions.

•
“Transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2014 vs. Year Ended December 31, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,032	$1,008	$1,030	$1,006	$24	$24
Recycled metals revenues	93	73	93	73	20	20
Energy revenues	460	431	423	401	29	22
Other operating revenues	97	118	95	115	(21)	(20)
Total operating revenues	1,682	1,630	1,641	1,595	52	46
OPERATING EXPENSES:
Plant operating expenses	1,055	992	1,023	959	63	64
Other operating expenses	101	97	98	92	4	6
General and administrative expenses	97	82	94	80	15	14
Depreciation and amortization expense	211	209	208	207	2	1
Net interest expense on project debt	10	13	9	11	(3)	(2)
Net write-offs	64	15	50	15	49	35
Total operating expenses	1,538	1,408	1,482	1,364	130	118
Operating income	$144	$222	$159	$231	$(78)	$(72)

Plus: Net write-offs	$64	$15	$50	$15
Operating income excluding Net write-offs:	$208	$237	$209	$246	$(29)	$(37)
Operating Revenues
Waste and Service Revenues
Waste and service revenues increased by $24 million on both a consolidated and North America segment basis.
Waste and service revenues from North America segment EfW operations increased by $5 million year-over-year, driven by the following:

•
same store revenues increased by $14 million, or 1.5%, primarily driven by $11 million in price improvement, primarily due to contract escalation and special waste growth, and $6 million in higher volume, offset by a decrease of $2 million in other revenues;

•	contract transitions reduced revenue by $17 million, of which $13 million related to revenue earned explicitly to service project debt; and

•	transactions increased revenue by $7 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $18 million, primarily due to transfer stations acquired in the fourth quarter of 2013.

Consolidated (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Waste and service revenue unrelated to project debt	$1,010	$973	$37
Revenue earned explicitly to service project debt - principal	19	30	(11)
Revenue earned explicitly to service project debt - interest	3	5	(2)
Total waste and service revenue	$1,032	$1,008	24

North America Segment - EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Contracted	$16.0	$15.0	1.0
Uncontracted	2.7	3.5	(0.8)
Total Tons	$18.7	$18.5	0.2
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenues
For the twelve month comparative period, recycled metal revenues on both a consolidated and North America segment basis increased by $20 million. This increase was almost entirely driven by higher same store revenues in North America segment EfW operations as follows:

•	$13 million from higher volume of recovered metals, primarily as a result of improvements to existing recovery systems and installation of new recovery systems; and

•	$5 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices.
Revenue from non-EfW operations increased by $3 million.

Recycled Metal Revenues (in millions):	For the Quarters Ended
	2014	2013
March 31,	$21	$16
June 30,	25	17
September 30,	26	19
December 31,	21	21
Total for the Year Ended December 31,	$93	$73

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2014	2013	2014	2013
Ferrous Metal	$65	$56	340	311
Non-Ferrous Metal	28	17	30	20
Total	$93	$73

(1)	Represents the portion of total volume sold that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.
Energy Revenues
For the twelve month comparative period, energy revenues on a consolidated basis increased by $29 million.
Energy revenues from North America segment EfW operations increased by $19 million year-over-year, driven by the following:

•
same store revenues increased by $18 million, driven by $11 million in higher energy pricing, primarily resulting from cold weather energy demands in the first quarter, and $7 million in higher energy production;

•	service fee contract transitions increased revenue by $3 million due to reduced client revenue sharing;

•	energy contract transitions to market prices reduced revenue by $4 million; and

•	transactions increased revenue by $4 million.
All other energy revenue (non-EfW operations) increased by $10 million on a consolidated basis, driven by a $2 million increase in revenue from biomass operations due to higher energy prices and $8 million in higher steam revenue from a facility in China.

North America Segment - Energy Revenue and MWh by Contract Status and Facility Type (in millions):

	Year Ended December 31,
	2014			2013			Variance
	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$52	1.1	17%	$39	1.0	16%
Contracted	247	3.2	51%	268	3.6	59%
Hedged	59	1.4	21%	31	0.8	13%
Total EfW	$358	5.6	89%	$338	5.3	88%	$20	0.3
Biomass
At Market	$24	0.4	6%	$18	0.4	6%
Contracted	41	0.3	5%	45	0.3	6%
Total Biomass	$65	0.7	11%	$63	0.7	12%	$2	—
Total	$423	6.3	100%	$401	6.0	100%	$22	0.3

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Other Operating Revenues
The decrease of $21 million in other operating revenues for the twelve month comparative period was primarily due to lower construction revenue.
Operating Expenses
Plant Operating Expenses
For the twelve month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $63 million and $64 million, respectively.
Plant operating expenses from North America segment EfW operations increased $23 million year-over-year, driven by the following:

•
same store plant operating expenses increased by $11 million, impacted by higher fuel expense incurred primarily as a result of cold weather in the first quarter of 2014 ($6 million), insurance recoveries in Q2 2013 ($3 million), higher hauling and disposal costs ($3 million), and increased bad debt reserves ($2 million), partially offset by lower operating lease expense ($2 million);

•	contract transitions increased plant operating expenses by $1 million due to reduced client pass-through costs; and

•	transactions increased plant operating expenses by $11 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $41 million, with additional expenses from transfer stations acquired in the fourth quarter of 2013 ($15 million), higher wood fuel cost at our biomass facilities ($3 million), higher employee incentive compensation ($14 million), and other expenses related to increased revenue as noted above ($11 million), partially offset by the benefit of higher renewable energy credits which are accounted for as a contra-expense ($2 million).
Plant operating expenses outside of the North America segment decreased by $1 million due to lower wages and benefits at a facility in China.

North America Segment (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Plant Operating Expenses:
Plant maintenance (1)	$244	$232	$12
All other	779	727	52
Plant operating expenses	$1,023	$959	64

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment increased by $6 million for the twelve month comparative period with lower construction expenses ($14 million) offset by a gain related to the termination of our defined benefit pension plans in the first quarter of 2013 ($6 million), an energy contract termination payment in the second quarter of 2013 ($8 million), lower insurance recoveries in 2014 ($2 million), a gain related to a contract amendment in the third quarter of 2013 ($3 million) and other items in Q4 2013 ($2 million).
For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Other Operating Expenses.
Net Write-offs
During the year ended December 31, 2014, we recorded non-cash write-offs totaling $64 million consisting of $14 million related to the sale of our insurance business, a $34 million impairment charge related to our California biomass facility assets, and write-offs of contract intangibles of $16 million. For additional information, see Item 1. Financial Statements — Note 14. Supplementary Information — Net Write-off (Gains).
During the year ended December 31, 2013, we recorded non-cash write-offs in our North America segment totaling $15 million, consisting of $4 million against our outstanding loan receivable balance related to the Harrisburg EfW facility, a $9 million impairment of our Wallingford EfW facility assets, and a $2 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility, which we subsequently sold in the fourth quarter of 2013. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Net Write-off (Gains).
Operating Income
Excluding the net write-offs discussed above, operating income decreased by $29 million on a consolidated basis for the twelve month comparative period. In our North America segment, operating income decreased by $37 million, with higher contribution from EfW operations ($9 million) offset by lower profit from construction activities, higher employee incentive compensation expenses, third party consultant costs incurred to implement long-term cost efficiency improvements (see Item 1. Business — Execution on Strategy — Efficiency Improvements), and certain one-time gains realized in 2013. Outside of our North America segment operating income improved by $7 million primarily due to lower development spending and increased steam sales at a facility in China.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2013 vs. Year Ended December 31, 2012

	Consolidated		North America		Variance Increase (Decrease)
	2013	2012	2013	2012	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$1,008	$1,010	$1,006	$1,008	$(2)	$(2)
Recycled metals revenues	73	72	73	72	1	1
Energy revenues	431	394	401	367	37	34
Other operating revenues	118	167	115	156	(49)	(41)
Total operating revenues	1,630	1,643	1,595	1,603	(13)	(8)
OPERATING EXPENSES:
Plant operating expenses	992	967	959	934	25	25
Other operating expenses	97	157	92	140	(60)	(48)
General and administrative expenses	82	78	80	74	4	6
Depreciation and amortization expense	209	194	207	191	15	16
Net interest expense on project debt	13	27	11	26	(14)	(15)
Net write-offs (gains)	15	(57)	15	(57)	72	72
Total operating expenses	1,408	1,366	1,364	1,308	42	56
Operating income	$222	$277	$231	$295	$(55)	$(64)

Plus: Net write-offs (gains)	$15	$(57)	$15	$(57)
Operating income excluding Net write-offs (gains):	$237	$220	$246	$238	$17	$8
Operating Revenues
Waste and Service Revenues
Waste and service revenues decreased by $2 million on both a consolidated and North America segment basis. Within our North America segment, waste and service revenues from EfW operations decreased by $7 million, with lower revenue earned explicitly to service project debt ($12 million) and the net impact of service contract transitions ($3 million) partially offset by an $11 million or 1.2% increase (0.5% from price and 0.7% from volume) in same store revenue.

Consolidated (in millions):	For the Years Ended December 31,
	2013	2012	Variance
Waste and service revenue unrelated to project debt	$973	$963	$10
Revenue earned explicitly to service project debt - principal	30	39	(9)
Revenue earned explicitly to service project debt - interest	5	8	(3)
Total waste and service revenue	$1,008	$1,010	(2)

North America Segment - EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2013	2012	Variance
Contracted	$15.0	$15.2	$(0.2)
Uncontracted	3.5	3.3	0.2
Total Tons	$18.5	$18.5	—
(1) Includes solid tons only.

Recycled Metal Revenues
Recycled metal revenues increased slightly primarily due to higher volume of recovered metals as a result of the installation of new non-ferrous recovery systems ($4 million), offset by lower recycled metal market pricing ($3 million).

Recycled Metal Revenues (in millions):	For the Quarters Ended
	2013	2012
March 31,	$16	$20
June 30,	17	18
September 30,	19	17
December 31,	21	17
Total for the Year Ended December 31,	$73	$72

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2013	2012	2013	2012
Ferrous Metal	$56	$58	311	309
Non-Ferrous Metal	17	14	20	15
Total	$73	$72

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
North America Segment - Energy Revenue and MWh by Contract Status and Facility Type (in millions):

	Year Ended December 31,
	2013			2012			Variance
North America segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$39	1.0	16%	$36	0.9	16%
Contracted	268	3.6	59%	250	3.5	63%
Hedged	31	0.8	13%	21	0.4	8%
Total EfW	$338	5.3	88%	$307	4.8	87%	$31	0.5
Biomass
At Market	$18	0.4	6%	$13	0.4	7%
Contracted	45	0.3	6%	47	0.4	6%
Total Biomass	$63	0.7	12%	$60	0.8	13%	$3	(0.1)
Total	$401	6.0	100%	$367	5.6	100%	$34	0.4

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Other Operating Revenues
The decrease of $41 million in other operating revenues in the North America segment was primarily due to lower construction revenue with the Honolulu facility expansion project commencing commercial operations in 2012. Consolidated other operating revenues further decreased by $8 million primarily due to lower revenues from our insurance subsidiaries, whose remaining business was transitioned to run-off during 2012.

Operating Expenses
Plant Operating Expenses
Plant operating expenses in our North America segment increased by $25 million, including $6 million in plant maintenance expense and $19 million in other plant operating expenses. The increase in other plant operating expenses was driven by higher hauling and disposal costs for ash and bypassed waste ($16 million) and other same store cost escalation ($12 million), as well as increased costs from service contract transitions ($14 million), partially offset by higher renewable energy credits which are accounted for as a contra expense which are accounted for as a contra expense ($12 million), and lower operating lease expense ($11 million) resulting from the acquisition of the Delaware Valley EfW facility in the fourth quarter of 2012.
Consolidated plant operating expenses included $2 million of higher operating expenses from our international projects.

North America Segment (in millions):	For the Years Ended December 31,
	2013	2012	Variance
Plant Operating Expenses:
Plant maintenance (1)	$232	$226	$6
All other	727	708	19
Plant operating expenses	$959	$934	25

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $48 million primarily due to lower construction expense ($29 million) for the same reason noted above, an energy contract termination payment recorded as a contra expense ($8 million), and the net change in pension plan settlement expense related to the termination of our defined benefit pension plan ($17 million), partially offset by lower property insurance recoveries. On a consolidated basis, other operating expenses further decreased due to lower operating expenses at our insurance subsidiaries, whose remaining business was transitioned to run-off during 2012.
For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Other Operating Expenses.
Net Write-offs (Gains)
During the year ended December 31, 2013, we recorded non-cash write-offs in our North America segment totaling $15 million consisting of $4 million against our outstanding loan receivable balance related to the Harrisburg EfW facility, a $9 million impairment of our Wallingford EfW facility assets, and a $2 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility, which we subsequently sold in the fourth quarter of 2013. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14.Supplementary Information — Net Write-off (Gains).
During the year ended December 31, 2012, we recorded non-cash write-offs (gains) totaling $(57) million consisting of a net gain of $44 million related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition, a non-cash write-off of an intangible liability in connection with a contract amendment for our Essex County EfW facility, which resulted in a gain of $29 million, offset by a non-cash write-off of $16 million representing the capitalized costs of a suspended renewable fuels project. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Net Write-off (Gains).
Operating Income
Operating income excluding net write-offs (gains) for 2013 was $237 million, compared to $220 million in the prior year period. The increase of $17 million was due to lower interest expense on project debt ($14 million), offset by the net impact of the factors described above.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2014, 2013, and 2012
Other Expenses:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Investment income	$(1)	$—	$(1)	$(1)	$1
Interest expense	125	118	94	7	24
Non-cash convertible debt related expense	13	28	25	(15)	3
Loss on extinguishment of debt	2	1	3	1	(2)
Other expenses (income), net	1	(4)	(3)	5	(1)
Total other expenses	$140	$143	$118	(3)	25
Interest expense increased for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to higher interest expense related to the 5.875% Senior Notes, which were issued in March 2014, as compared to the 3.25% Cash Convertible Senior Notes, which matured in June, partially offset by lower interest expense related to our Term Loan. Interest expense increased for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the higher interest expense of $31 million related to the 6.375% Senior Notes, Tax-Exempt Bonds and Term Loan issued in 2012.
Non-cash convertible debt related expense decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the maturity of the 3.25% Cash Convertible Senior Notes in June 2014. Non-cash convertible debt related expense increased for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to net changes to the valuation of the derivatives associated with the 3.25% Cash Convertible Senior Notes.
The components of loss on extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Credit Facility refinancing (1)	$2	$1	$2
Project Debt refinancing (2)	—	—	1
Total loss on extinguishment of debt	$2	$1	$3

(1)	Comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. See Liquidity and Capital Resources below.
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

Income Tax Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax expense	$15	$43	$31	$(28)	$12

Effective income tax rate	388%	55%	19%
The income tax expense decrease for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to lower pre-tax income for the year ended December 31, 2014. The income tax expense increase for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the absence of the tax benefit in 2013 from the Delaware Valley EfW acquisition that gave rise to the net gain on the settlement of a pre-existing lease in 2012 and the income tax impact of our unrecognized tax positions for the year ended December 31, 2013. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.
Net (Loss) Income Attributable to Covanta Holding Corporation and Earnings Per Share:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:

Net (Loss) Income Attributable to Covanta Holding Corporation Stockholders:
Continuing operations	$(2)	$43	$136	$(45)	$(93)
Discontinued operations (1)	—	(52)	(20)	52	(32)
Covanta Holding Corporation	$(2)	$(9)	$116	7	(125)

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$(0.01)	$0.33	$1.03	(0.34)	(0.70)
Discontinued operations	—	(0.40)	(0.15)	0.40	(0.25)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.88	0.06	(0.95)
Weighted Average Shares	130	129	132	1	(3)

Diluted:
Continuing operations	$(0.01)	$0.33	$1.02	(0.34)	(0.69)
Discontinued operations	—	(0.40)	(0.15)	0.40	(0.25)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.87	0.06	(0.94)
Weighted Average Shares	130	130	133	—	(3)

Cash Dividend Declared Per Share (2)	$0.86	$0.66	$0.60	0.20	0.06

Adjusted EPS — Non-GAAP: (3)	$0.39	$0.36	$0.59	0.03	(0.23)

(1)
Discontinued operations in 2013 are comprised of the impairment of assets related to our development activities in the United Kingdom. In 2012, discontinued operations primarily relate to our interests in our fossil fuel independent power production facilities in the Philippines, India, and Bangladesh, but also included our development activities in the United Kingdom. See Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations for additional information.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the twelve months ended December 31, 2014, 2013 and 2012, respectively, reconciled for each such period to diluted earnings per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2014	2013	2012
Diluted (Loss) Earnings Per Share from Continuing Operations	$(0.01)	$0.33	$1.02
Reconciling Items (1)	0.40	0.03	(0.43)
Adjusted EPS	$0.39	$0.36	$0.59

(1) Additional information is provided in the Reconciling Items table below.

	Twelve Months Ended December 31,
	2014	2013	2012
Reconciling Items
Operating loss related to insurance subsidiaries (a)	$2	$2	$10
Net write-offs (gains) (b)	64	15	(57)
Severance and other restructuring (c)	9	2	—
Pension plan settlement (gain) expense (d)	—	(6)	11
Gain related to trust distribution (e)	—	(4)	—
Loss on extinguishment of debt (f)	2	1	3
Loss on derivative instruments not designated as hedging instruments	—	(1)	(1)
Effect of foreign exchange loss on indebtedness (g)	1	—	(3)
Other	1	—	—
Total reconciling items, pre-tax	79	9	(37)
Proforma income tax impact (h)	(32)	(5)	(22)
ARC purchase accounting adjustment tax impact	4	—	—
Grantor trust activity	1	—	1
Total Continuing Operations Reconciling Items, net of tax	$52	$4	$(58)
Diluted Earnings (Loss) Per Share Impact	$0.40	$0.03	$(0.43)
Weighted Average Diluted Shares Outstanding	130	130	133

(a)
Represents operating losses for our insurance subsidiaries. During 2012, we transitioned our remaining insurance business to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases.

(b)	For additional information, see table below.

(c)	Includes certain costs incurred in connection with costs savings initiatives. See Item 1. Business — Execution on Strategy — Efficiency Improvements.

(d)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 16. Employee Benefit Plans.

(e)	In 2013, we recorded a $4 million gain related to a distribution received from an insurance subsidiary grantor trust. See Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

(f)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 11. Consolidated Debt.

(g)	In 2012, we recorded a foreign exchange gain related to an intercompany loan.

(h)	For additional information, see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

The components of net write-offs (gains) are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
North America segment:
Write-off of intangible assets (liability)	$16	$—	$(29)
Net gain related to lease termination - intangible related	—	—	(44)
Write-down of California biomass facilities and equity investment	34	2	—
Write-down of EfW facility assets	—	9	—
Write-off of loan issued to fund certain facility improvements	—	4	—
Write-off of renewable fuels project	—	—	16
North America segment sub-total:	50	15	(57)
Other:
Write-down of insurance business	14	—	—
Total net write-offs (gains)	$64	$15	$(57)
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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2014. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the twelve months ended December 31, 2014, 2013 and 2012, respectively, reconciled for each such period to net income from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
Adjusted EBITDA	2014	2013	2012
Net (Loss) Income Attributable to Covanta Holding Corporation — Continuing Operations	$(2)	$43	$136
Operating loss related to insurance subsidiaries (a)	2	2	10
Depreciation and amortization expense	211	209	194
Debt service:
Net interest expense on project debt	10	13	27
Interest expense	125	118	94
Non-cash convertible debt related expense	13	28	25
Investment income	(1)	—	(1)
Subtotal debt service	147	159	145
Income tax expense	15	43	31
Net write-offs (gains) (a)	64	15	(57)
Pension plan settlement (gain) expense (a)	—	(6)	11
Loss on extinguishment of debt (a)	2	1	3
Gain related to trust distribution (a)	—	(4)	—
Net income (loss) attributable to noncontrolling interests in subsidiaries	1	(1)	2
Other adjustments:
Debt service billing in excess of revenue recognized	2	9	9
Severance and other restructuring (a)	9	2	—
Non-cash compensation expense	17	15	16
Other non-cash items (b)	6	7	7
Subtotal other adjustments	34	33	32
Total adjustments	476	451	371
Adjusted EBITDA	$474	$494	$507
(a) For additional information, see Adjusted EPS above.
(b) Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Cash flow provided by operating activities from continuing operations	$340	$324	$357
Cash flow used in operating activities from insurance activities (a)	1	8	5
Debt service	147	159	145
Change in working capital	(4)	33	21
Change in restricted funds held in trust	(11)	(20)	(34)
Non-cash convertible debt related expense	(13)	(28)	(25)
Equity in net income from unconsolidated investments	10	6	10
Dividends from unconsolidated investments	(11)	(7)	(8)
Current tax provision	11	12	12
Other	4	7	24
Sub-total:	(14)	3	—
Adjusted EBITDA	$474	$494	$507
(a) See Adjusted EPS above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

BUSINESS OUTLOOK
In 2015 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, organic growth and acquisitions, and our ability to manage facility production and operating costs.
In 2015, the following specific factors are expected to impact our financial results as compared to 2014:
Positive factors include:

•	Approximately $30 million in targeted cost savings that will benefit Adjusted EBITDA (as described above in Item 1. Business — Execution on Strategy — Efficiency Improvements); and

•	Contribution from our new waste transportation and disposal contract with New York City and our new contract to operate the Pinellas County EfW facility.
Negative factors include:

•	Transitions of existing contracts will reduce our Adjusted EBITDA, primarily through:

•	$10 million reduction in debt service billed under Service Fee projects we own;

•	$15 to $20 million reduction in revenue earned under waste and service contracts;

•	Lower anticipated market prices for electricity and recycled metals; and

•	Higher scheduled maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, the cash flow generated from our ongoing operations, and the available capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs.
The following summarizes our key financing activities completed during the twelve months ended December 31, 2014:

•	In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility (see discussion below).

•
In August 2014 and December 2014, we borrowed $47 million and $16 million, respectively, under equipment financing capital lease arrangements to purchase barges, rail cars, containers and intermodal equipment related to our contract with New York City.

•
On July 1, 2014, we issued $12 million of tax-exempt corporate variable-rate demand bonds due July 1, 2043, which are secured by a letter of credit issued under our Revolving Credit Facility. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014.

•
On June 1, 2014, we repaid the $460 million of 3.25% Cash Convertible Senior Notes upon maturity. In addition, we settled the Note Hedge for $83 million effectively offsetting the $83 million that we were required to pay to satisfy our obligation under the Cash Conversion Option.

•
In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. We used the net proceeds of the 5.875% Notes offering in part for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.

•
In March 2014, we extended the termination date of the Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019; increased the aggregate commitment amount of the Revolving Credit Facility by $100 million to a total commitment of $1 billion; reduced the applicable margin payable on the Term Loan by 25 basis points; and made a voluntary prepayment on the Term Loan of $95 million that reduced the outstanding principal to $200 million. See discussion below under Available Sources of Liquidity.

As of December 31, 2014, Covanta Energy had $1.2 billion in senior secured credit facilities, which include a $1.0 billion Revolving Credit Facility that expires in 2019. As of December 31, 2014, our available liquidity was as follows (in millions):

As of December 31, 2014
Cash	$91
Available borrowing capacity under Revolving Credit Facility	693
Total available liquidity	$784

In addition, as of December 31, 2014, we had restricted cash of $196 million, of which $86 million was designated for future payment of project debt principal.
We typically receive cash distributions from our North America segment projects on a monthly basis. The frequency and predictability of our receipt of cash from projects differs depending upon various factors, including, whether a project is domestic or international, and whether a project has been able to operate at its historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon our reaching completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
Share Repurchases and Dividends
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2014, the amount remaining under our currently authorized share repurchase program was $116 million.
During the first quarter of 2014, we increased our quarterly cash dividend by 9%, to $0.72 per share on an annualized basis. During the third quarter of 2014, we further increased our dividend by 39% to $1.00 per share on an annualized basis.
During the years ended December 31, 2014, 2013 and 2012 common shares repurchased and dividends declared were as follows (in millions, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Total repurchases	$—	$34	$88
Shares repurchased	—	1.7	5.3
Weighted average cost per share	$—	$19.37	$16.55

Dividends declared	$114	$87	$81
Per share	$0.86	$0.66	$0.60

Sources and Uses of Cash Flow from Continuing Operations

	For the Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(In millions)
Net cash provided by operating activities	$340	$324	$357	$16	$(33)
Net cash used in investing activities	(235)	(258)	(222)	(23)	36
Net cash used in financing activities	(207)	(111)	(132)	96	(21)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)	—	(4)	(1)
Net (decrease) increase in cash and cash equivalents	$(107)	$(46)	$3	(61)	(49)
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash provided by operating activities from continuing operations for the year ended December 31, 2014 was $340 million, an increase of $16 million from the prior year period. The increase was primarily due to the timing of working capital.
Net cash used in investing activities from continuing operations for the year ended December 31, 2014 was $235 million, a decrease of $23 million from the prior year period. The decrease was primarily due to lower outflows for the lower payments for the acquisition of businesses and noncontrolling interests of $46 million, and lower payments received for loans repaid of $9 million, offset by higher payments for purchase of property, plant and equipment of $28 million and higher proceeds from the sale of marketable securities of $11 million.

Net cash used in financing activities from continuing operations for the year ended December 31, 2014 was $207 million, representing a net higher outflow of $96 million as compared to the prior period. The net decrease was primarily driven by the net financing activities completed during the year ended December 31, 2014 as described above under Liquidity and Capital Resources, higher cash dividends of $36 million, offset by lower repayments of project debt of $31 million.
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
Net cash used in investing activities from continuing operations for the year ended December 31, 2013 was $258 million, an increase of $36 million from the prior year period. The increase was primarily due to higher investments in organic growth projects of $74 million (see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions for further discussion), offset by lower outflows for the acquisition of businesses of $37 million and the receipt of a $9 million repayment of our loan related to the Harrisburg EfW facility.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the twelve months ended December 31, 2014, 2013 and 2012, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012

Cash flow provided by operating activities of continuing operations	$340	$324	$357
Plus: Cash flow used in operating activities from insurance activities	1	8	5
Less: Maintenance capital expenditures (a)	(101)	(87)	(85)
Free Cash Flow	$240	$245	$277

Weighted Average Diluted Shares Outstanding	130	130	133

Uses of Free Cash Flow
Investments:
Acquisition of businesses, net of cash acquired (b)	$(13)	$(57)	$(94)
Property insurance proceeds	2	4	8
Non-maintenance capital expenditures (a)(b)	(115)	(101)	(41)
Change in restricted funds held in trust for project development	(3)	—	—
Acquisition of land use rights (b)	—	—	(1)
Other growth investments (b)	(15)	(4)	(2)
Other investing activities, net (c)	10	(13)	(7)
Total investments	$(134)	$(171)	$(137)

Return of capital to shareholders:
Cash dividends paid to shareholders	$(101)	$(65)	$(90)
Common stock repurchased	—	(34)	(88)
Total return of capital to shareholders	$(101)	$(99)	$(178)

Capital raising activities:
Net proceeds from issuance of corporate debt (d) (f)	$405	$21	$1,001
Net proceeds from issuance of project debt (e)	—	—	—
Net proceeds from equipment financing capital lease	63	—	—
Net proceeds from the exercise of options for common stock	10	1	—
Other financing activities, net	(3)	(25)	2
Net proceeds from capital raising activities	$475	$(3)	$1,003

Debt repayments:
Net cash used for scheduled principal payments on corporate debt (f)	$(462)	$(3)	$(26)
Payments related to Cash Conversion Option	(83)	—	—
Proceeds from the settlement of Note Hedge	83	—	—
Net cash used for scheduled principal payments on project debt (g)	(29)	(56)	(121)
Payment of equipment financing capital lease	(1)	—	—
Voluntary prepayment of corporate debt (f)(h)	(95)	—	(621)
Net cash used for optional repayment of project debt (i)	—	—	(238)
Fees incurred for debt refinancing	(29)	$—	—
Total debt repayments	$(616)	$(59)	$(1,006)

Borrowing activities - Revolving Credit Facility, net (e)	$35	$50	$60
Short-term borrowing activities - Financing of insurance premiums, net	$—	$—	$(10)
Distribution to partners of noncontrolling interests in subsidiaries	$—	$—	$(1)
Effect of exchange rate changes on cash and cash equivalents	$(5)	$(1)	$—
Net change in cash and cash equivalents from continuing operations	$(106)	$(38)	$8

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

	Twelve Months Ended December 31,
	2014	2013	2012
Maintenance capital expenditures	$(101)	$(87)	$(85)
Capital expenditures associated with organic growth initiatives	(42)	(78)	(27)
Capital expenditures associated with the New York City contract	(59)	(23)	—
Capital expenditures associated with Dublin EfW facility construction	(14)	—	—
Capital expenditures other	—	—	(14)
Total capital expenditures associated with organic growth investments, New York City contract and Dublin construction	(115)	(101)	(41)
Total purchases of property, plant and equipment	$(216)	$(188)	$(126)

(b)
Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures. Other organic growth investments include investments primarily in our TARTECH joint venture.

	Twelve Months Ended December 31,
	2014	2013	2012
Capital expenditures associated with organic growth initiatives	$(42)	$(78)	$(27)
Capital expenditures associated with the New York City contract	(59)	(23)	—
Capital expenditures associated with Dublin EfW facility construction	(14)	—	—
Other organic growth investments	(1)	(4)	(2)
Acquisition of business, net of cash acquired	(13)	(57)	(94)
Acquisition of land use rights	—	—	(1)
Investments in connection with the Dublin EfW facility construction	(14)	—	—
Total growth investments	$(143)	$(162)	$(124)

(c)	Other investing activities include net payments from the purchase/sale of investment securities.

(d)	Excludes borrowings under the Revolving Credit Facility. Calculated as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
Proceeds from borrowings on long-term debt (e)	$412	$22	$1,034
Less: Financing costs related to issuance of long-term debt	(7)	(1)	(33)
Net proceeds from issuance of corporate debt (e)	$405	$21	$1,001

(e) During the third quarter in 2014, we received proceeds from a Junior Term Loan related to our Dublin project:

	Twelve Months Ended December 31,
	2014	2013	2012
Proceeds from borrowings on project debt	$63	$—	$—
Less: Funding into escrow	(63)	—	—
Net proceeds from issuance of project debt	$—	$—	$—

(f)	During the first quarter in 2014, we completed the following financing transactions:
• We issued $400 million aggregate principal amount 5.875% senior notes due 2024. The proceeds of the Notes were used for general corporate purposes, including to repay the 3.25% Cash Convertible Notes due June 1, 2014 at maturity.
• We amended our credit facilities. The amendment: (i) raised the revolving credit facility maximum available credit by a $100 million to $1.0 billion; (ii) extended the maturity of the revolving credit facility by two additional years through March 2019; and (iii) reduced the interest rate on the term loan by 25 basis points.
• We made a voluntary prepayment on the term loan of $95 million, consisting of principal and accrued interest.
As a result of these transactions, we recognized a loss on extinguishment of debt of approximately $2 million, pre-tax, consisting of the write-off of deferred financing costs and discounts related to the pre-amended credit facilities. We incurred $10 million in costs related to these transactions which have been paid as of December 31, 2014.

(g)	Calculated as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
Total scheduled principal payments on project debt	$(52)	$(83)	$(146)
Decrease in related restricted funds held in trust	23	27	25
Net cash used for principal payments on project debt	$(29)	$(56)	$(121)

(h)	Calculated as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
Repayment of Term Loan (e)	$(95)	$—	$(619)
Redemption of Convertible Debentures	—	—	(2)
Total voluntary prepayment of corporate debt	$(95)	$—	$(621)

(i)	Calculated as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
Total optional principal payments on project debt	$—	$—	$(278)
Decrease in related restricted funds held in trust	—	—	40
Net cash used for optional repayments of project debt	$—	$—	$(238)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2014, we had unrestricted cash and cash equivalents of $91 million. Balances held by our international and insurance subsidiaries are not generally available for near-term liquidity in our domestic operations.

	As of December 31,
	2014	2013
	(in millions)
Domestic	$18	$21
International	73	174
Total Cash and Cash Equivalents	$91	$195

Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $198 million term loan due 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
In March 2014, we made a voluntary prepayment on the Term Loan of $95 million, that reduced the outstanding principal to $200 million and we amended the Credit Facilities to:

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
Availability under Revolving Credit Facility
As of December 31, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings as of December 31, 2014	Outstanding Letters of Credit as of December 31, 2014	Available Capacity as of December 31, 2014
Revolving Credit Facility	$1,000	2019	$145	$162	$693
During the year ended December 31, 2014, we made aggregate cumulative direct borrowings of $531 million under the Revolving Credit Facility, of which we subsequently repaid $496 million prior to the end of the period.
Repayment Terms
As of December 31, 2014, the Term Loan has mandatory amortization payments of $2 million each year from 2015 through 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Financial Covenants
The Credit Facilities contain customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2014, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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
Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31, 2014		As of December 31, 2013
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$145	$145	$110	$110
Term Loan due 2019	198	197	294	293
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	—	—
3.25% Cash Convertible Senior Notes due 2014	—	—	460	525
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	369	369	357	357
3.48% - 4.52% Equipment Leases due 2024 - 2026	62	$62	—	—
Total corporate debt (including current portion)	$1,974	$1,973	$2,021	$2,085

Project Debt:
Domestic project debt - service fee facilities	$135	$136	$167	$168
Domestic project debt - tip fee facilities	29	29	45	45
Dublin Junior Term Loan due 2022	61	60	—	—
China project debt	22	22	23	23
Total project debt (including current portion)	$247	$247	$235	$236
Total Debt Outstanding	$2,221	$2,220	$2,256	$2,321

As of December 31, 2014, the maturities of debt, excluding premiums are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$145	$—	$145
Term Loan	2	2	2	2	190	—	198
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	369	369
Equipment Leases	3	3	3	3	4	46	62
Project Debt	42	17	19	22	17	130	247
Total	$47	$22	$24	$27	$356	$1,745	$2,221

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
For a detailed description of the terms of the 6.375% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We used the net proceeds of the 5.875% Notes offering in part for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
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
For a detailed description of the terms of the 6.375% Notes see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
In 2009, we issued $460 million aggregate principal amount of the 3.25% Notes due in 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. We used the net proceeds from the offering for general corporate purposes, including capital expenditures, permitted investments or permitted acquisitions. On June 1, 2014, we repaid the $460 million 3.25% Notes utilizing net proceeds from the March 2014 5.875% Notes issuance.

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
In connection with the issuance of the 3.25% Notes, we also sold warrants, correlating to the number of shares underlying the 3.25% Notes. The warrants were exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ended on November 26, 2014. During the year ended December 31, 2014, 1,430,870 shares of our common stock were issued in connection with warrant exercises.
For a detailed description of the terms of the 3.25% Notes, the Note Hedge, the Cash Conversion Option, and the Warrants, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt, Note 12. Financial Instruments and Note 13. Derivative Instruments.
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. In 2012, we subsequently redeemed the remaining outstanding Debentures. During the year ended December 31, 2012, $25 million of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures.
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
In July 2014, we issued an additional $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014. Financing costs were not material.
The Variable Rate Bonds are unsecured obligations that are guaranteed by Covanta Energy, and are not secured by project assets. Except for amounts payable out of drawings under the letter of credit, principal and interest on the Variable Rate Bonds will be payable solely from, and secured solely by, a pledge of payments derived under a loan agreement between us and the Delaware County Industrial Development Agency as Issuer.
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2014, the weekly interest rate was 0.06%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month.
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
Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the year ended December 31, 2014, we borrowed $63 million under the equipment financing capital lease arrangements. The lease terms range from 10 to 12 years and the fixed interest rates range from 3.48% to 4.52%, with payments commencing on October 1, 2014.
Project Debt
Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility. The project financing package includes: (i) €300 million of project debt under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. For information on repayment terms and interest rate details for the borrowings discussed below, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn over the course of 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized. Key commercial terms of the Dublin Senior Term Loan include:

•	Final maturity on September 30, 2021 (approximately four years after the anticipated operational commencement date of the facility).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin, which will range from 4.00% to 4.50% according to a pre-determined schedule. Interest on outstanding borrowings will be payable in cash monthly prior to the operational commencement date of the facility, and payable in cash semi-annually after the operational commencement date, based on the prevailing one and six month EURIBOR rates, respectively. Undrawn commitments will accrue commitment fees at a rate of 2.25% per annum. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.

•
The Dublin Senior Term Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the project-related assets. The Dublin Senior Term Loan is non-recourse to us and our subsidiary Covanta Energy. See Item 8. Financial Statements And Supplementary Data — Note 19. Commitments and Contingencies for a description of the commitments of Covanta Energy related to the Dublin project financing.

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

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014 and we expect to draw proceeds from the account to fund construction costs in 2015 and 2016 after our initial equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of December 31, 2014, $63 million (€50 million) is included in both project debt and noncurrent restricted funds held in trust on our consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

•	Final maturity on March 31, 2022 (six months after the maturity of the Dublin Senior Term Loan).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at a fixed rate of 5.23% during the first six months of the loan, and thereafter at fixed rates from 9.23% to 9.73% according to a pre-determined schedule. Interest on outstanding borrowings is payable semi-annually and will be payable 50% in cash and 50% accrued to the balance of the loan prior to the operational commencement date of the facility, and payable 100% in cash after the operational commencement date.

•
The Dublin Junior Term Loan is a junior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a second priority lien on substantially all of the project-related assets and a first priority lien on the assets of the top tier project holding company. The Dublin Junior Term Loan is non-recourse to us and our subsidiary Covanta Energy.

•
Under the Dublin Credit Agreement, our ability to service the Dublin Convertible Preferred and to make cash distributions to common equity is subject to ongoing compliance with the covenants under the agreement, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Junior Term Loan.

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our initial equity investment into the project has been fully utilized. The instrument has: (i) a liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
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
Project Debt - North America
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments. As of December 31, 2014, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
In July 2014 and 2013, we issued $12 million and $22 million, respectively, of new tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility. Proceeds from the offering were utilized to refinance $12 million and $22 million of the tax-exempt project debt at our Delaware Valley facility which matured on July 1, 2014 and 2013, respectively. For details, see the Long-Term Debt — Tax-Exempt Variable Rate Demand Bonds due 2043 discussion above.
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

	As of
	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$78	$8	$31	$14
Debt service funds - interest	2	—	4	—
Total debt service funds	80	8	35	14
Revenue funds	2	—	3	—
Other funds	23	83	3	112
Total	$105	$91	$41	$126
Of the $196 million in total restricted funds as of December 31, 2014, approximately $86 million was designated for future payment of project debt principal.
The increase in restricted funds is primarily due to net proceeds from borrowings in September 2014 under the Dublin Junior Term Loan of approximately $63 million that were funded into escrow. The funds will be available to fund project costs after our equity investment and the Dublin Convertible Preferred have been utilized.
Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2014 (in millions):

	Total	Payments Due by Period
		2015	2016 and 2017	2018 and 2019	2020 and Beyond
RECORDED LIABILITIES:
Project debt	$247	$42	$36	$39	$130
Term Loan (1)	198	2	4	192	—
Revolving Credit Facility (1)	145	—	—	145	—
7.25% Senior Notes (2)	400	—	—	—	400
6.375% Senior Notes (3)	400	—	—	—	400
5.875% Senior Notes (4)	400	—	—	—	400
Tax-exempt bonds due 2024-2043 (5)	369	—	—	—	369
Equipment leases (6)	62	3	6	8	45
Total debt obligations	2,221	47	46	384	1,744
Less: Non-recourse debt (7)	(309)	(45)	(42)	(47)	(175)
Total recourse debt	$1,912	$2	$4	$337	$1,569
Uncertainty in income tax obligations (8)	$135	$—	$—	$1	$134
OTHER:
Interest payments (9)	$1,290	$133	$265	$263	$629
Less: Non-recourse interest payments	(106)	(15)	(28)	(28)	(35)
Total recourse interest payments	$1,184	$118	$237	$235	$594
Dublin future obligations (10)	$410	$—	$13	$39	$358
Interest related to Dublin future obligations (10)	$116	$12	$26	$37	$41
Purchase obligations (11)	$180	$111	$69	$—	$—
Operating leases	$167	$18	$33	$30	$86
Less: Non-recourse rental payments	(119)	(12)	(21)	(20)	(66)
Total recourse rental payments	$48	$6	$12	$10	$20
Retirement plan obligations (12)	$7	$—	$3	$1	$3
Total obligations	$3,466	$237	$325	$584	$2,320

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

(4)
Interest on the 5.875% Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014 and will mature on March 21, 2024 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(5)
The tax-exempt bonds issued in 2012 totaling $335 million bear interest between 4% and 5.25%, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. The $12 million and $22 million of tax-exempt bonds issued in July 2014 and July 2013, respectively, are corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(6)	The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%, with payments commencing on October 1, 2014.

(7)
Payment obligations for the project debt and equipment leases associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(8)	Accounting for uncertainty in income tax obligations is based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

(9)	Interest payments represent accruals for cash interest payments.

(10)	Projected obligations relating to our Dublin Senior Term Loan and Dublin Convertible Preferred. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(11)
Purchase obligations relate to capital commitments at our Essex County and Niagara EfW facilities and for equipment purchases and existing facility enhancements related to our New York City waste transport and disposal contract. See Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.

(12)
Retirement plan obligations are based on actuarial estimates for the non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2014. In 2012, the qualified pension plan was terminated and final settlement occurred in 2013. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.

Other Commitments
Other commitments as of December 31, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$162	$13	$149
Letters of credit - other	76	5	71
Surety bonds	336	—	336
Total other commitments — net	$574	$18	$556
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
The surety bonds listed on the table above relate primarily to performance obligations ($320 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs.
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
Dublin Waste-to-Energy Facility
The total investment in the Dublin Waste-to-Energy Facility is expected to be approximately €500 million, funded by a combination of third party non-recourse project financing (€375 million) and the contribution of project equity by Covanta Energy (approximately €125 million net investment through commencement of operations, including previously invested amounts towards project development and pre-construction works, which total approximately €30 million). We expect to fund the majority of our additional project equity in 2015. Following the utilization of Covanta’s initial equity investment for project costs (approximately €125 million), the Dublin project company will utilize committed funding from the Dublin Convertible Preferred (€75 million, anticipated funding in 2015), the Dublin Junior Term Loan (€50 million, anticipated funding in 2015 / 2016), and finally the Dublin Senior Term Loan (€250 million, anticipated in 2016 / 2017).
We plan to fund the majority of our equity investment with existing offshore cash balances, with any additional or interim project funding requirements to be funded with ongoing cash flow and/or capacity under the Revolving Credit Facility.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed near the end of 2016. As of December 31, 2014, we have approximately $75 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We expect to invest approximately $140 million in new equipment and enhancements to existing facilities that support service under this contract. These investments commenced in 2013 and will be made over several years. As of December 31, 2014, we have approximately $60 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $486 million for federal income tax purposes as of December 31, 2014, based on the income tax returns filed. Our federal and state NOLs act to reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter, our cash tax liability for federal income tax will increase. However, the increase will be less than otherwise would have occurred for several years because we expect to utilize production tax credit carryforwards and minimum tax credits. Our actual utilization of federal NOL and other tax assets will be a function of numerous factors, including in particular federal tax law changes that may come into effect, the outcome of the current audit of our consolidated federal tax returns by the IRS, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1A. Risk Factors — We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.
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
During the years ended December 31, 2014 and 2013, construction working capital reduced cash flow from operations by $28 million and $6 million, respectively. For the year ended December 31, 2015, we expect construction working capital to increase cash flow from operations by $15 million when we receive final payments related to our Durham York construction project. For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow from Continuing Operations and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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

Goodwill and Indefinite-Lived
Intangibles
As of December 31, 2014, we had $274 million of goodwill, all of which is recorded on our North America reporting unit. We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually or when indications of impairment exist.

We have the option to perform our initial assessment over the possible impairment of goodwill and indefinite-lived intangibles either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). We performed the required annual impairment review of our recorded goodwill and indefinite-lived intangible assets for our reporting unit using a qualitative assessment during the fourth quarter of 2014 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary.

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
Revenue and Expense Recognition (Construction Contracts)
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
Insurance Reserves and Self-Insurance for Employee Benefit Plans
We retain a substantial portion of the risk related to certain general liability, workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to employee benefit plans and liability insurance over retained risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. Our insurance reserves and medical liability accrual was $13 million and $12 million as of December 31, 2014 and 2013, respectively.

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

We estimated that we had NOLs of approximately $486 million for federal income tax purposes and $561 million for state income tax purposes as of the end of 2014. We also estimated our tax credits as approximately $63 million and our deferred tax assets are offset by a valuation allowance of approximately $96 million.

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

The Internal Revenue Service (“IRS”) audited our tax returns for the tax years 2004 to 2009, a period which includes both years in which NOLs generated in prior years were utilized and years in which losses giving rise to additional NOLs were reported. In connection with this audit, the IRS proposed certain adjustments to our 2008 tax return, which we did not believe were consistent with applicable rules, and we challenged these adjustments through the IRS's administrative appeals procedures. As a result of this process, we have reached an agreement with the IRS that would result in substantially all of the NOLs remaining available to offset consolidated taxable income. This proposed agreement is subject to documentation and approval, which is expected within the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS
See Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Recent Accounting Pronouncements for a summary of additional accounting policies and new accounting pronouncements.
RELATED-PARTY TRANSACTIONS
One member of our Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. We paid this law firm approximately $0.07 million, $0.03 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2014. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 13. Derivative Instruments.
Commodity Price Risk
Energy Price Risk
Energy-from-Waste Energy Price Risk
In contrast to our waste disposal agreements, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our historic energy contracts have expired and our service fee contracts have transitioned to tip fee contracts, our exposure to market energy prices has increased. We expect this trend to continue. To mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets we enter into hedging arrangements and we expect to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2014, the fair value of the energy derivatives of $5 million, pre-tax, was recorded as a current asset and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Biomass Energy Price Risk
At our biomass projects, we plan to minimize risk with a combination of contracts and hedges, and by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.
Recycled Metals Price Risk
We recover and sell ferrous and non-ferrous metals, with pricing linked to related commodity indices. Therefore, our metals revenues are completely exposed to market price fluctuations. A 10% change in the current market rate would impact recycled metals revenues by approximately $12 million. We are currently unable to mitigate this exposure either via long-term pricing contracts or with hedging instruments as there are no speculative metals markets or metals hedging agreements available for this segment of the market.
Waste Price Risk
Municipal Solid Waste
We have some protection against fluctuations in fuel (municipal waste) price risk in our North America segment energy-from-waste business because approximately 80% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.
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
Wood Waste
We generate income from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. Some of these facilities sell their energy output into local power pools or to local utilities at rates that are either fixed or float with the market.

At all of these projects, we purchase fuel at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. Income at our biomass facilities is based on the margin between our cost, which is predominantly fuel and our revenue from selling the related output. Several of our biomass facilities are not currently operating because market conditions are not attractive. If market conditions deteriorate, we may shutdown additional biomass facilities. If however market conditions improve, we may re-start some or all of our biomass facilities. In each of the years ended 2014, 2013 and 2012, revenue from our biomass projects represented approximately 4% of our North America segment revenue.
Interest Rate Risk
Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2014, the outstanding balance of the Term Loan was $198 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2014 market interest rates would result in a potential reduction to twelve month future earnings of less than $1 million, pre-tax.
On July 1, 2014 and July 1 2013, we issued $12 million and $22 million of new tax-exempt corporate variable-rate demand bonds ("Variable Rate Bonds"), which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2014, the weekly interest rate was 0.06%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month beginning on August 1, 2013. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2014 market interest rates would have an immaterial impact on future earnings. For details, see Item 8. Financial Statements And Supplementary Data  — Note 11. Consolidated Debt.
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Project Senior Term Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €250 million loan amount with various financial institutions that terminate between 2016 and 2021. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of Accumulated Other Comprehensive Income ("AOCI"). As of December 31, 2014, the fair value of the interest rate swap derivative of $15 million pre-tax, was recorded as a noncurrent liability. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes
The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash- settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option. The income recognized as a result of changes in the credit valuation adjustment related to the Note Hedge was not material. For additional information related to the settlement of the 3.25% Notes, Cash Conversion Option, and Note Hedge, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt and Note 13. Derivative Instruments.
Foreign Currency Exchange Rate Risk
We have operations in various foreign markets, including China, Canada, Ireland and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay either for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact both the amount we are required to invest in new projects as well as our financial returns on these projects and our reported results. We have mitigated our currency risks in certain cases by structuring our project contracts so that our revenues adjust in line with corresponding changes in the relevant currency rates. In such cases, only that portion of our working capital investment and associated project debt, if any, that are denominated in a currency other than the project entity’s functional currency are exposed to currency risks.
As of December 31, 2014, we also had equity investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for the criteria used to determine which asset disposal activities qualify for presentation as a discontinued operation as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity,” effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

March 2, 2015

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$1,032	$1,008	$1,010
Recycled metals revenues	93	73	72
Energy revenues	460	431	394
Other operating revenues	97	118	167
Total operating revenues	1,682	1,630	1,643
OPERATING EXPENSES:
Plant operating expenses	1,055	992	967
Other operating expenses	101	97	157
General and administrative expenses	97	82	78
Depreciation and amortization expense	211	209	194
Net interest expense on project debt	10	13	27
Net write-offs (gains)	64	15	(57)
Total operating expenses	1,538	1,408	1,366
Operating income	144	222	277
Other income (expense):
Investment income	1	—	1
Interest expense, net	(125)	(118)	(94)
Non-cash convertible debt related expense	(13)	(28)	(25)
Loss on extinguishment of debt	(2)	(1)	(3)
Other (expense) income, net	(1)	4	3
Total other expenses	(140)	(143)	(118)
Income from continuing operations before income tax expense and equity in net income from unconsolidated investments	4	79	159
Income tax expense	(15)	(43)	(31)
Equity in net income from unconsolidated investments	10	6	10
Loss (income) from continuing operations	(1)	42	138
Loss from discontinued operations, net of income tax benefit of $0, $1, and $5, respectively	—	(52)	(20)
NET (LOSS) INCOME	(1)	(10)	118
Less: Net loss (income) from continuing operations attributable to noncontrolling interests in subsidiaries	(1)	1	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(2)	$(9)	$116

Net (Loss) Income Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(2)	$43	$136
Discontinued operations	—	(52)	(20)
Net (Loss) Income Attributable to Covanta Holding Corporation	$(2)	$(9)	$116

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	$(0.01)	$0.33	$1.03
Discontinued operations	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.88
Weighted Average Shares	130	129	132

Diluted
Continuing operations	$(0.01)	$0.33	$1.02
Discontinued operations	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.87
Weighted Average Shares	130	130	133

Cash Dividend Declared Per Share:	$0.86	$0.66	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Net (loss) income	$(1)	$(10)	$118
Foreign currency translation	(12)	(4)	1
Adjustment for pension plan settlement, net of tax expense (benefit) of $0, $(2) and $5, respectively	—	(4)	7
Pension and postretirement plan unrecognized benefits, net of tax expense of $0 and $2, and $0, respectively	—	4	—
Net unrealized loss on derivative instruments, net of tax expense (benefit) of $2, $(2), and $(1), respectively	(7)	(5)	(2)
Net unrealized gain on available for sale securities, net of tax expense of $0, $0 and $0, respectively	(1)	—	—
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(20)	(9)	6
Comprehensive (loss) income	(21)	(19)	124
Less:
Net loss (income) attributable to noncontrolling interests in subsidiaries	(1)	1	(2)
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(22)	$(18)	$122

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$91	$195
Restricted funds held in trust	105	41
Receivables (less allowances of $6 and $4, respectively)	302	264
Unbilled service receivables	8	16
Deferred income taxes	29	25
Note Hedge	—	78
Prepaid expenses and other current assets	96	100
Assets held for sale	—	71
Total Current Assets	631	790
Property, plant and equipment, net	2,653	2,621
Restricted funds held in trust	91	126
Unbilled service receivables	8	13
Waste, service and energy contracts, net	314	362
Other intangible assets, net	17	20
Goodwill	274	268
Investments in investees and joint ventures	46	47
Other assets	170	133
Total Assets	$4,204	$4,380
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$5	$528
Current portion of project debt	40	55
Accounts payable	34	24
Accrued expenses and other current liabilities	310	250
Liabilities held for sale	—	49
Total Current Liabilities	389	906
Long-term debt	1,968	1,557
Project debt	207	181
Deferred income taxes	740	729
Waste and service contracts	19	30
Other liabilities	97	71
Total Liabilities	3,420	3,474
Commitments and Contingencies (Note 19)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 133 and 130 shares, respectively)	14	14
Additional paid-in capital	805	790
Accumulated other comprehensive loss	(22)	(2)
Accumulated (deficit) earnings	(15)	101
Treasury stock, at par	—	(1)
Total Covanta Holding Corporation stockholders equity	782	902
Noncontrolling interests in subsidiaries	2	4
Total Equity	784	906
Total Liabilities and Equity	$4,204	$4,380
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:	(In millions)
Net (loss) income	$(1)	$(10)	$118
Less: Loss from discontinued operations, net of tax expense	—	(52)	(20)
(Loss) income from continuing operations	(1)	42	138
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	211	209	194
Amortization of long-term debt deferred financing costs	8	8	8
Amortization of debt premium and discount	(1)	(1)	(3)
Net write-offs (gains)	64	15	(57)
Pension plan settlement (gain) expense	—	(6)	11
Loss on extinguishment of debt	2	1	3
Non-cash convertible debt related expense	13	28	25
Provision for doubtful accounts	4	2	2
Stock-based compensation expense	17	15	16
Equity in net income from unconsolidated investments	(10)	(6)	(10)
Dividends from unconsolidated investments	11	7	8
Deferred income taxes	4	31	19
Change in restricted funds held in trust	11	20	34
Other, net	2	(8)	(10)
Change in operating assets and liabilities, net of effects of acquisitions
Receivables	(40)	(9)	3
Debt services billings in excess of revenue recognized	17	21	21
Accounts payable and accrued expenses	57	(12)	8
Deferred revenue	(22)	(12)	(42)
Other, net	(7)	(21)	(11)
Total adjustments for continuing operations	341	282	219
Net cash provided by operating activities from continuing operations	340	324	357
Net cash provided by (used in) operating activities from discontinued operations	1	(8)	(15)
Net cash provided by operating activities	341	316	342
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(13)	(57)	(94)
Proceeds from the sale of investment securities	6	11	5
Purchase of investment securities	(4)	(8)	(12)
Acquisition of noncontrolling interests in subsidiaries	(12)	(14)	—
Proceeds from available-for-sale marketable securities	11	—	—
Purchase of property, plant and equipment	(216)	(188)	(126)
Change in restricted funds held in trust	(3)	—	—
Acquisition of land use rights	—	—	(1)
Payment received for loan issued for the Harrisburg EfW facility	—	9	—
Property insurance proceeds	2	4	8
Other, net	(6)	(15)	(2)
Net cash used in investing activities from continuing operations	(235)	(258)	(222)
Net cash provided by investing activities from discontinued operations	3	—	9
Net cash used in investing activities	(232)	(258)	(213)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	412	22	1,034
Proceeds from borrowings on project debt	63	—	—
Proceeds from borrowings on revolving credit facility	531	645	251
Principal payments on long-term debt	(557)	(3)	(622)
Payments related to Cash Conversion Option	(83)	—	—
Proceeds from settlement of Note Hedge	83	—	—
Principal payments on project debt	(52)	(83)	(424)
Convertible debenture repurchases	—	—	(25)
Payments of borrowings on revolving credit facility	(496)	(595)	(191)
Cash dividends paid to stockholders	(101)	(65)	(90)
Common stock repurchased	—	(34)	(88)
Proceeds from equipment financing capital lease	63	—	—
Payment of equipment financing capital lease	(1)	—	—
Change in restricted funds held in trust	(40)	27	65
Payment of deferred financing costs	(36)	(1)	(33)
Financing of insurance premiums, net	—	—	(10)
Distributions to partners of noncontrolling interests in subsidiaries	—	—	(1)
Proceeds from the exercise of options for common stock, net	10	1	2
Payments to pre-petition creditors	—	(3)	—
Decrease in restricted funds for pre-petition creditors	—	3	—
Other, net	(3)	(25)	—
Net cash used in financing activities from continuing operations	(207)	(111)	(132)
Net cash (used in) provided by financing activities from discontinued operations	(6)	8	15
Net cash used in financing activities	(213)	(103)	(117)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)	—
Net (decrease) increase in cash and cash equivalents	(109)	(46)	12
Cash and cash equivalents at beginning of period	200	246	234
Cash and cash equivalents at end of period	91	200	246
Less: Cash and cash equivalents of discontinued operations at end of period	—	5	11
Cash and cash equivalents of continuing operations at end of period	$91	$195	$235

Cash Paid for Interest and Income Taxes:
Interest	$121	$123	$112
Income taxes, net of refunds	$11	$11	$8

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2011, as previously reported	158	$16	$824	$1	$244	22	$(2)	$5	$1,088
Adjustment - See Note 1.			(4)		(4)				(8)
Balance as of December 31, 2011, as adjusted	158	16	820	1	240	22	(2)	5	1,080
Stock-based compensation expense			17						17
Dividend declared					(81)				(81)
Common stock repurchased			(32)		(55)	5	(1)		(88)
Shares repurchased for tax withholdings for vested stock awards			(5)						(5)
Exercise of options to purchase common stock			2						2
Shares issued in non-vested stock award	1								—
Comprehensive income, net of income taxes				6	116			2	124
Balance as of December 31, 2012	159	16	802	7	220	27	(3)	7	1,049
Stock-based compensation expense			15						15
Dividend declared					(87)				(87)
Common stock repurchased			(12)		(22)	2	—		(34)
Shares repurchased for tax withholdings for vested stock awards			(8)			1			(8)
Exercise of options to purchase common stock			1						1
Treasury shares canceled	(23)	(2)				(23)	2		—
Shares issued in non-vested stock award	—					(1)			—
Other					(1)				(1)
Acquisition of noncontrolling interests in subsidiaries			(8)					(2)	(10)
Comprehensive loss, net of income taxes				(9)	(9)			(1)	(19)
Balance as of December 31, 2013	136	14	790	(2)	101	6	(1)	4	906
Stock-based compensation expense	`		17						17
Dividend declared					(114)				(114)
Shares repurchased for tax withholdings for vested stock awards			(4)						(4)
Exercise of options to purchase common stock			10			(1)			10
Exercise of warrants						(1)	1		1
Shares issued in non-vested stock award						(1)			—
Other			1						1
Acquisition of noncontrolling interests in subsidiaries			(9)					(3)	(12)
Comprehensive loss, net of income taxes				(20)	(2)			1	(21)
Balance as of December 31, 2014	136	$14	$805	$(22)	$(15)	3	$—	$2	$784

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC (formerly known as Covanta Energy Corporation) and its subsidiaries.
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
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing a waste to energy facility in Dublin, Ireland, which we own and will operate upon completion. We hold equity interests in EfW facilities in China and Italy. For additional information, see Note 6. Financial Information by Business Segments.
We also held investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance, whose remaining business was transitioned into run-off in 2012, and which collectively accounted for less than 1% of our consolidated revenue. During the fourth quarter of 2014, we sold our insurance business. For additional information, see Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3)
Fees earned for processing waste in excess of contractual requirements are recognized as revenue beginning in the period when we process the excess waste. Some of our contracts include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These contracts also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts; and

4)	Tipping fees earned under waste disposal agreements are recognized as revenue in the period the waste is received.
Recycled Metals Revenues — Revenue for ferrous and non-ferrous metal recovered are generally recognized as revenue when ferrous and non-ferrous metal is shipped from our site to metals processors.
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
Renewable Energy Credits
Renewable Energy Credits (“REC”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total REC amount recognized as a reduction to plant operating expense in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was $22 million, $17 million and $5 million, respectively.
Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2014, 2013 and 2012 were $59 million, $73 million, and $78 million, respectively.

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
We file a consolidated federal income tax return for each of the periods covered by the consolidated financial statements, which include all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004, however the income taxes recorded for this subsidiary are recorded in our consolidated financial statements. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements; however, certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. For additional information, see Note 15. Income Taxes.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are the estimated loss from the inability of customers to make required payments. We use historical experience, as well as current market information, in determining the estimate. While actual losses have historically been within management's expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.
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
Restricted fund balances are as follows (in millions):

	As of December 31,
	2014		2013
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$78	$8	$31	$14
Debt service funds - interest	2	—	4	—
Total debt service funds	80	8	35	14
Revenue funds	2	—	3	—
Other funds	23	83	3	112
Total	$105	$91	$41	$126
Of the $196 million in total restricted funds as of December 31, 2014, approximately $86 million was designated for future payment of project debt principal. For a discussion of debt service funds under some of our service arrangements, see Note 14. Supplementary Information — Operating Revenues.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Financing Costs
As of December 31, 2014 and 2013, we had $55 million and $31 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.
Deferred Revenue
Deferred revenue consisted of the following (in millions):

	As of December 31,
	2014		2013
	Current	Noncurrent	Current	Noncurrent
Advance billings to municipalities	$8	$—	$7	$—
Other	7	1	27	2
Total	$15	$1	$34	$2
Advance billings to certain customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. As of December 31, 2013, other current deferred revenue related primarily to pre-construction billings for the Durham-York energy-from-waste facility.
Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which ranges up to 31 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Property, plant and equipment at our service fee operated facilities, as well as our leaseholds improvements, is depreciated over the remaining life of the service fee contract/lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.
Property, plant and equipment consisted of the following (in millions):

		As of December 31,
	Useful Lives	2014	2013
Land		$21	$29
Facilities and equipment	3-31 years	3,850	3,780
Landfills (primarily ash)	3-34 years	62	59
Construction in progress		191	69
Total		4,124	3,937
Less: accumulated depreciation and amortization		(1,471)	(1,316)
Property, plant, and equipment — net		$2,653	$2,621
Depreciation and amortization expense related to property, plant and equipment was $191 million, $184 million, and $168 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2014	2013
Beginning of period asset retirement obligation	$28	$29
Accretion expense	2	2
Net change (1)	(2)	(3)
End of period asset retirement obligation	$28	$28
Less: current portion	(4)	(6)
Noncurrent asset retirement obligation	$24	$22

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
Based on our annual assessment performed during the fourth quarter of 2014, there was no impairment of either goodwill or our indefinite-lived intangible assets.
Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. As of December 31, 2014, there were no indicators of impairment identified.
There were no impairment charges recognized related to our evaluation of goodwill for the years ended December 31, 2014, 2013 and 2012. During the year ended, December 31, 2014, 2013 and 2012, we recorded net write-offs (gains) related to other long-lived assets and other intangible assets of $64 million, $15 million and $(57) million, pre-tax, respectively. For additional information, see Note 14. Supplementary Information.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accumulated Other Comprehensive Income ("AOCI")
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

	As of December 31,
	2014	2013
Foreign currency translation	$(12)	$—
Pension and other postretirement plan unrecognized net gain	2	2
Net unrealized loss on derivatives	(12)	(5)
Net unrealized gain on securities	—	1
Accumulated other comprehensive loss	$(22)	$(2)
The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2012	$4	$2	$—	$1	$7
Other comprehensive (loss) income before reclassifications	(4)	4	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Net current period comprehensive loss	(4)	—	(5)	—	(9)
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive loss before reclassifications	(12)	—	(7)	(1)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive loss	(12)	—	(7)	(1)	(20)
Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)

Reclassifications out of accumulated other comprehensive (loss) income are as follows (in millions):

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive Income component	For the Year Ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Defined benefit pension plan
Prior service costs	$(9)	Other operating expenses
Net actuarial loss	3	Other operating expenses
	(6)	Total before tax
	2	Tax benefit
	$(4)	Net of tax

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative Instruments
We recognize derivative instruments on the balance sheet at their fair value. The Cash Conversion Option and Note Hedge are derivative instruments which were recorded at fair value quarterly with changes in fair value recognized in our consolidated statements of operations as non-cash convertible debt related expense. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk and interest rate risk. Changes in the fair value of the energy derivatives and the interest rate swap are recognized as a component of AOCI. For additional information, see Note 13. Derivative Instruments.
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
Share Repurchases
Under our share repurchase program, common stock repurchases may be made, from time to time, in the open market, in privately negotiated transactions, or by other available methods, at management’s discretion and in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. Purchase price over par value for share repurchases are allocated to additional paid-in capital up to the weighted average amount per share recorded at the time of initial issuance of our common stock, with any excess recorded as a reduction to retained earnings. For additional information, see Note 5. Equity and Earnings Per Share.
Use of Estimates
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, asset retirement obligations, construction expense estimates, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, deferred taxes, allowances for uncollectible receivables, and liabilities related to employee medical benefit obligations, workers’ compensation, severance and certain litigation.
Reclassifications
As more fully described in Note 4. Dispositions, Assets Held for Sale and Discontinued Operations, during 2014 we sold our insurance business. Prior to the sale, we determined the assets related to our insurance subsidiary met the criteria for classification as Assets Held for Sale, but did not meet the criteria for classification as Discontinued Operations. The assets and liabilities associated with our insurance business are presented in our consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”.
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Assets Held for Sale and Discontinued Operations. The assets and liabilities associated with these development activities are presented in our consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale”. The results of operations related to the development activities in the United Kingdom are included in the consolidated statements of operations as “Income (loss) earnings from discontinued operations, net of tax.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows.
Certain amounts have been reclassified in our prior period consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
Correction of Errors in Previously Issued Financial Statements
During the year ended December 31, 2014, we identified errors associated with partnership tax basis accounting from acquisitions completed in prior years. The impact of the errors in the prior year financial statements was not material to any of those years,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

however the cumulative effect of all of the prior period errors would be material to our current year consolidated financial statements. Consequently we have corrected the aforementioned errors and other insignificant tax related errors for all prior periods presented by restating the consolidated financial statements and other information included herein. Provided below is a reconciliation of the previously reported amounts and impact of the restatement as of December 31, 2013 and for the years ended December 31, 2013 and 2012:

	December 31, 2013
	Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Consolidated Statement of Operations
Depreciation and amortization expense	$210	$(1)	$209
Operating income	$221	$1	$222
Income tax expense	$40	$3	$43
Income from continuing operations	$44	$(2)	$42
Net loss	$(8)	$(2)	$(10)
Net loss attributable to Covanta Holding Corporation	$(7)	$(2)	$(9)

Basic Earnings (Loss) Per Share Attributable to Covanta Holding Corporation
Continuing operations	$0.35	$(0.02)	$0.33
Covanta Holding Corporation	$(0.05)	$(0.02)	$(0.07)

Diluted Earnings (Loss) Per Share Attributable to Covanta Holding Corporation
Continuing operations	$0.35	$(0.02)	$0.33
Covanta Holding Corporation	$(0.05)	$(0.02)	$(0.07)

Consolidated Balance Sheet
Property, plant and equipment, net	$2,636	$(15)	$2,621
Waste, service and energy contracts, net	$364	$(2)	$362
Goodwill	$249	$19	$268
Total assets	$4,378	$2	$4,380

Deferred income taxes (non-current liability)	$722	$7	$729
Total liabilities	$3,467	$7	$3,474

Accumulated earnings	$106	$(5)	$101
Total Covanta Holding Corporation stockholders equity	$907	$(5)	$902
Total equity	$911	$(5)	$906
Total liabilities and equity	$4,378	$2	$4,380

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012
	Previously Reported	Adjustment	As Adjusted
	(In millions, except per share amounts)
Consolidated Statement of Operations
Depreciation and amortization expense	$195	$(1)	$194
Operating income	$276	$1	$277
Income tax expense	$32	$(1)	$31
Income from continuing operations	$136	$2	$138
Net income	$116	$2	$118
Net income attributable to Covanta Holding Corporation	$114	$2	$116

Basic Earnings Per Share Attributable to Covanta Holding Corporation
Continuing operations	$1.02	$0.01	$1.03
Covanta Holding Corporation	$0.87	$0.01	$0.88

Diluted Earnings Per Share Attributable to Covanta Holding Corporation
Continuing operations	$1.01	$0.01	$1.02
Covanta Holding Corporation	$0.86	$0.01	$0.87

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2015, the Financial Accounting Standards Board ("FASB") issued updated guidance to improve the existing consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment simplifies consolidation accounting by reducing the number of consolidation models that a reporting entity may apply. The amendments in this update are to be applied on a modified retrospective basis by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In January 2015, the FASB issued updated guidance to simplify income statement presentation by eliminating the concept of extraordinary items. Extraordinary items are items that are unusual in nature or infrequent in occurrence which were required to be reported separately in the statement of operations, net of tax, after income from continuing operations. The FASB concluded that the cost of identifying and reporting extraordinary items outweighed the benefits to stakeholders. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard will not have an impact on our consolidated financial statements.
In November 2014, the FASB issued updated guidance related to the application of pushdown accounting for business combinations. The amendments in this update provide that an acquired entity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this update are effective immediately. This standard will not have an impact on our consolidated financial statements.
In November 2014, the FASB issued updated guidance related to derivatives and hedging, specifically, to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The amendment clarifies how an entity should apply current standards to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments in this update are to be applied on a modified retrospective basis and are required to be adopted by in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. This standard will not have an impact on our consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2014, the FASB issued amended guidance for recognizing revenue which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of this update is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Further, the guidance requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We are required to adopt this standard in the first quarter of fiscal 2017. Early adoption is not permitted. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. We are currently evaluating our adoption method and the impact of adopting this guidance on our consolidated financial statements.
In April 2014, the FASB issued an update modifying the criteria under which asset disposal activities qualify for presentation as a discontinued operation. The amendment restricts presentation as a discontinued operation to disposals that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendments in this update are to be applied prospectively to all disposals or classifications as held for sale of components of an entity. We are required to adopt this standard for the first quarter of 2015. Early adoption is permitted. We have early adopted this standard in the first quarter of 2014. In the third quarter of 2014 we entered into an agreement to sell our insurance subsidiary and concluded the sale in the fourth quarter of 2014.  Had we not early adopted this standard, the results of operations for the current and prior years would have been reclassified as discontinued operations.  This would have resulted in $9 million, $1 million and $5 million of net losses and $0.07, $0.01 and $0.04 of diluted loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, being reclassified from continuing operations to discontinued operations.
In January 2014, the FASB issued an update concerning accounting for service concession arrangements. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets both of the following conditions: (i) the grantor controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price; and (ii) the grantor controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The amendments in this update are to be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. As of December 31, 204, we have approximately $88 million of property, plant and equipment on our consolidated balance sheet related to our service fee operated facilities with arrangements that are potentially in the scope of this guidance. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
NOTE 3. GROWTH AND CONTRACT TRANSACTIONS
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
New Business / Assets
Pinellas County Energy-from-Waste Facility
In the fourth quarter of 2014, we entered into a ten-year service fee contract to operate an existing 3,150 ton-per-day energy-from-waste facility located in Pinellas County, Florida, and we assumed operations of the facility in December of 2014. In addition to the annual service fee, during the initial few years of the contract we will complete a number of projects to improve operations of the facility. Our client will pay for these projects, for which we will record construction revenue and expense.
Dublin Energy-from-Waste Facility
In September 2014, we entered into agreements to build, own and operate the Dublin Waste-to-Energy Facility, a new 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. The project will source residential, commercial and industrial waste from Dublin and the surrounding areas and will sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff. We have commenced construction of the facility in the fourth quarter of 2014, with operational commencement expected in late 2017. We will operate the facility under a 45-year public-private-partnership, after which ownership of the facility will transfer to Dublin City Council. Our total investment in the project is expected to be approximately €500 million, funded by a combination of third party non-recourse project

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financing (€375 million) and project equity (approximately €125 million). For additional information related to funding for this project, see Note 11. Consolidated Debt - Dublin Project Financing.
Industrial Waste/Service Acquisition
In September 2014, we acquired a treatment, storage and disposal business located in North Carolina, specializing in the treatment, management, and disposal of industrial waste and field/facility remediation projects. This acquisition is not material to our consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We plan to utilize capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station is expected to begin in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the date operations commence, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have acquired equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $140 million, including the cost to acquire equipment of approximately $110 million and approximately $30 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. These investments commenced in 2013 and will be made over several years. During the years ended December 31, 2014 and 2013, we invested $59 million and $23 million, respectively, in property, plant and equipment relating to this contract.
New Jersey Transfer Stations
In 2013, we acquired two strategically-located transfer stations in New Jersey with a combined capacity of 2,500 ton-per-day. This acquisition is not material to our consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
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
Durham-York Energy-from-Waste Facility
During 2011, we began construction of a municipally-owned 140,000 metric ton-per-year greenfield EfW facility located in Durham Region of Canada and owned by our municipal clients, the Durham and York Regions. We are building the facility under the terms of a fixed-price construction contract for which we will be paid approximately C$250 million. The facility will process waste from the Regions of Durham and York. The project will be funded and owned by the Durham and York Regions. The project is expected to begin operations in early 2015, after which we will operate the facility under a 20 year service fee contract.
Existing Assets
Onondaga County Energy-from-Waste Facility
In November 2014, we extended our existing service fee agreement with Onondaga County, New York for 20 years on substantially the same terms as the existing agreement. The agreement will commence upon expiration of the current agreement in May 2015, provided all conditions precedent are achieved.
Fairfax County Energy-from-Waste Facility
In April 2014, we entered into a waste disposal agreement with our client at the Fairfax County EfW facility, extending our relationship under a tip fee arrangement effective at the end of the current service agreement in February 2016. The initial term of the new agreement will end in 2021, with two additional five year renewal periods upon mutual agreement of the parties. Beginning in 2016, the client will provide approximately 60% of the facility's waste capacity under the new agreement.
York County Energy-from-Waste Facility
In May 2014, we extended the service agreement for the York County EfW facility from 2015 to 2020 on substantially the same terms as the existing agreement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Waste Disposal Contracts
Over the course of 2014, in addition to the aforementioned contracts, we extended and/or entered into new waste disposal contracts totaling approximately 2.5 million tons per year, most notably to supply our Essex, Haverhill, SeMass, Hempstead and Plymouth EfW facilities.
Alexandria/Arlington Energy-from-Waste Facility
In 2013, the City of Alexandria and Arlington County exercised an option to extend their tip agreement from 2025 to 2038. The site lease agreement for this facility was extended to 2038. This contract represents approximately 15% of the capacity at our Alexandria EfW facility.
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
Marion County Energy-from-Waste Facility
In 2013, we extended the service agreement for the Marion County EfW facility effective at the end of the current agreement which ended in September 2014, with the new agreement term ending in 2017 on substantially the same terms as the existing agreement. Marion County will supply virtually all of the facility's waste capacity. The agreement also provides Marion County with the option to extend the agreement to 2019.
Pasco County Energy-from-Waste Facility
In 2013, we extended the service agreement for the Pasco County EfW facility from 2016 to 2024 on substantially the same terms as the existing agreement.
Delaware Valley Energy-from-Waste Facility
In December 2012, we acquired a 100% ownership interest in TIFD III-L LLC and subsequently changed the name of the company to Covanta Delaware Valley OP, LLC (the “Owner Participant”). The Owner Participant is the beneficiary of an established trust (the “Owner Trust”) that owns the Delaware Valley Resource Recovery Facility (“Delaware Valley”). Outstanding bonds totaling $64 million are secured by the rental obligations to the Owner Trust. The purchase price for the Owner Participant was $94 million in cash and was funded from cash on hand and available liquidity under our revolving credit facility. The Delaware Valley facility has processing capacity of approximately 2,700 tons per day and services Delaware County, PA and surrounding communities. We had operated Delaware Valley since our Ref-Fuel acquisition in 2005 through the lease which was scheduled to expire in 2019. Upon acquisition of Owner Participant, we have effectively settled our pre-existing rental obligation under the lease. The acquisition secures the ownership and long-term control of the large capacity, well-run facility in an attractive location.
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

Essex County Energy-from-Waste Facility
In 2012, we entered into a series of agreements with the Port Authority of New York and New Jersey (“Port Authority”) and the New York City Department of Sanitation (“DSNY”) relating to our Essex County EfW facility, including agreements which convert the service agreement with the Port Authority into a tip fee arrangement effective January 1, 2013 through 2032 and extend the lease (with renewal options) through 2052. DSNY will continue to utilize about half of the facility's disposal capacity under a new 20 year contract with the Port Authority.
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed near the end of 2016. As of December 31, 2014, we have approximately $75 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements.
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
Stanislaus County Energy-from-Waste Facility
In 2012, we amended and extended our service fee agreement with the City of Modesto and the County of Stanislaus, California. The contract was amended to a tip fee agreement under which the City of Modesto and the County of Stanislaus will continue to supply nearly all the facility's waste through 2027.
NOTE 4. DISPOSITIONS, ASSETS HELD FOR SALE, AND DISCONTINUED OPERATIONS
Dispositions and Other
Insurance Business
During the third quarter of 2014, we entered into an agreement to sell our insurance subsidiary. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs. During the fourth quarter of 2014, we concluded on the sale of our insurance business.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Hudson Valley Energy-from-Waste Facility
In June 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired.
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
China Energy-from-Waste Facilities
We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”).  In June 2012, Sanfeng sold its existing 32% interest in the Fuzhou EfW project in China. Equity in net income from unconsolidated investments included a $2 million gain for our equity interest in the sale of Sanfeng's interest in the Fuzhou EfW project. In a related transaction, Sanfeng increased its ownership interest in the Tongxing EfW facility in China from 25% to 40%.
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
IPP Assets - Asia
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
Assets Held for Sale Summary
The assets related to our development activities in the United Kingdom were determined to have met the requirements for assets held for sale in the second quarter of 2013, and the assets and liabilities associated with our insurance business were determined to have met the requirements for assets and liabilities held for sale in the third quarter of 2014. All corresponding prior year periods presented in our consolidated balance sheet and related information in the accompanying notes have been reclassified to reflect the Assets Held for Sale presentation. The following table sets forth the assets and liabilities of the Assets Held for Sale included in the consolidated balance sheets as of December 31, 2013 (in millions):

	As of December 31, 2013
	UK Development	Insurance Business	Total
Cash and cash equivalents	$2	$3	$5
Accounts receivable	2	1	3
Prepaid expenses and other current assets	—	10	10
Investments in fixed maturities at market (cost: $32)	—	32	32
Other noncurrent assets (1)	3	18	21
Assets held for sale	$7	$64	$71

Accrued expenses and other	$2	$—	$2
Other liabilities (2)	—	47	47
Liabilities held for sale	$2	$47	$49

(1)	Other noncurrent assets of our insurance business primarily include reinsurance recoverables.

(2)	Other liabilities of our insurance business primarily include unpaid loss and loss adjustment expenses.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations Summary
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

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$1	$6	$1
Operating expenses, including net gain on disposal of assets held for sale (1)	$1	$60	$28
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$(53)	$(27)
Equity in net income from unconsolidated investments	$—	$—	$2
Loss from discontinued operations, net of income tax benefit of $0, $1 and $5, respectively	$—	$(52)	$(20)

(1)	During the years ended December 31, 2014, 2013 and 2012, operating expenses includes the write-down of capitalized developments costs of $0, $47 million and $13 million, respectively.

NOTE 5. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2014, we granted awards of 721,479 shares of restricted stock, 246,825 restricted stock units and 25,000 stock options. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2014, we withheld 230,061 shares of our common stock in connection with tax withholdings for vested stock awards.
In 2014, we declared quarterly cash dividends totaling $0.86 per share. In 2013, we declared quarterly cash dividends totaling $0.66 per share and we repurchased 1.7 million shares of our common stock at a weighted average cost of $19.37 per share for an aggregate amount of approximately $34 million. In 2012, we declared quarterly cash dividends totaling $0.60 per share and we repurchased 5.3 million shares of our common stock at a weighted average cost of $16.55 per share for an aggregate amount of approximately $88 million.
As of December 31, 2014, there were 136 million shares of common stock issued of which 133 million shares were outstanding; the remaining 3 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2014, there were 6.5 million shares of common stock reserved and available for future issuance under equity plans.
As of December 31, 2014, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.
Earnings Per Share
Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for each of the periods presented does not include securities if their effect was anti-dilutive.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net (loss) income and (loss) earnings per share attributable to Covanta Holding Corporation are as follows (in millions, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2011
Net (loss) income from continuing operations	$(2)	$43	$136
Net loss from discontinued operations	—	(52)	(20)
Net (loss) income attributable to Covanta Holding Corporation	$(2)	$(9)	$116

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	130	129	132
Continuing operations	$(0.01)	$0.33	$1.03
Discontinued operations	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.88

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	130	129	132
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	—	1	1
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—
Weighted average diluted common shares outstanding	130	130	133
Continuing operations	$(0.01)	$0.33	$1.02
Discontinued operations	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.01)	$(0.07)	$0.87

	For the Years Ended December 31,
	2014	2013	2012
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1	2	2
Restricted stock	1	—	—
Restricted stock units	—	—	—
Warrants	25	29	29

In 2009, we issued warrants in connection with the issuance of 3.25% Cash Convertible Senior Notes which matured on June 1, 2014. The warrants were exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ended on November 26, 2014. The warrants were net share settled, which means that, with respect to any exercise date, we delivered to the warrant holders a number of shares for each warrant equal to the excess of the volume-weighted average price of our common stock on each exercise date over the then effective strike price of the warrants, divided by such volume-weighted average price of our common stock, with a cash payment in lieu of fractional shares. During the year ended December 31, 2014, 1,430,870 shares of our common stock were issued in connection with warrant exercises. For additional information see Note 11. Consolidated Debt - 3.25% Cash Convertible Senior Notes due 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Year Ended December 31, 2014:
Operating revenues	$1,641	$41	$1,682
Depreciation and amortization expense	$208	$3	$211
Net write-offs	$50	$14	$64
Operating income (loss)	$159	$(15)	$144
Interest expense, net	$54	$83	$137
Equity in net income from unconsolidated investments	$—	$10	$10
As of December 31, 2014:
Total assets (includes goodwill of $274 in the North America segment)	$3,908	$296	$4,204
Capital additions	$188	$28	$216
Year Ended December 31, 2013:
Operating revenues	$1,595	$35	$1,630
Depreciation and amortization expense	$207	$2	$209
Net write-offs	$15	$—	$15
Operating income (loss)	$231	$(9)	$222
Interest expense, net	$52	$94	$146
Equity in net income from unconsolidated investments	$—	$6	$6
As of December 31, 2013:
Total assets (includes goodwill of $268 in the North America segment)	$4,013	$367	$4,380
Capital additions	$173	$15	$188
Year Ended December 31, 2012:
Operating revenues	$1,603	$40	$1,643
Depreciation and amortization expense	$191	$3	$194
Net gains	$(57)	$—	$(57)
Operating income (loss)	$295	$(18)	$277
Interest expense, net	$46	$72	$118
Equity in net income from unconsolidated investments	$—	$10	$10

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations through the date of disposal and our international assets.
Our operations are principally in the United States. See the list of projects for the North America segment in Item 1. Business. Operations outside of the United States are primarily in Asia. A summary of operating revenues and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenues:
Year Ended December 31, 2014	$1,567	$115	$1,682
Year Ended December 31, 2013	$1,478	$152	$1,630
Year Ended December 31, 2012	$1,514	$129	$1,643

	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2014	$3,828	$—	$376	$4,204
As of December 31, 2013	$3,993	$71	$316	$4,380

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS
Waste, Service and Energy Contracts
Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives, which average approximately 23 years for the waste, service and energy intangible contract assets and 2 years for the waste and service intangible contract liabilities. Waste, Service and Energy contracts consisted of the following (in millions):

		As of December 31, 2014			As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	1 — 29 years	$542	$228	$314	$609	$247	$362
Waste and service contracts (liability)	1 — 5 years	$(131)	$(112)	$(19)	$(131)	$(101)	$(30)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2014 included or expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Year ended December 31, 2014	$27	$(11)
2015	25	(6)
2016	22	(6)
2017	14	(4)
2018	13	(2)
2019	13	(1)
Thereafter	227	—
Total	$314	$(19)
The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 8 years.
During year ended December 31, 2014, we recorded non-cash impairment write-offs totaling $16 million related to service contract intangibles that were recorded upon acquisition in 2009. See Note 14. Supplementary Information - Net Write-offs discussion for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2014			As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Lease interest and other	6 –17 years	$17	$4	$13	$14	$4	$10
Other intangibles	Indefinite	4	—	4	10	—	10
Intangible assets, net		$21	$4	$17	$24	$4	$20
The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2014 expected to be included in our statements of operations for each of the years indicated (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Annual Remaining Amortization	$2	$2	$2	$1	$1	$5	$13
Amortization Expense related to other intangible assets was $1 million, $3 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lease interest amortization is recorded as rent expense in plant operating expenses and was $0, $0 and $3 million for the year ended December 31, 2014, 2013 and 2012, respectively.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. All goodwill is related to the North America reporting unit. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a qualitative assessment as of October 1, 2014 and determined that it was more likely than not that the fair value of our reporting unit was not less than its carrying value and no further assessment was necessary. As of December 31, 2014, goodwill of approximately $35 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2012 and December 31, 2013	$268
Goodwill related to the acquisition of a treatment, storage and disposal business (See Note 3)	6
Balance as of December 31, 2014	$274

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
As of December 31, 2014 and 2013, investments in investees and joint ventures accounted for under the equity method were as follows (dollars in millions):

	Ownership Interest as of December 31, 2014	2014	Ownership Interest as of December 31, 2013	2013
Pacific Ultrapower Chinese Station Plant (U.S.) (1)	—%	$—	—%	$—
South Fork Plant (U.S.)	50%	1	50%	1
Koma Kulshan Plant (U.S.)	50%	5	50%	5
TARTECH (U.S.)	50%	5	50%	5
Ambiente 2000 (Italy)	40%	1	40%	1
Sanfeng (China) (1)	40%	12	40%	12
Chengdu (China)	49%	22	49%	23
Total investments		$46		$47
(1) See Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.

NOTE 10. LEASES
Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $15 million, $17 million, and $29 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Future Minimum Rental Payments	$18	$17	$16	$15	$15	$86	$167
Non-Recourse Portion of Future Minimum Rental Payments	$12	$11	$10	$10	$10	$66	$119
Future minimum rental payment obligations include $119 million of future non-recourse rental payments that relate to EfW facilities. Of this amount $59 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $60 million is related to an EfW facility at which we serve as the operator, through a lease, and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of December 31,
	2014	2013
LONG-TERM DEBT:
Revolving credit facility expiring 2019	$145	$110
Term loan due 2019	198	294
Debt discount related to Term loan	(1)	(1)
Term loan, net	197	293
Credit Facilities Sub-total	$342	$403
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	—
3.25% Cash Convertible Senior Notes due 2014	—	460
Debt discount related to 3.25% Cash Convertible Senior Notes	—	(13)
Cash conversion option derivative at fair value	—	78
3.25% Cash Convertible Senior Notes, net	—	525
Notes Sub-total	$1,200	$1,325
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	34	22
Tax-Exempt Bonds Sub-total	$369	$357
3.48% - 4.52% Equipment Financing Capital Lease Arrangements due 2024 through 2026	$62	$—
Total long-term debt	$1,973	$2,085
Less: current portion (includes $0 and $13 of unamortized discount, respectively, and $0 and $78 of cash conversion option derivative at fair value, respectively)	(5)	(528)
Noncurrent long-term debt	$1,968	$1,557
PROJECT DEBT:
North America segment project debt
4.00% - 7.00% Americas Project Debt related to Service Fee structures due 2015 through 2022	$135	$167
5.248% - 6.20% Americas Project Debt related to Tip Fee structures due 2019 through 2020	29	45
Unamortized debt premium, net	1	1
Total North America segment project debt	165	213
Other project debt:
Dublin Junior Term Loan due 2022	61	—
Debt discount related to Dublin Junior Term Loan	(1)	—
Dublin Junior Term Loan, net	60	—
China project debt	22	23
Total Other project debt	82	23
Total project debt	247	236
Less: Current project debt (includes $(2) and $1 of unamortized (discount) premium, respectively)	(40)	(55)
Noncurrent project debt	$207	$181
TOTAL CONSOLIDATED DEBT	$2,220	$2,321
Less: Current debt	(45)	(583)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,175	$1,738

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
In March 2014, we made a voluntary prepayment on the Term Loan of $95 million, that reduced the outstanding principal to $200 million and we amended the Credit Facilities to:

•	extend the termination date of the Revolving Credit Facility by two years from March 28, 2017 to March 21, 2019;

•	increase the aggregate commitment amount of the Revolving Credit Facility by $100 million to $1.0 billion; and

•	reduce the applicable margin payable on the Term Loan by 25 basis points, as noted below under Interest and Fees.
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
We have the option to issue additional term loan commitments and/or increase the size of the Revolving Credit Facility (collectively, the “Incremental Facilities”), subject to the satisfaction of certain conditions and obtaining sufficient lender commitments, in an amount up to the greater of $500 million and the amount that, after giving effect to the incurrence of such Incremental Facilities, would not result in a leverage ratio, as defined in the credit agreement governing our Credit Facilities (the “Credit Agreement”), exceeding 2.75:1.00.
Availability under Revolving Credit Facility
As of December 31, 2014, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings as of December 31, 2014	Outstanding Letters of Credit as of December 31, 2014	Available Capacity as of December 31, 2014
Revolving Credit Facility	$1,000	2019	$145	$162	$693
During the year ended December 31, 2014, we made aggregate cumulative direct borrowings of $531 million under the Revolving Credit Facility, of which we subsequently repaid $496 million prior to the end of the period.
Repayment Terms
As of December 31, 2014, the Term Loan has mandatory amortization payments of $2 million each year from 2015 through 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2014.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
5.875% Senior Notes due 2024 (the "5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We used the net proceeds of the 5.875% Notes offering in part for the repayment of the 3.25% Cash Convertible Notes at maturity on June 1, 2014.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other terms and conditions of the 5.875% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described above under 6.375% Notes.
3.25% Cash Convertible Senior Notes due 2014 (the “3.25% Notes”)
In 2009, we issued $460 million aggregate principal amount of the 3.25% Notes due in 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. We used the net proceeds from the offering for general corporate purposes, including capital expenditures, permitted investments or permitted acquisitions. On June 1, 2014, we repaid the $460 million 3.25% Notes utilizing net proceeds from the March 2014 5.875% Notes issuance.
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
In connection with the issuance of the 3.25% Notes, we also sold warrants, correlating to the number of shares underlying the 3.25% Notes. The warrants were exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ended on November 26, 2014. During the year ended December 31, 2014, 1,430,870 shares of our common stock were issued in connection with warrant exercises.
1.00% Senior Convertible Debentures due 2027 (the “Debentures”)
In 2007, we completed an underwritten public offering of $374 million aggregate principal amount of Debentures. In November 2010, we commenced a tender offer to purchase for cash any and all of our outstanding 1.00% Senior Convertible Debentures due 2027. In 2012, we subsequently redeemed the remaining outstanding Debentures. During the year ended December 31, 2012, $25 million of the Debentures were purchased. We used a portion of the net proceeds of the 7.25% Note offering discussed above to fund the purchase price and accrued and unpaid interest of the Debentures.
Tax-Exempt Bonds
In November 2012, we issued tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. Approximately $7 million of financing costs were incurred, of which $3 million was expensed and $4 million will be recognized over the term of the debt. Details of the issues and the use of proceeds are as follows (dollars in millions):

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In July 2014, we issued an additional $12 million of tax-exempt corporate variable-rate demand bonds, which are secured by a letter of credit issued under our Revolving Credit Facility and will mature on July 1, 2043. Proceeds from the offering were utilized to refinance $12 million of project debt at our Delaware Valley facility due on July 1, 2014. Financing costs were not material.
The Variable Rate Bonds are unsecured obligations that are guaranteed by Covanta Energy, LLC, and are not secured by project assets. Except for amounts payable out of drawings under the letter of credit, principal and interest on the Variable Rate Bonds will be payable solely from, and secured solely by, a pledge of payments derived under a loan agreement between us and the Delaware County Industrial Development Agency as Issuer.
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of comparable bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of December 31, 2014, the weekly interest rate was 0.06%. Interest on the Variable Rate Bonds is paid monthly on the first business day of each month.
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
Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the year ended December 31, 2014, we borrowed $63 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%, with payments commencing on October 1, 2014. The outstanding borrowings under the equipment financing capital lease arrangements were $62 million as of December 31, 2014, and have mandatory amortization payments remaining as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter
Annual Remaining Amortization	$3	$3	$3	$4	$4	$45

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

PROJECT DEBT
The maturities of long-term project debt as of December 31, 2014 are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$42	$17	$19	$22	$17	$130	$247	$(42)	$205
Premium	(2)	(2)	(1)	1	1	3	—	2	2
Total	$40	$15	$18	$23	$18	$133	$247	$(40)	$207
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
Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2014, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $646 million and restricted funds held in trust of approximately $176 million.
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
Other project debt includes $22 million due to financial institutions denominated in Rmb, relating to the construction of a 350 TPD energy-from-waste line in Taixing Municipality, in Jiangsu Province, People’s Republic of China. As of December 31, 2014, the debt bears interest at a weighted average floating rate of approximately 6.8%. The construction related debt is payable in scheduled annual installments until 2019. The entire debt is secured by the project assets for the entire term of the loan and is backed by a guarantee from Covanta Energy Asia Pacific Holdings, Limited (China) effective until one year after maturity date of the loan.
Dublin Project Financing
During 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility. The project financing package includes: (i) €300 million of project debt under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. For additional information related to this project, see Note 3. Growth and Contract Transactions.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn over the course of 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized. Key commercial terms of the Dublin Senior Term Loan include:

•	Final maturity on September 30, 2021 (approximately four years after the anticipated operational commencement date of the facility).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin, which will range from 4.00% to 4.50% according to a pre-determined schedule. Interest on outstanding borrowings will be payable in cash

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

monthly prior to the operational commencement date of the facility, and payable in cash semi-annually after the operational commencement date, based on the prevailing one and six month EURIBOR rates, respectively. Undrawn commitments will accrue commitment fees at a rate of 2.25% per annum. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Note 13. Derivative Instruments.

•
The Dublin Senior Term Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the project-related assets. The Dublin Senior Term Loan is non-recourse to us and our subsidiary Covanta Energy. See Note 19. Commitments and Contingencies for a description of the commitments of Covanta Energy related to the Dublin project financing.

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

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014 and we expect to draw proceeds from the account to fund construction costs in 2015 and 2016 after our initial equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of December 31, 2014, $61 million (€50 million) is included in both project debt and noncurrent restricted funds held in trust on our consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

•	Final maturity on March 31, 2022 (six months after the maturity of the Dublin Senior Term Loan).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings will bear interest at a fixed rate of 5.23% during the first six months of the loan, and thereafter at fixed rates from 9.23% to 9.73% according to a pre-determined schedule. Interest on outstanding borrowings is payable semi-annually and will be payable 50% in cash and 50% accrued to the balance of the loan prior to the operational commencement date of the facility, and payable 100% in cash after the operational commencement date.

•
The Dublin Junior Term Loan is a junior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a second priority lien on substantially all of the project-related assets and a first priority lien on the assets of the top tier project holding company. The Dublin Junior Term Loan is non-recourse to us and our subsidiary Covanta Energy.

•
Under the Dublin Credit Agreement, our ability to service the Dublin Convertible Preferred and to make cash distributions to common equity is subject to ongoing compliance with the covenants under the agreement, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Junior Term Loan.

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our initial equity investment into the project has been fully utilized. The instrument has: (i) a liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Loss on Extinguishment of Debt
The components of loss on extinguishment of debt are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Credit Facility refinancing (1)	$2	$1	$2
Project Debt refinancing (2)	—	—	1
Total loss on extinguishment of debt	$2	$1	$3

(1)	Comprised of the write-off of discount and deferred financing costs in connection with previously existing financing arrangements.

(2)
Comprised of the write-off of unamortized premium on refinanced project debt, net of expensed financing costs on new tax-exempt bonds and additional interest payments for refinanced project debt. See Tax-Exempt Bonds discussion above.

Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $8 million for each of the years ended December 31, 2014, 2013 and 2012.

Capitalized Interest
Interest expense paid and cost amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project.  At December 31, 2014 and 2013, $4 million and $2 million of capitalized interest expense was included in other noncurrent assets on our consolidated balance sheets, respectively.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
The fair value of the note hedge and the cash conversion option were determined using an option pricing model based on observable inputs such as implied volatility, risk free interest rate, and other factors. The fair value of the note hedge was adjusted to reflect counterparty risk of non-performance, and was based on the counterparty’s credit spread in the credit derivatives market.

•	The contingent interest features were valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

•
The fair value for interest rate swaps were determined by obtaining quotes from two counterparties (one is a holder of the long position and the other is in the short) and extrapolating those across the long and short notional amounts. The fair value of the interest rate swaps was adjusted to reflect counterparty risk of non-performance, and was based on the counterparty’s credit spread in the credit derivatives market.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2014. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.
 The following financial instruments are recorded at their estimated fair value. The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2014 and 2013:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2014	2013
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$86	$194
Money market funds	1	5	1
Total cash and cash equivalents:		91	195
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	67	4
Money market funds	1	36	52
U.S. Treasury/Agency obligations (1)	1	2	2
State and municipal obligations	1	87	97
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	4	12
Total restricted funds held in trust:		196	167
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	1	1
Investments:
Mutual and bond funds (2) (3)	1	2	13
Derivative Asset — Note Hedge	2	—	78
Derivative Asset — Energy Hedges	2	5	—
Total assets:		$295	$454
Liabilities:
Derivative Liability — Cash Conversion Option	2	$—	$78
Derivative Liabilities — Contingent interest features of the 3.25% Notes	2	—	0
Derivative Liability — Energy Hedges	2	—	8
Derivative Liability — Interest rate swaps	2	15	—
Liability — Contingent consideration related to acquisition	3	2	—
Total liabilities:		$17	$86

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2014		As of December 31, 2013
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (4)	$326	$326	$288	$288
Liabilities:
Long-term debt	$1,973	$2,039	$2,085	$2,092
Project debt	$247	$256	$236	$248

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(4)	Includes $24 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2014 and 2013.

NOTE 13. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2014	2013
Asset Derivatives:
Note Hedge	Note Hedge	$—	$78
Liability Derivatives:
Cash Conversion Option	Current portion of long-term debt	$—	$78
Contingent interest features of the 3.25% Notes		$—	$0

		Amount of Gain (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2014	2013	2012
Note Hedge	Non-cash convertible debt related expense	$5	$(26)	$57
Cash Conversion Option	Non-cash convertible debt related expense	(5)	27	(56)
Contingent interest features of the 3.25% Notes and Debentures	Non-cash convertible debt related expense	—	—	—
Effect on income of derivative instruments not designated as hedging instruments		$—	$1	$1

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes
The Cash Conversion Option was a derivative instrument which was recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense. The Note Hedge was accounted for as a derivative instrument and, as such, was recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of operations as non-cash convertible debt related expense.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. We have entered into agreements with various financial institutions to hedge approximately 1.2 million MWh and 0.5 million MWh of energy production from exposure to market risk for fiscal years 2015 and 2016, respectively.
As of December 31, 2014, the fair value of the energy derivatives of $5 million, pre-tax, was recorded as a current asset and as a component of AOCI. As of December 31, 2014, the amount of hedge ineffectiveness was not material.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €250 million loan amount with various financial institutions that terminate between 2016 and 2021. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a current liability with changes in fair value recorded as a component of AOCI. As of December 31, 2014, the fair value of the interest rate swap derivative of $15 million, pre-tax, was recorded as a noncurrent liability.
NOTE 14. SUPPLEMENTARY INFORMATION
Operating Revenues
The components of waste and service revenues are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Waste and service revenues unrelated to project debt	$1,010	$973	$963
Revenue earned explicitly to service project debt - principal	19	30	39
Revenue earned explicitly to service project debt - interest	3	5	8
Total waste and service revenues	$1,032	$1,008	$1,010
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
Operating Costs
The components of other operating expenses are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Construction costs	$98	$112	$141
Insurance subsidiaries operating expenses (1)	4	6	16
Defined benefit pension plan settlement (gain) expense (2)	—	(6)	11
Insurance recoveries (3)	(3)	(4)	(7)
Other (4)	2	(11)	(4)
Total other operating expenses	$101	$97	$157

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Insurance subsidiaries operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs. During the year ended December 31, 2012, we transitioned our remaining insurance businesses to run-off and recorded additional losses of $7 million primarily relating to adverse loss development and reserve increases. In 2014, we sold all of our interests in subsidiaries engaged in the insurance business.

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

	Twelve Months Ended December 31,
	2013	2012
Insurance Recoveries for Repair and reconstruction costs (net of write-down of assets, recorded to Other operating expenses)	$4	$7
Insurance Recoveries for Business Interruption and Clean-up costs, net of costs incurred (reduction to Plant operating expenses)	$3	$—
Net Write-offs (Gains)
The components of net write-offs (gains) are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
North America segment:
Write-off of intangible assets (liability) (1)	$16	$—	$(29)
Net gain related to lease termination - intangible related (2)	—	—	(44)
Write-down of California biomass facilities and biomass equity investment (3)	34	2	—
Write-down of EfW facility assets (4)	—	9	—
Write-off of loan issued to fund certain facility improvements (5)	—	4	—
Write-off of renewable fuels project (6)	—	—	16
North America segment sub-total:	50	15	(57)
Other:
Write-down of insurance business (7)	14	—	—
Total net write-offs (gains)	$64	$15	$(57)

(1)	Write-offs related to intangible assets (liability) are related to the following:

•
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. In 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.

•
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it is not able to renew our current contract to operate the Abington transfer station. During the year ended December 31, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
During 2012, our service contract for the Essex County EfW facility was amended and we recorded a non-cash write-off of an intangible liability of $29 million related to the below-market service contract which was recorded at fair value upon acquisition of the facility. For additional information, see Note 3. Growth and Contract Transactions.

(2)
During 2012, we recorded a net gain of $44 million related to the termination of the pre-existing lease in connection with the Delaware Valley EfW acquisition. For additional information, see Note 3. Growth and Contract Transactions.

(3)	Write-downs related to our biomass assets are as follows:

•
During year ended December 31, 2014, we identified indicators of impairment associated with our California Biomass facilities, primarily that we have been unsuccessful to date to secure new long-term power purchase agreements to replace the current power purchase agreements which are approaching the end of their terms. Based on expected cash flows, we have recorded a non-cash write-down of $34 million to reduce the carrying value of the California Biomass assets to their estimated fair value.

•
During 2013, we recorded a non-cash write-down of $2 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California, which we subsequently sold in the fourth quarter of 2013.

(4)
During 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered (Level 3 measure of fair value).

(5)
In 2008, we agreed to loan The Harrisburg Authority up to $26 million for certain facility improvements in connection with our engagement as project operator. By 2010, we had advanced $22 million of the loan, of which $20 million was outstanding, The Harrisburg Authority had defaulted in its repayment, and the City of Harrisburg’s financial crisis had deepened. In 2010, we recorded a non-cash impairment charge of $7 million, pre-tax, to write-down the receivable to $13 million. In 2013, in connection with an anticipated settlement of the matter for a $9 million partial payment of the loan, we recorded an additional non-cash write-off of $4 million, pre-tax, to write-down the receivable to $9 million.  This settlement, which included the transfer of the facility to the Lancaster County Solid Waste Management Authority and our continuation as operator, closed during the quarter ended December 31, 2013.

(6)
During 2012, we suspended construction of a facility that transformed waste materials into renewable liquid fuels. We recorded a non-cash write-off of $16 million representing the capitalized costs related to this project.

(7)
During 2014, we entered into an agreement to sell our insurance subsidiaries, subject to regulatory approval. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs. During the fourth quarter of 2014, we concluded on the sale of our insurance business.

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Debt discount accretion related to the 3.25% Notes	$13	$29	$26
Fair value changes related to the cash convertible note hedge	(5)	26	(57)
Fair value changes related to the cash conversion option derivative	5	(27)	56
Total non-cash convertible debt related expense	$13	$28	$25
Other Income (Expense), Net
For the year ended December 31, 2014, other income (expense), net, included $1 million of foreign currency loss. For the year ended December 31, 2013, other income (expense), net included a $4 million gain related to a distribution received from an insurance subsidiary grantor trust. See Note 15. Income Taxes for additional information related to the liability to pre-petition claimants. For the year ended December 31, 2012, other income (expense), net included a foreign currency gain related to intercompany loans of $3 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2014	2013
Prepaid expenses	$45	$43
Deferred financing costs (1)	47	25
Other noncurrent receivables	24	24
Other	54	41
Total other noncurrent assets	$170	$133
Operating expenses, payroll and related expenses	$174	$106
Deferred revenues	15	34
Accrued liabilities to client communities	29	27
Interest payable	22	16
Dividends payable	34	22
Other	36	45
Total accrued expenses and other current liabilities	$310	$250

(1)	See Note 1. Organization and Summary of Significant Accounting Policies for additional information.
NOTE 15. INCOME TAXES
We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(1)	$3	$4
State	4	12	9
Foreign	3	—	3
Total current	6	15	16
Deferred:
Federal	(4)	20	15
State	16	7	—
Foreign	(3)	1	—
Total deferred	9	28	15
Total income tax expense	$15	$43	$31
Domestic and foreign pre-tax income was as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Domestic	$14	$91	$166
Foreign	(10)	(12)	(7)
Total	$4	$79	$159
The effective income tax rate was 388%, 55%, and 19% for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013 was primarily due to the combined effects of (i) the recognition of certain tax liabilities for previous years, and (ii) relatively low pre-tax income for the year ended December 31, 2014. The increase in the effective tax rate for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the absence of the tax benefit in 2013 from the Delaware Valley EfW acquisition that gave rise to a net gain on the settlement of a pre-existing lease in 2012 and the income tax impact of our unrecognized tax position for the year ended December 31, 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Income tax expense at the federal statutory rate	$1	$27	$55
State and other tax expense	6	14	11
Change in valuation allowance	3	—	—
Grantor trust	1	(1)	1
Subpart F income and foreign dividends	—	1	1
Worthless stock deduction	—	(4)	—
Tax rate differential on foreign earnings	5	6	2
Production tax credits/R&E tax credits	(4)	(4)	(5)
Liability for uncertain tax positions	5	4	(1)
Foreign dividend distribution previously taxed	(4)	—	—
Income from unconsolidated subsidiaries	1	—	—
Lobbying expenses	1	—	—
Below market lease write-off	—	—	(33)
Total income tax expense	$15	$43	$31
We had consolidated federal NOLs estimated to be approximately $486 million for federal income tax purposes as of the end of 2014. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2028	$244
2029	—
2030	32
2031	1
2032	1
2033	208
$486
In addition to the consolidated federal NOLs, as of December 31, 2014, we had state NOL carryforwards of approximately $561 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $58 million expiring between 2015 and 2033, and federal tax credit carryforwards, including production tax credits of $56 million expiring between 2024 and 2034, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $63 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2014	2013
Deferred Tax Assets:
Loss reserve discounting	$—	$1
Capital loss carryforward	2	2
Net operating loss carryforwards	142	34
Accrued expenses	2	10
Prepaids and other costs	35	33
Deferred tax assets attributable to pass-through entities	10	10
Retirement benefits	2	2
Other	7	19
AMT and other credit carryforwards	64	60
Total gross deferred tax asset	264	171
Less: valuation allowance	(96)	(42)
Total deferred tax asset	168	129
Deferred Tax Liabilities:
Unbilled accounts receivable	6	10
Property, plant and equipment	737	605
Intangible assets	9	82
Deferred tax liabilities attributable to pass-through entities	77	76
Deferred gain on convertible debt	27	32
Prepaid expenses	19	23
Other, net	4	5
Total gross deferred tax liability	879	833
Net deferred tax liability	$(711)	$(704)
We employ the indefinite reinvestment exception whereby we do not provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $271 million and $298 million as of December 31, 2014 and 2013, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes as of December 31, 2014 and 2013. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $23 million as of both December 31, 2014 and 2013, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2011	$123
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	2
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—
Balance at December 31, 2012	$124
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	(1)
Balance at December 31, 2013	$128
Additions based on tax positions related to the current year	8
Additions for tax positions of prior years	—
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—
Balance at December 31, 2014	$133
The uncertain tax positions, exclusive of interest and penalties, were $133 million and $128 million as of December 31, 2014 and 2013, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2014 and 2013, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million and $1 million, respectively. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.
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
Reserves in the liability for uncertain tax positions may decrease by approximately $107 million in the next twelve months, primarily as a result of the final resolution of the Internal Revenue Service (“IRS”) audit of our federal income tax returns for the years 2004 through 2009, including proposed adjustments to our 2008 tax return, which we challenged through the IRS’s administrative appeals process, as described below.
The IRS audited our tax returns for the years 2004 through 2009, a period which included both years in which NOLs generated in prior years were utilized and years in which losses giving rise to additional NOLs were reported. In connection with this audit, the IRS has proposed certain adjustments to our 2008 tax return, which we do not believe were consistent with applicable rules, and we have challenged these adjustments through the IRS's administrative appeals procedures. As a result of this process, we have reached an agreement with the IRS that would result in substantially all of the NOLs remaining available to offset consolidated taxable income. The proposed agreement is subject to documentation and approval, which is expected within the next twelve months.
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
The Director of the Division of Insurance of the State of Missouri (the “Missouri Director”) administers the balance of the grantor trusts relating to the Mission Insurance entities. In the fourth quarter of 2012, the Missouri Director distributed 0.2 million shares of our common stock to claimants of the Missouri grantor trusts.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $16 million, $16 million, and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Pension and Postretirement Benefit Obligations
Effective December 31, 2005, we froze service accruals in the qualified defined benefit pension plan for employees in the United States who did not participate in retirement plans offered by collective bargaining units. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. Effective January 1, 2010, the defined benefit pension plan was further amended to exclude future compensation increases received by eligible participants after December 31, 2009.
In 2012, the IRS approved our plan to terminate the pension plan. Employees who were eligible participants in the qualified defined benefit pension plan were given two disbursement elections, either a lump sum payment or an annuity option. During the fourth quarter of 2012, a lump sum payment of $62 million was made to participants, which represented 72% of plan participants and 68% of the total potential lump sum amounts available. During the fourth quarter of 2012, we incurred a pre-tax pension plan settlement expense of $11 million ($7 million, net of tax) which was recorded as other operating expenses in our consolidated results of operations. During the first quarter of 2013, $35 million of annuity contracts were purchased on behalf of participants

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

choosing the annuity option and we recorded a pre-tax defined benefit pension plan settlement gain of $6 million which was recorded as other operating income in our consolidated statements of operations. The defined benefit pension plan termination concluded with the purchase of the annuities during the first quarter of 2013. Accordingly, we have no future obligations related to the terminated qualified defined benefit pension plan, including future funding requirements. As of both December 31, 2014 and 2013, all remaining pension benefit obligations were attributable to the non-qualified pension plan.
Assumptions
Costs and the related obligations and assets arising from the pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate was determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. For the year ended December 31, 2012, the discount rate of 3.05% for the pension plan was based on reference to year-end annuity rates being charged by third-party insurance companies in anticipation of the annuity purchase in early 2013. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using the discount rate) exceeded the fair value of pension assets.
See Note 1. Organization and Summary of Significant Accounting Policies for additional information regarding pre-tax pension plan settlement expense amounts reclassified from AOCI to the consolidated financial statements related to the terminated qualified defined benefit pension plan.
The discount rate for the non-qualified pension plans was 4.05%, 4.95% and 4.10% for the years ended December 31, 2014, 2013 and 2012, respectively.
For the other post-retirement benefit plan, an annual rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2014 for covered employees. An average increase of 6.5% was assumed for 2015. The average increase was then projected to gradually decline to 5.0% in 2018 and remain at that level. In general, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (less than $0.2 million) effect on either total service and interest cost components or postretirement benefit obligations.
For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $4 million, $4 million and $0, respectively as of December 31, 2014 and $5 million, $5 million, and $0, respectively as of December 31, 2013.
As of December 31, 2014, we estimate that the future benefits payable over the next ten years for the retirement and postretirement plans in place are $4 million for Pension Benefits, $3 million for Other Benefits (Net of Medicare Part D Subsidy) and $0 for Attributable to Medicare Part D Subsidy.
Pension costs for our defined benefit plans and other post-retirement benefit plans were not material.

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

	Pension Benefits (1)		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$5	$46	$5	$7
Service cost	—	—	—	—
Interest cost	—	—	—	—
Amendments	—	—	—	—
Actuarial gain	—	(5)	—	(2)
Benefits paid	(1)	(1)	—	—
Settlement	—	(35)	—	—
Benefit obligation at end of year	$4	$5	$5	$5
Change in plan assets:
Plan assets at fair value at beginning of year	$—	$41	$—	$—
Actual return on plan assets	—	(1)	—	—
Contributions	1	(4)	—	—
Benefits paid	(1)	(1)	—	—
Settlement	—	(35)	—	—
Plan assets at fair value at end of year	$—	$—	$—	$—
Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(4)	$(5)	$(5)	$(5)
Unrecognized net gain	—	—	—	—
Net amount recognized	$(4)	$(5)	$(5)	$(5)
Accumulated other comprehensive (income) loss recognized:
Net actuarial gain	$—	$—	$(4)	$(3)
Net prior service credit	(1)	(1)	—	—
Total as of December 31, 2014	$(1)	$(1)	$(4)	$(3)
Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate (qualified pension plan)	N/A	3.05%	N/A	N/A
Discount rate (non-qualified pension plan)	4.95%	4.10%	N/A	N/A
Discount rate (other benefits)	N/A	N/A	4.10%	3.20%
Expected return on plan assets	N/A	3.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate (qualified pension plan)	N/A	N/A	3.50%	4.10%
Discount rate (non-qualified pension plan )	4.05%	4.95%	N/A	N/A

(1) For the years ended December 31, 2014 and 2013, Benefit obligation at end of year represents obligations related to our non-qualified pension plan.

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
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2014, the average forfeiture rates were 12% for restricted stock awards and 15% for stock options and restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2014
	Total Compensation Expense for the Years Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2014	2013	2012
Restricted Stock Awards	$11	$11	$13	$7	1
Restricted Stock Units	$6	$4	$4	$5	2
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
During the year ended December 31, 2014, we awarded certain employees 666,106 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2015, 2016, and 2017.
On May 8, 2014, in accordance with our existing program for annual director compensation, we awarded 55,373 shares of restricted stock for annual director compensation. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	As of December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,166	$17.85	1,418	$16.38	1,435	$16.54
Granted	721	$17.20	634	$19.51	779	$16.22
Vested	(608)	$17.27	(718)	$16.52	(727)	$16.52
Forfeited	(39)	$17.80	(168)	$17.40	(69)	$16.38
Nonvested at the end of the year	1,240	$17.67	1,166	$17.85	1,418	$16.38
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
In 2014, we granted 207,233 RSUs to our senior management team, including all of our named executive officers. These total stockholder return (“TSR”) based equity awards will vest based upon our TSR performance over a three year period relative to indices of companies in the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies.
Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	As of December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	691	$16.66	1,016	$16.59	1,004	$16.64
Granted	247	$14.60	219	$16.91	108	$16.24
Vested	(44)	$16.51	(544)	$16.64	(96)	$16.64
Forfeited	—	$—	—	$—	—	$—
Nonvested at the end of the year	894	$15.93	691	$16.66	1,016	$16.59
Stock Options
We have also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees have typically vested annually over three to five years and expire over ten years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There are no remaining outstanding options for shares under the 1995 Plan since 2010. The following table summarizes activity and balance information of the options under the 2004 Stock Option Plan:

	As of December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2004 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	1,686	$20.42	1,789	$20.01	2,052	$18.24
Granted	25	$20.58	—	$—	—	$—
Exercised	(532)	$18.53	(84)	$11.75	(263)	$6.21
Expired	(66)	$20.52	(19)	$20.52	—	$—
Forfeited	—	$—	—	$—	—	$—
Outstanding at the end of the year	1,113	$21.25	1,686	$20.42	1,789	$20.01
Options exercisable at year end	1,100	$21.26	1,686	$20.42	1,750	$19.90
Options available for future grant	6,548		1,541		2,395

As of December 31, 2014, options for shares were in the following price ranges (in thousands, except years and per share amounts):

			Weighted Average Remaining Contractual Life (Years)
	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$11.40	13	$11.40	0.7	13	$11.40
$20.52 — $20.58	870	$20.52	2.4	857	$20.52
$23.30 — $26.84	230	$24.57	3.4	230	$24.57
	1,113			1,100

The total cash received from the exercise of stock options was approximately $10 million, $1 million and less than $2 million, for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the years ended December 31, 2014, 2013 and 2012 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no additional paid-in capital pool available to offset these reduced tax benefits.
The aggregate intrinsic value as of December 31, 2014 for options exercisable was $1 million for options outstanding and options vested and $0 for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2014 (December 31, 2014). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2014, 2013 and 2012 was $1 million, $1 million, and $3 million, respectively.
As of December 31, 2014, there were options to purchase 1 million shares of common stock that had vested at a weighted average exercise price of $21.25. The fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $0, $1 million, and $9 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18. RELATED-PARTY TRANSACTIONS
One member of our Board of Directors is Senior Counsel to a major international law firm which provides Covanta Energy with certain legal services. The amounts we paid this law firm were approximately $0.07 million, $0.03 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, provision, or oversight of billings of such legal services and does not directly or indirectly benefit from amounts paid to such law firm.
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
California Matter. In March 2012, we received a letter from the Department of Toxic Substances Control of the State of California (the “Department”) notifying us that the Department and several District Attorneys’ offices in the State of California are investigating the operation of our biomass facilities in California. The investigation focused on issues relating to (i) the feedstock at our biomass facilities and the impact of that fuel on the quality and character of the ash residue generated at these facilities and (ii) our compliance with California’s environmental laws at our biomass facilities. We believe that our biomass operations in California were and are in compliance with existing environmental laws and regulations in all material respects. On December 4, 2014, we entered into a final settlement with the Department and all District Attorneys’ offices, pursuant to which we agreed to (i) pay approximately $260,000 in civil penalties, $40,000 in contributions to special environmental projects, and reimbursement of investigation expenses, and (ii) certain modifications to our ash residue testing and disposal protocols.
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
Other Matters
Other commitments as of December 31, 2014 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$162	$13	$149
Letters of credit - other	76	5	71
Surety bonds	336	—	336
Total other commitments — net	$574	$18	$556
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
The surety bonds listed on the table above relate primarily to performance obligations ($320 million) and support for closure obligations of various energy projects when such projects cease operating ($16 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs.
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
Dublin Energy-from-Waste Facility
In connection with the financing of the Dublin Energy-from-Waste facility, Covanta Energy has made commitments for funding and contingent support as follows: (1) initial equity contribution commitments to fund approximately €155 million of project and financing costs during construction (approximately €30 million of which was contributed prior to financial close); (2) lending commitments up to €25 million to fund working capital shortfalls in the project company under certain circumstances during operations; and (3) up to €75 million commitment in the aggregate to provide support payments to the project company, under certain circumstances, in the event waste revenue falls below minimum levels (set far below anticipated levels). For additional information, see Note 3. Growth and Contract Transactions and Note 11. Consolidated Debt.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system at a total estimated cost of $90 million. Construction on the system commenced in 2014 and is expected to be completed by 2016. As of December 31, 2014, we have approximately $75 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of these improvements. For additional information, see Note 3. Growth and Contract Transactions.
New York City Contract Investments
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We expect to invest approximately $140 million in new equipment and enhancements to existing facilities that support service under this contract. These investments commenced in 2013 and will be made over several years. As of December 31, 2014, we have approximately $60 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Note 3. Growth and Contract Transactions.
NOTE 20. QUARTERLY DATA (UNAUDITED)
We have restated our quarterly unaudited financial data for the first three quarters of 2014 and for all four quarters of 2013 to correct for the errors discussed in Note 1. Organization and Summary of Significant Accounting Policies. The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Operating revenue	$401	$372	$432	$411	$414	$425	$435	$422
Operating income (loss)	$15	$(2)	$47	$55	$19	$81	$63	$88
(Loss) income from continuing operations	$(9)	$(24)	$5	$13	$7	$28	$(4)	$25
(Loss) income from discontinued operations	$—	$(2)	$—	$(51)	$—	$—	$—	$1
Net (loss) income	$(9)	$(26)	$5	$(38)	$7	$28	$(4)	$26
Net (loss) income attributable to Covanta Holding Corporation	$(9)	$(25)	$5	$(38)	$7	$28	$(5)	$26

(Loss) Earnings per share:
Basic:
Continuing operations	$(0.07)	$(0.17)	$0.04	$0.09	$0.05	$0.22	$(0.04)	$0.19
Discontinued operations	—	(0.02)	—	(0.39)	—	—	—	0.01
Covanta Holding Corporation	$(0.07)	$(0.19)	$0.04	$(0.30)	$0.05	$0.22	$(0.04)	$0.20

Diluted:
Continuing operations	$(0.07)	$(0.17)	$0.04	$0.09	$0.05	$0.22	$(0.04)	$0.19
Discontinued operations	—	(0.02)	—	(0.39)	—	—	—	0.01
Covanta Holding Corporation	$(0.07)	$(0.19)	$0.04	$(0.30)	$0.05	$0.22	$(0.04)	$0.20

Cash dividend declared per share:	$0.18	$0.165	$0.18	$0.165	$0.25	$0.165	$0.25	$0.165

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2014 – Reserves for doubtful accounts (1)	$4	$4	$—	$2	$6
2013 – Reserves for doubtful accounts (1)	$6	$3	$—	$5	$4
2012 – Reserves for doubtful accounts (1)	$5	$3	$—	$2	$6

(1)	Reserves for doubtful accounts are primarily current assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2014 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 131. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 132. Management has concluded that internal control over financial reporting is effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2014, we commenced the implementation of several initiatives to improve organizational, procedural and operational efficiencies across our business, which are important to our success and which we believe when fully implemented will, among other impacts, enhance the effectiveness of our system of internal controls over financial reporting. These initiatives include the implementation of new systems, the centralization of certain financial and administrative processes and adjustments to staff levels and assignments to align with these procedural changes, which together may have a material effect on the control environment. As we proceed with the implementation of these changes, we will routinely assess their impact on our system of internal control over financial reporting in order to assure its effectiveness.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control — Integrated Framework (2013 Framework), Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 132 of this report on Form 10-K for the year ended December 31, 2014.

/s/ Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

March 2, 2015

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
Equity Compensation Plans
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
The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the Plan and the number of securities remaining for future issuance under the Plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	1,112,613	$21.25	6,914,345
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	1,112,613	$21.25	6,914,345

(1)	Of the 6,914,345 shares that remain available for future issuance, 6,547,894 shares are currently reserved for issuance under the equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements, for the years ended December 31, 2014, 2013, and 2012
Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2014, 2013, and 2012

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

4.9†
Third Supplemental Indenture dated as of March 19, 2012 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 19, 2012 and filed with the SEC on March 19, 2012).

4.10†
Fourth Supplemental Indenture dated as of March 6, 2014 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 6, 2014 and filled with the SEC on March 6, 2014).

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

10.3†*
Covanta Holding Corporation 2014 Equity Award Plan (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s 2014 Definitive Proxy Statement on Form DEF 14A filed with the SEC on March 24, 2014 and amended by filing with the SEC on April 25, 2014).

10.4†*
Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.5†*
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

10.7†*
Covanta Energy Corporation Senior Officers Severance Plan (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.8†*
Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

10.9†*
Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008 (incorporated herein by reference to Exhibit 10.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.10†
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

10.11†
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

10.12†
Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.13†
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

10.15†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).

10.16†
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

10.17†
Pledge and Security Agreement, dated as of March 28, 2012, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.18†
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

10.21†
Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.22†
Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.23†
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

10.25†
Form of Confirmation of Cash Convertible Note Hedge Transaction (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10.26†
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

10.28†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.29†
Guaranty Agreement, dated as of November 1, 2012, by and between Covanta Energy Corporation and Wells Fargo Bank, National Association Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.30†
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

10.32†
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

10.33†*
Form Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Quarterly Report on Form 10-Q dated July 18, 2013 and filed with the SEC on July 18, 2013).

10.34†*
Form Covanta Holding Corporation Restricted Stock Award Agreement for Employees and Officers (incorporated by reference to Exhibit 10.2 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.35†*
Form Covanta Holding Corporation Restricted Stock Award Agreement for Employees and Officers (incorporated by reference to Exhibit 10.3 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.36†*
Form Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated by reference to Exhibit 10.4 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.37†*
Form Covanta Holding Corporation Stock Option Award Agreement for Directors (incorporated by reference to Exhibit 10.5 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.38†
Second Amendment, dated as of March 21, 2014 (this “Amendment”), to the Credit and Guaranty Agreement, dated as of March 28, 2012 (as amended by the First Amendment, dated as of March 12, 2013 and as further amended, restated, supplemented or otherwise modified from time to time heretofore, the “Existing Credit Agreement”, and as amended by this Amendment, the “Amended Credit Agreement”) by and among Covanta Energy Corporation, a Delaware corporation (the “Company”), Covanta Holding Corporation, a Delaware corporation (“Holding”), certain Subsidiaries of Company, as guarantors, the Lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank (the “Administrative Agent”), Morgan Stanley Senior Funding, Inc., as Syndication Agent and Barclays Bank plc, Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 21, 2014 and filed with the SEC on March 24, 2014).

10.39†*
Offer Letter from Covanta Holding Corporation to Stephen J. Jones dated January 5, 2015 (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 5, 2015 and filed with the SEC on January 5, 2015).

10.40†*
Succession Agreement by and among Covanta Holding Corporation, Covanta Energy LLC, Covanta Projects LLC and Anthony J. Orlando dated January 5, 2015 (incorporated by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 5, 2015 and filed with the SEC on January 5, 2015).

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
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015

/S/ BRADFORD J. HELGESON Bradford J. Helgeson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015

/S/ NEIL C. ZIESELMAN Neil C. Zieselman	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	March 2, 2015

/S/ DAVID M. BARSE David M. Barse	Director	March 2, 2015

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	March 2, 2015

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	March 2, 2015

/S/ LINDA J. FISHER Linda J. Fisher	Director	March 2, 2015

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	March 2, 2015

/S/ WILLIAM C. PATE William C. Pate	Director	March 2, 2015

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	March 2, 2015

/S/ JEAN SMITH Jean Smith	Director	March 2, 2015