Form 10-Q
period 2015-03-31
COVANTA HOLDING CORP
filed 2015-04-23
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 17, 2015
Common Stock, $0.10 par value	133,651,837

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2015

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

•
other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of Covanta's Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$246	$241
Recycled metals revenues	16	21
Energy revenues	112	120
Other operating revenues	9	19
Total operating revenues	383	401
OPERATING EXPENSES:
Plant operating expenses	289	282
Other operating expenses	11	18
General and administrative expenses	28	21
Depreciation and amortization expense	48	53
Net interest expense on project debt	2	3
Net write-off	—	9
Total operating expenses	378	386
Operating income	5	15
Other expenses:
Interest expense	(33)	(29)
Non-cash convertible debt related expense	—	(8)
Loss on extinguishment of debt	—	(2)
Other expense, net	(2)	—
Total other expenses	(35)	(39)
Loss before income tax (expense) benefit and equity in net income from unconsolidated investments	(30)	(24)
Income tax (expense) benefit	(10)	14
Equity in net income from unconsolidated investments	3	1
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(37)	$(9)

Weighted Average Common Shares Outstanding:
Basic	132	129
Diluted	132	129

Loss Per Share:
Basic	$(0.28)	$(0.07)
Diluted	$(0.28)	$(0.07)

Cash Dividend Declared Per Share:	$0.25	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2014
	(Unaudited) (In millions)
Net loss	$(37)	$(9)
Foreign currency translation	(13)	(3)
Net unrealized loss on derivative instruments, net of tax benefit of $1 and $2, respectively	(7)	(4)
Other comprehensive loss attributable to Covanta Holding Corporation	(20)	(7)
Comprehensive loss attributable to Covanta Holding Corporation	$(57)	$(16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$67	$91
Restricted funds held in trust	94	105
Receivables (less allowances of $6 and $6, respectively)	302	302
Deferred income taxes	65	29
Prepaid expenses and other current assets	102	104
Total Current Assets	630	631
Property, plant and equipment, net	2,605	2,653
Restricted funds held in trust	90	91
Waste, service and energy contracts, net	304	314
Other intangible assets, net	17	17
Goodwill	274	274
Investments in investees and joint ventures	48	46
Other assets	172	178
Total Assets	$4,140	$4,204
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6	$5
Current portion of project debt	40	40
Accounts payable	79	34
Accrued expenses and other current liabilities	278	310
Total Current Liabilities	403	389
Long-term debt	2,024	1,968
Project debt	193	207
Deferred income taxes	753	740
Waste and service contracts, net	18	19
Other liabilities	97	97
Total Liabilities	3,488	3,420
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 133 and 133 shares, respectively)	14	14
Additional paid-in capital	808	805
Accumulated other comprehensive loss	(42)	(22)
Accumulated deficit	(130)	(15)
Total Covanta Holding Corporation stockholders equity	650	782
Noncontrolling interests in subsidiaries	2	2
Total Equity	652	784
Total Liabilities and Equity	$4,140	$4,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(37)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	48	53
Amortization of long-term debt deferred financing costs	2	2
Net write-off	—	9
Loss on extinguishment of debt	—	2
Non-cash convertible debt related expense	—	8
Stock-based compensation expense	8	4
Equity in net income from unconsolidated investments	(3)	(1)
Dividends from unconsolidated investments	1	—
Deferred income taxes	10	(8)
Other, net	(4)	(1)
Change in restricted funds held in trust	1	—
Change in working capital	16	43
Total adjustments for continuing operations	79	111
Net cash provided by operating activities from continuing operations	42	102
Net cash provided by operating activities from discontinued operations	—	1
Net cash provided by operating activities	42	103
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	—	2
Purchase of investment securities	—	(2)
Purchase of property, plant and equipment	(86)	(72)
Change in restricted funds held in trust	4	—
Other, net	(1)	(1)
Net cash used in investing activities from continuing operations	(83)	(73)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(83)	(73)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	400
Proceeds from borrowings on revolving credit facility	167	5
Proceeds from equipment financing capital lease	9	—
Principal payments on long-term debt	—	(95)
Payments of borrowings on revolving credit facility	(118)	(115)
Payment of equipment financing capital lease	(1)	—
Principal payments on project debt	(10)	(9)
Payment of deferred financing costs	(3)	(10)
Cash dividends paid to stockholders	(33)	(22)
Change in restricted funds held in trust	3	2
Other, net	6	7
Net cash provided by financing activities from continuing operations	20	163
Net cash used in financing activities from discontinued operations	—	(2)
Net cash provided by financing activities	20	161
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net (decrease) increase in cash and cash equivalents	(24)	190
Cash and cash equivalents at beginning of period	91	200
Cash and cash equivalents at end of period	67	390
Less: Cash and cash equivalents of assets held for sale and discontinued operations at end of period	—	3
Cash and cash equivalents of continuing operations at end of period	$67	$387

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy LLC and its subsidiaries.
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
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion. We hold equity interests in EfW facilities in China and Italy. For additional information, see Note 5. Financial Information by Business Segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”).
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
Reclassification
During the quarter ended March 31, 2015, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
Change in Accounting Principle
Effective January 1, 2015, we were required to adopt guidance concerning service concession arrangements.  The amendment applies to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments specify that such an arrangement may not be accounted for as a lease nor should the infrastructure used in a service concession arrangement be recognized as property, plant and equipment by the operating entity. Instead, the operating entity should refer to other guidance to account for the arrangement, such as Topic 605 of the Accounting Standard Codification - Revenue Recognition.
We adopted this guidance using a modified retrospective approach which requires the cumulative effect of applying this guidance to arrangements existing at the beginning of the period of adoption be recognized as an adjustment to retained earnings.  As a result, accumulated deficit as of January 1, 2015 as originally reported of $15 million increased by $45 million ($75 million reduction of property, plant and equipment, net of tax of $30 million) to $60 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The adoption of this guidance had the following effect on our condensed consolidated statement of operations for the three months ended March 31, 2015 (in millions, except per share amount):

Increase (Decrease)
Plant operating expenses	$8
Depreciation and amortization	$(5)
Income tax expense	$(1)
Net loss attributable to Covanta Holding Corporation	$2
Basic and Diluted loss per share	$0.01
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the accounting for cloud computing arrangements. The amendments in this update requires that if a cloud computing arrangement includes a software license, then a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. We are required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis and early adoption is permitted. We plan to adopt this standard in the first quarter of 2016. As of March 31, 2015, debt issuance costs included in current assets and noncurrent assets on our condensed consolidated balance sheet totaled $5 million and $46 million, respectively, which, upon adoption of this guidance, would be reclassified against the corresponding carrying amount of our long-term debt and project debt.
In February 2015, the FASB issued updated guidance to improve the existing consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment simplifies consolidation accounting by reducing the number of consolidation models that a reporting entity may apply. The amendments in this update are to be applied on a modified retrospective basis by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
In November 2014, the FASB issued updated guidance related to derivatives and hedging, specifically, to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The amendment clarifies how an entity should apply current standards to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments in this update are to be applied on a modified retrospective basis and are required to be adopted in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
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
NOTE 3. BUSINESS DEVELOPMENT AND ORGANIC GROWTH
Durham-York EfW Facility
We are constructing a municipally-owned 140,000 tonne-per-year EfW facility located in the Durham Region of Canada. The facility began processing waste in the first quarter of 2015 and is expected to be fully operational in the third quarter of 2015, after which we will operate the facility under a 20 year service fee contract.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in the first quarter of 2015 in a ramp up phase, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, with options for New York City to extend the term for two additional five-year periods. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. During the three months ended March 31, 2015 and for the twelve months ended December 31, 2014 and December 31, 2013, we invested $13 million, $59 million, $23 million, respectively, in property, plant and equipment relating to this contract.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. Capital expenditures related to these improvements totaled approximately $8 million and $17 million during the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.

NOTE 4. EARNINGS PER SHARE (“EPS”) AND EQUITY
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

	Three Months Ended March 31,
	2015	2014
Net loss attributable to Covanta Holding Corporation	$(37)	$(9)

Basic loss per share:
Weighted average basic common shares outstanding	132	129
Basic loss per share	$(0.28)	$(0.07)

Diluted loss per share:
Weighted average basic common shares outstanding	132	129
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of restricted stock units	—	—
Dilutive effect of convertible securities	—	—
Dilutive effect of warrants	—	—
Weighted average diluted common shares outstanding	132	129
Diluted loss per share	$(0.28)	$(0.07)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended March 31,
	2015	2014
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	—	2
Restricted stock	—	1
Restricted stock units	1	—
Warrants	—	30
Equity
During the three months ended March 31, 2015, we granted awards of 513,219 shares of restricted stock and 316,397 restricted stock units. For information related to stock-based award plans, see Note 9. Stock-Based Compensation. During the three months ended March 31, 2015, we withheld 239,495 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Cash dividend
Declared	$33	$24
Per Share	$0.25	$0.18

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended March 31, 2015
Operating revenues	$374	$9	$383
Depreciation and amortization expense	47	1	48
Operating income	5	—	5

Three Months Ended March 31, 2014
Operating revenues	$391	$10	$401
Depreciation and amortization expense	52	1	53
Net write-off	9	—	9
Operating income	15	—	15

(1)
For the three months ended March 31, 2015, All Other is comprised of the financial results of our international assets. For the three months ended March 31, 2014, All Other is comprised of the financial results of our international assets and our insurance subsidiaries’ operations. Our insurance business was sold in the fourth quarter of 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	March 31, 2015	December 31, 2014
LONG-TERM DEBT:
Revolving Credit Facility expiring 2019	$194	$145
Term Loan due 2019	198	198
Debt discount related to Term Loan	(1)	(1)
Term Loan, net	197	197
Credit Facilities Sub-total	$391	$342
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
Senior Notes Sub-total	$1,200	$1,200
4.00% - 5.25% Tax-Exempt Bonds due 2024 through 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	34	34
Tax-Exempt Bonds Sub-total	$369	$369
3.48% - 4.52% Equipment Financing Capital Leases due 2024 through 2026	$70	$62
Total long-term debt	$2,030	$1,973
Less: current portion	(6)	(5)
Noncurrent long-term debt	$2,024	$1,968
PROJECT DEBT:
North America project debt:
4.00% - 7.00% project debt related to Service Fee structures due 2015 through 2022	$129	$135
5.248% - 6.20% project debt related to Tip Fee structures due 2019 through 2020	29	29
Unamortized debt premium, net	1	1
Total North America project debt	159	165
Other project debt:
Dublin Junior Term Loan due 2022	$55	$61
Debt discount related to Dublin Junior Term Loan	—	(1)
Dublin Junior Term Loan, net	55	60
China project debt	19	22
Total Other project debt	74	82
Total project debt	$233	$247
Less: Current portion, includes $0 and $2 of unamortized discount, respectively)	(40)	(40)
Noncurrent project debt	$193	$207
TOTAL CONSOLIDATED DEBT	$2,263	$2,220
Less: Current debt	(46)	(45)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,217	$2,175

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
Effective April 10, 2015, we amended and restated Covanta Energy’s Credit Facilities. For additional information see Note 13. Subsequent Events.

Availability under Revolving Credit Facility
As of March 31, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of March 31, 2015	Outstanding Letters of Credit as of March 31, 2015	Availability as of March 31, 2015
Revolving Credit Facility	$1,000	2019	$194	$227	$579
During the three months ended March 31, 2015, we borrowed and repaid $167 million and $118 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of March 31, 2015, the Term Loan has mandatory amortization payments of $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid, in the case of the Revolving Credit Facility, which is based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the one-month LIBOR rate plus 1.00%. Eurodollar rate borrowings bear interest at the London Interbank Offered Rate, commonly referred to as “LIBOR”, or a comparable or successor rate, for the interest period selected by us. Base rate borrowings under the Revolving Credit Facility shall bear interest at the base rate plus an applicable margin ranging from 1.25% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility shall bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.125% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.375% to 0.50% on the unused amount of commitments under the Revolving Credit Facility. The Term Loan bears interest, at our option, at either (i) the base rate plus an applicable margin of 1.50%, or (ii) LIBOR plus an applicable margin of up to 2.50%, subject to a LIBOR floor of 0.75%.

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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2015.
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

Senior Notes and Tax-Exempt Bonds
For specific criteria related to redemption features of the following debt instruments, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

•	7.25% Senior Notes due 2020 (the "7.25% Notes")

•	6.375% Senior Notes due 2022 (the "6.375% Notes")

•	5.875% Senior Notes due 2024 (the "5.875% Notes")

•	4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
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
Also, in connection with the issuance of the 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes (the “Option Counterparties”) which we cash-settled for $83 million upon maturity of the 3.25% Notes and effectively offset our liability under the Cash Conversion Option.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of March 31, 2015, the weekly interest rate was 0.04%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

Equipment Financing Capital Leases Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the three months ended March 31, 2015, we borrowed an additional $9 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. As of March 31, 2015, the outstanding borrowings under the equipment financing capital leases have mandatory amortization payments remaining as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter
Annual Remaining Amortization	$4	$4	$4	$4	$4	$50

Dublin Project Financing
In 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Energy-from-Waste Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor.
For key commercial terms related to the Dublin Project financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn in 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of March 31, 2015, $55 million (€51 million) is included in both project debt and noncurrent restricted funds held in trust on our condensed consolidated balance sheet.
Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our equity investment into the project has been fully utilized. The instrument will have: (i) liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project. The Dublin Convertible Preferred is structured as a shareholder loan with the concurrent issuance of warrants.
Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled $3 million for the three months ended March 31, 2015. Interest expense paid on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.

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
We currently estimate that our ETR for the year ending December 31, 2015 will be approximately 77%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. During the three months ended March 31, 2015 and 2014 tax expense (benefit) on our loss before income tax and equity in net income from unconsolidated investments was $10 million and $(14) million, respectively. The ETR was approximately (33)% and 59% for the three months ended March 31, 2015 and 2014, respectively. The increase in tax expense and change in the effective tax rate primarily results from the impact of legal entity restructuring and changes in the mix of earnings.
Uncertain tax positions, exclusive of interest and penalties, were $133 million as of both March 31, 2015 and December 31, 2014. Included in the balance of unrecognized tax benefits as of March 31, 2015 are potential benefits of $133 million that, if recognized, would impact the effective tax rate. For both the three months ended March 31, 2015 and 2014, we recognized a net tax expense of less than $1 million for uncertain tax positions, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million for both periods ended March 31, 2015 and December 31, 2014. We continue to reflect tax related interest and penalties as part of the tax provision.
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
Reserves in the liability for uncertain tax positions may decrease by approximately $107 million in the next twelve months, primarily as a result of the final resolution of the IRS audit of our federal income tax returns for the years 2004 through 2009, including proposed adjustments to our 2008 tax return, which we challenged through the IRS’s administrative appeals process, as described below.
The IRS audited our tax returns for the years 2004 through 2009, a period which included both years in which NOLs generated in prior years were utilized and years in which losses giving rise to additional NOLs were reported. In connection with this audit, the IRS proposed certain adjustments to our 2008 tax return, which we do not believe were consistent with applicable rules, and we challenged these adjustments through the IRS's administrative appeals procedures. As a result of this process, we have reached an agreement with the IRS that would result in substantially all of the NOLs remaining available to offset consolidated taxable income. The proposed agreement is subject to documentation and approval, which is expected within the next twelve months.
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
We had consolidated federal NOLs estimated to be approximately $486 million for federal income tax purposes as of December 31, 2014, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2028 through December 31, 2033, if not used. In addition to the consolidated federal NOLs, as of December 31, 2014, we had state NOL carryforwards of approximately $561 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $58 million expiring between 2015 and 2033, federal tax credit carryforwards, including production tax credits of $56 million expiring between 2024 and 2034, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $63 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 8. SUPPLEMENTARY INFORMATION

Renewable Energy Credits
Renewable Energy Credits (“RECs”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total RECs amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations was $5 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $11 million and $15 million for the three months ended March 31, 2015 and 2014, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Construction costs	$11	$17
Other	—	1
Total other operating expenses	$11	$18
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2015 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Three Months Ended March 31, 2015	$7	$(2)
Remainder of 2015	$18	$(5)
2016	21	(6)
2017	14	(4)
2018	13	(2)
2019	13	(1)
Thereafter	225	—
Total	$304	$(18)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net write-off
During the three months ended March 31, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive loss before reclassifications	(3)	—	(4)	—	(7)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive loss	(3)	—	(4)	—	(7)
Balance March 31, 2014	$(3)	$2	$(9)	$1	$(9)

Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive loss before reclassifications	(13)	—	(7)	—	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive loss	(13)	—	(7)	—	(20)
Balance March 31, 2015	$(25)	$2	$(19)	$—	$(42)
NOTE 9. STOCK-BASED COMPENSATION
During the three months ended March 31, 2015, we awarded certain employees grants of 513,219 shares of restricted stock and 98,618 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2016, 2017, and 2018.
During the three months ended March 31, 2015, we awarded an additional 172,303 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
On March 5, 2015, we awarded 45,476 shares of restricted stock units pursuant to a separation agreement in connection with the departure of our former chief executive officer. We determined the service vesting condition of this restricted stock unit award to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $8 million and $4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in stock-based award compensation is due to expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the three months ended March 31, 2015.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2015
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 14	1.8
Restricted Stock Units	$ 6	3.0

NOTE 10. FINANCIAL INSTRUMENTS
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2015. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2015 and December 31, 2014:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2015	December 31, 2014
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$62	$86
Money market funds	1	5	5
Total cash and cash equivalents:		67	91
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	58	67
Money market funds	1	31	36
U.S. Treasury/Agency obligations (1)	1	5	2
State and municipal obligations	1	89	87
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	1	4
Total restricted funds held in trust:		184	196
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	2	1
Investments:
Mutual and bond funds (2)(3)	1	2	2
Derivative Asset — Energy Hedges	2	3	5
Total assets:		$258	$295
Liabilities:
Derivative Liability — Interest rate swaps	2	19	15
Liability — Contingent consideration related to acquisition	3	—	2
Total liabilities:		$19	$17

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2015		As of December 31, 2014
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (4)	$324	$324	$326	$326
Liabilities:
Long-term debt	$2,030	$2,108	$1,973	$2,039
Project debt	$233	$242	$247	$256

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Includes $22 million and $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as March 31, 2015 and December 31, 2014, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the effect of changes in fair value related to derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2015	2014
Note Hedge	Non-cash convertible debt related expense	$—	$1
Cash Conversion Option	Non-cash convertible debt related expense	—	(1)
Effect on income of derivative instruments not designated as hedging instruments		$—	$—

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
  For specific details related to the cash conversion option, note hedge and contingent interest features of the 3.25% Notes, refer to Note 6. Consolidated Debt above and Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Energy Price Risk
We have exposure to energy market risk, and therefore revenue fluctuations, at certain of our facilities. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. We have entered into agreements with various financial institutions to hedge approximately 1.3 million MWh, 1.1 million MWh, 0.5 million MWh and 0.1 million MWh of energy production from exposure to market risk for fiscal years 2015, 2016, 2017 and 2018 respectively. As of March 31, 2015, the fair value of the energy derivatives of $3 million, pre-tax, was recorded as a current asset and as a component of AOCI. As of March 31, 2015, the amount of hedge ineffectiveness was not material.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of Accumulated Other Comprehensive Income ("AOCI"). As of March 31, 2015, the fair value of the interest rate swap derivative of $19 million, pre-tax, was recorded as a noncurrent liability.

NOTE 12. COMMITMENTS AND CONTINGENCIES
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
Other Matters
Other commitments as of March 31, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$227	$14	$213
Letters of credit - other	69	6	63
Surety bonds	405	—	405
Total other commitments — net	$701	$20	$681
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
The surety bonds listed in the table above relate primarily to construction and performance obligations and support for other obligations, including closure requirements of various energy projects when such projects cease operating. Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to contingent interest, conversion or redemption features of the 5.875% Notes, 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended March 31, 2015 and 2014.
Dublin Energy-from-Waste Facility
In connection with the financing of the Dublin Energy-from-Waste facility, Covanta Energy has made commitments for funding and contingent support as follows: (1) initial equity contribution commitments to fund approximately €155 million of project and financing costs during construction (approximately €30 million of which was contributed prior to financial close); (2) lending commitments up to €25 million to fund working capital shortfalls in the project company during operations and; (3) up to €75 million commitment in the aggregate to provide support payments to the project company, under certain circumstances, in the event waste revenue falls below minimum levels (set far below anticipated levels). For additional information, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of March 31, 2015, we have approximately $65 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
New York City Waste Transport and Disposal Contract
In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of March 31, 2015, we have approximately $45 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Note 3. Business Development and Organic Growth.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 13. SUBSEQUENT EVENTS
Credit Facility Amendment
Effective April 10, 2015, we amended and restated Covanta Energy’s Credit Facilities.  The amendment and restatement:

•
modified certain terms relating to $950 million of the $1 billion Revolving Credit Facility; for these commitments we extended the termination date by one year to April 2020, reduced the applicable margin by 25 basis points, and reduced unused commitment fees payable on the Tranche A revolving commitment;

•
refinanced the existing $198 million Term Loan due 2019 with a new $200 million term loan due April 2020 with a lower applicable margin, no LIBOR floor and scheduled amortization payments of $1.25 million per quarter beginning June 2016;  and

•	reduced the letter of credit sublimit from $1 billion to $600 million and removed the excess cash flow sweep.
The terms of the $50 million remaining revolving commitments are consistent with previously-existing terms of the Revolving Credit Facility. All other material terms and conditions of the credit facilities remain unchanged. For additional information, see Note 6. Consolidated Debt.
We are currently assessing modification and extinguishment of debt considerations to determine the impact on both our existing deferred issuance costs as well as the new issuance costs incurred as part of this amendment to our Credit Facilities. At this time we are unable to estimate the impact and will record the outcome of the analysis in our second quarter of 2015 financial statements.
Long Beach EfW Facility
In April 2015, we extended our existing service fee agreement with the City of Long Beach, California through June 2024, on substantially the same terms as the existing agreement. The agreement will commence upon the expiration of the current agreement in December 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2015 and our results of operations for the three months ended March 31, 2015, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2014 (“Form 10-K”), to which the reader is directed for additional information.
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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually, representing approximately 5% of the solid waste generation in the United States. We operate and/or have ownership positions in 45 EfW facilities which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric) and 19 transfer stations. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business. We are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion. We hold equity interests in energy-from-waste facilities in China and Italy.
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

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following in 2015:
Business Development and Organic Growth

•	The Durham-York EfW Facility began processing waste in the first quarter of 2015 and is expected to be fully operational in the third quarter of 2015.

•
We began service for the Queens marine transfer station under our contract with New York City during the first quarter of 2015. For further information see Item. 1 Financial Statements - Note 3. Business Development and Organic Growth.

Cost Savings Initiatives
We continue to implement several initiatives to improve process efficiency and reduce ongoing expenses across our business. We are targeting cost savings that we expect to benefit Adjusted EBITDA by approximately $30 million in 2015. The initiatives can be categorized under two broad themes:
1. Reducing costs of goods and services.  This is driven by:

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

Business Outlook
In 2015 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, organic growth and acquisitions, and our ability to manage facility production and operating costs. Based upon current assumptions for market prices upon contract expirations, future contract transitions in the aggregate are expected to adversely impact our financial results; however, we expect that these impacts will be more than offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and increased special waste revenue, cost efficiencies expected under our cost savings initiatives and our new contracts such as New York City, Dublin and Pinellas County.
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

Furthermore, global demand and pricing of certain commodities, such as the scrap metals we recycle from our EfW facilities, can be materially affected by economic activity. In recent months, there has been a significant decrease in market pricing for metals which has negatively impacted our results. For further information refer to the pricing indices chart below.
At the same time, United States natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell that is not under fixed-price contracts. Energy markets tend to be affected by regional supply and demand, as well as national economic activity and regulations. During the first quarter of 2015, there has been a significant decrease in market pricing for natural gas and electricity, as compared to the same period last year, which has negatively impacted our results. For further information refer to the pricing indices chart below.
At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations where continued operations are not currently profitable. We will continue to consider this practice.
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Consumer Price Index (1)	(0.1%)	0.8%	1.5%
PJM Pricing (Electricity) (2)	$62.83	$35.38	$118.56
NE ISO Pricing (Electricity) (3)	$85.14	$40.90	$144.99
Henry Hub Pricing (Natural Gas) (4)	$2.87	$3.75	$5.06
#1 HMS Pricing (Ferrous Metals) (5)	$255	$322	$373

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2015, Q4 2014 and Q1 2014. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2015, Q4 2014 and Q1 2014. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)
Average price per MMBtu for Q1 2015, Q4 2014 and Q1 2014. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q1 2015, Q4 2014 and Q1 2014. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
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
Our EfW projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received, (2) the sale of electricity and/or steam and (3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate additional revenue from the construction, expansion or upgrade of a facility, when a municipal client owns the facility. Our customers for waste services or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial customers. Our facilities primarily sell electricity, either to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States) and in some cases, sell steam directly to industrial users.
We also operate, and in some cases have ownership interests in, transfer stations and landfills (primarily used for ash disposal rather than municipal solid waste) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal fees or operating fees.
We currently operate EfW projects in 16 states and two Canadian provinces, and are constructing an EfW project in Dublin, Ireland. Most of our EfW projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each contractual agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.

The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	18	6	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
For a discussion of the common features to these agreements, as well as important distinctions among them, see Item 1. Business in our Form 10-K.
We generated 83% of our waste and service revenues in the North America segment in 2014 under contracts at set rates, while 17% was generated at prevailing market prices. Our waste service and energy contracts expire at various times between 2015 and 2038. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the real estate to which a contract relates, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.
Over time, we will seek to renew, extend or sign new waste and service contracts and pursue opportunities with commercial customers and municipalities that are not necessarily stakeholders in our facilities in order to maintain a significant majority of our waste and service revenue (and EfW fuel supply) under multi-year contracts. For example, in 2013 we entered into a new agreement with New York City to accept waste from its marine transfer station system. We expect this waste will fill merchant capacity at our Niagara and Delaware Valley facilities. See discussion under Item 1. Financial Statements - Note 3. Business Development and Organic Growth.
To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Execution on Strategy discussion above and Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions in our Form 10-K for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. See Item 1A. Risk Factors - Our results of operations may be adversely affected by market conditions existing at the time our contracts expire in our Form 10-K for additional information.
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
Our 2015 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)	Full Year 2015E As of April 1, 2015
EfW
At Market	1.6
Contracted & Hedged	4.3
Total EfW	5.9
Biomass (b)
At Market	0.2
Contracted	0.3
Total Biomass	0.5
Total	6.4

(a) Covanta share only
(b) Additional 0.4 million MWh of Biomass energy is economically dispatched, but available to run
All of our recycled metal recovered is sold under short-term contracts based on prevailing market rates.
In conjunction with our EfW business, we also own and/or operate 19 transfer stations and four ash landfills in the northeast United States, which we utilize to supplement and more efficiently manage the waste supply and ash disposal requirements at our EfW operations.
With respect to our sustainable service offered in addition to our EfW services, we expect to enter into a range of short- and longer-term contractual arrangements, depending upon the service sought by customers.

CONSOLIDATED RESULTS OF OPERATIONS
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
The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Execution on Strategy and in Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions in our Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
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
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$246	$241	$246	$240	$5	$6
Recycled metals revenues	16	21	16	21	(5)	(5)
Energy revenues	112	120	104	111	(8)	(7)
Other operating revenues	9	19	8	19	(10)	(11)
Total operating revenues	383	401	374	391	(18)	(17)
OPERATING EXPENSES:
Plant operating expenses	289	282	282	273	7	9
Other operating expenses	11	18	10	18	(7)	(8)
General and administrative expenses	28	21	28	21	7	7
Depreciation and amortization expense	48	53	47	52	(5)	(5)
Net interest expense on project debt	2	3	2	3	(1)	(1)
Net write-off	—	9	—	9	(9)	(9)
Total operating expenses	378	386	369	376	(8)	(7)
Operating income	$5	$15	$5	$15	$(10)	$(10)

Plus: Net write-off	$—	$9	$—	$9
Operating income excluding Net write-off:	$5	$24	$5	$24	$(19)	$(19)
Operating Revenues
Waste and Service Revenues
For the three month comparative period, waste and service revenues on a consolidated and North America segment basis increased by $5 million and $6 million, respectively.
Waste and service revenues from EfW operations were flat year-over-year, impacted by the following:

•	same store revenues increased by $6 million, or 2.6%, driven by $2 million in price improvement, and $4 million due to higher volume;

•	waste processing revenue related to contract transitions decreased by $5 million;

•	revenue earned explicitly to service project debt decreased by $3 million; and

•	transaction activity increased by $2 million.
Waste and service revenue from non-EfW operations increased by $4 million primarily due to start-up of the New York City MTS contract and additional transfer stations.

Consolidated (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
Waste and service revenues unrelated to project debt	$242	$235	$7
Revenue earned explicitly to service project debt - principal	3	5	(2)
Revenue earned explicitly to service project debt - interest	1	1	—
Total waste and service revenue	$246	$241	5

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
Contracted	3.9	3.6	0.3
Uncontracted	0.7	0.8	(0.1)
Total Tons	4.6	4.4	0.2
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenues
For the three month comparative period, recycled metals revenues on both a consolidated and North America segment basis decreased by $5 million from EfW operations. The decrease was driven by $6 million from lower recycled metal pricing, partially offset by $1 million from higher volume of recovered metals, primarily as a result of the installation of new non-ferrous recovery systems.

	For the Quarters Ended
Recycled Metal Revenues (in millions):	2015	2014	2013
March 31,	$16	$21	$16
June 30,	—	25	17
September 30,	—	26	19
December 31,	—	21	21
Total for the Year Ended December 31,	N/A	$93	$73

	Three Months Ended March 31,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2015	2014	2015	2014
Ferrous Metal	$10	$15	76	77
Non-Ferrous Metal	6	6	7	6
Total	$16	$21

(1) Covanta share only.

Energy Revenues
For the three month comparative period, energy revenues on a consolidated basis decreased by $8 million.
Energy revenues from EfW operations were flat year-over-year, impacted by the following:

•	same store revenues decreased by $5 million from lower energy market prices and $2 million on lower energy production;

•	transactions contributed $1 million; and

•	contract transitions contributed $6 million primarily due to additional energy share.
Energy revenue from non-EfW operations decreased by $8 million, driven by $7 million decrease in revenue from our biomass operations and by $1 million in lower steam revenue from a facility in China.

Energy Sales Revenue and MWh by Contract Status and Facility Type (in millions):

	Three Months Ended March 31,
	2015			2014			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$13	0.27	18%	$17	0.20	14%
Contracted	59	0.73	49%	59	0.74	50%
Hedged	19	0.35	23%	15	0.33	23%
Total EfW	$91	1.35	90%	$91	1.27	87%	$—	0.08
Biomass
At Market	$4	0.05	3%	$13	0.13	9%
Contracted	7	0.07	5%	7	0.07	4%
Hedged	2	0.03	2%	—	—	—%
Total Biomass	$13	0.15	10%	$20	0.20	13%	$(7)	(0.05)
Total	$104	1.50	100%	$111	1.47	100%	$(7)	0.03

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decrease of $10 million in other operating revenues for the three month comparative period was primarily due to lower construction revenue.

Operating Expenses
Plant Operating Expenses
For the three month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $7 million and $9 million, respectively.
Plant operating expenses from EfW operations were flat year-over-year, impacted by the following:

•	total plant maintenance decreased by $3 million;

◦	a decrease of $11 million primarily due to timing of scheduled maintenance performed and cost savings initiatives;

◦
an increase of $8 million due to the adoption of the service concession arrangement accounting guidance. For further information, see Item 1. Financial Statements - Note 1. Organization and Basis of Presentation;

•	plant fuel costs decreased by $4 million;

•	plant operating expenses for contract transitions increased by $3 million; and

•	transactions increased plant operating expenses by $3 million.
Plant operating expenses from non-EfW operations in our North America segment increased by $9 million primarily due to additional transfer stations ($5 million) and the start-up of the New York City MTS contract.

North America segment (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
Plant Operating Expenses:
Plant maintenance (1)	$81	$83	$(2)
All other	201	190	11
Plant operating expenses	$282	$273	9

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $8 million for the three month comparative period, primarily due to lower construction expense ($7 million) for projects done on behalf of our municipal clients. For additional information, see Item 1. Financial Statements - Note 8. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses increased by $7 million for the three month comparative period, primarily due to additional expenses related to executive separation agreements, including the acceleration of the expense of certain stock-based compensation, partially offset by costs incurred in 2014 to implement our cost savings initiatives.
Net Write-off
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. We were notified in April 2014 that we would not receive an extension of this contract, therefore, during the three months ended March 31, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset that was recorded upon acquisition in 2009.
Operating Income
Excluding the net write-offs discussed above, operating income decreased by $19 million on a consolidated and North America segment basis for the three month comparative period. The decrease is primarily due to lower construction profit and lower energy and recycled metal revenues (driven by lower market prices) and higher general and administrative expenses (primarily related to executive separation agreements), partially offset by increased waste and service revenues.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended March 31, 2015 and 2014
Other Expenses:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
	(In millions)
Other expenses:
Interest expense	$33	$29	$4
Non-cash convertible debt related expense	—	8	(8)
Loss on extinguishment of debt	—	2	(2)
Other expense, net	2	—	2
Total other expenses	$35	$39	(4)
During the three months ended March 31, 2014, we incurred approximately $2 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during that period.

Income Tax (Expense) Benefit:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(10)	$14	$24

Effective income tax rate	(33)%	59%	N/A
The change in the effective tax rate primarily results from the impact of legal entity restructuring and changes in the mix of earnings. We currently estimate that our ETR for the year ending December 31, 2015 will be approximately 77%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 7. Income Taxes.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2015	2014	2015 vs 2014
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Loss Attributable to Covanta Holding Corporation	$(37)	$(9)	$(28)

Loss per share attributable to Covanta Holding Corporation:
Weighted Average Common Shares Outstanding:
Basic	132	129	3
Diluted	132	129	3
Loss Per Share:
Basic	$(0.28)	$(0.07)	$(0.21)
Diluted	$(0.28)	$(0.07)	$(0.21)
Cash Dividend Declared Per Share (1)	$0.25	$0.18	$0.07

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2015 and 2014, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Diluted Loss Per Share	$(0.28)	$(0.07)
Reconciling Items (1)	0.15	0.04
Adjusted EPS	$(0.13)	$(0.03)

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2015	2014
Operating loss related to insurance subsidiaries	$—	$1
Net write-off (1)	—	9
Severance and reorganization costs (2)	2	1
Non-cash compensation expense (2)	4	—
Loss on extinguishment of debt	—	2
Effect of foreign exchange gain on indebtedness	2	(1)
Total reconciling items, pre-tax	8	12
Pro forma income tax impact	(3)	(6)
Legal entity restructuring charge	15	—
Total reconciling items, net of tax	$20	$6

Diluted Earnings Per Share Impact	$0.15	$0.04
Weighted Average Diluted Shares Outstanding	132	129

(1)	During the three months ended March 31, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009.

(2)	For the three months ended March 31, 2015, comprised of costs incurred in connection with separation agreements related to the departure of two executive officers.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2015. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2015 and 2014, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2015	2014
Net Loss Attributable to Covanta Holding Corporation	$(37)	$(9)
Operating loss related to insurance subsidiaries	—	1
Depreciation and amortization expense	48	53

Debt service:
Net interest expense on project debt	2	3
Interest expense	33	29
Non-cash convertible debt related expense	—	8
Subtotal debt service	35	40

Income tax expense (benefit)	10	(14)
Net write-off (1)	—	9
Loss on extinguishment of debt	—	2

Other adjustments:
Debt service billing in excess of revenue recognized	1	—
Severance and reorganization costs (1)	2	1
Non-cash compensation expense (2)	8	4
Capital type expenditures at service fee operated facilities (3)	8	—
Other non-cash item (4)	4	—
Subtotal other adjustments	23	5
Total adjustments	116	96
Adjusted EBITDA	$79	$87

(1)	See Adjusted EPS above.

(2)	Includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers during the three months ended March 31, 2015.

(3)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements in order to provide comparability to prior period results. These type of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015.

(4)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2015	2014
Cash flow provided by operating activities from continuing operations	$42	$102
Cash flow used in operating activities from insurance subsidiaries	—	1
Debt service	35	40

Change in working capital	(16)	(43)
Change in restricted funds held in trust	(1)	—
Non-cash convertible debt related expense	—	(8)
Equity in net income from unconsolidated investments	3	1
Dividends from unconsolidated investments	(1)	—
Current tax provision	—	(6)
Capital type expenditures at service fee operated facilities (1)	8	—
Other	9	—
Sub-total:	2	(56)
Adjusted EBITDA	$79	$87

(1)	See Adjusted EBITDA above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our Revolving Credit Facility, which we believe will collectively allow us to meet our liquidity needs.
As of March 31, 2015, Covanta Energy had $1.2 billion in credit facilities, which include a $1.0 billion Revolving Credit Facility which expires in 2019. See Credit Facilities discussion above for information on restatements and amendments effective April 10, 2015.
As of March 31, 2015, our available liquidity was as follows (in millions):

As of March 31, 2015
Unrestricted Cash and Cash Equivalents	$67
Borrowings available under Revolving Credit Facility	579
Total available liquidity	$646
In addition, as of March 31, 2015, we had restricted cash of $184 million, of which $77 million was designated for future payment of project debt principal.
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

2015 Dividends
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Regular cash dividend
Declared	$33	$24
Per Share	$0.25	$0.18

Sources and Uses of Cash Flow from Continuing Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase (Decrease) 2015 vs 2014
	2015	2014
	(Unaudited, in millions)
Net cash provided by operating activities	$42	$102	$(60)
Net cash used in investing activities	(83)	(73)	10
Net cash provided by financing activities	20	163	(143)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	2
Net (decrease) increase in cash and cash equivalents	$(24)	$191	(215)
Net cash provided by operating activities from continuing operations for the three months ended March 31, 2015 was $42 million, a decrease of $60 million from the prior year period. The decrease was primarily due to operating performance and a decrease in cash flows from working capital as compared to the prior year.
Net cash used in investing activities from continuing operations for the three months ended March 31, 2015 was $83 million, a net increase of $10 million from the prior year period. The increase was primarily due to higher outflows for the purchase of property, plant and equipment of $14 million, primarily related to construction of the Dublin waste-to-energy facility.
Net cash provided by financing activities from continuing operations for the three months ended March 31, 2015 was $20 million, a net decrease of $143 million from the prior period. The net decrease was primarily driven by proceeds of $400 million from the issuance of the 5.875% Senior Notes, offset by a voluntary payment of the Term Loan of $95 million in the prior period, an increase in the dividend payment of $11 million, offset by an increase in proceeds from borrowings on the Revolving Credit Facility of $162 million.
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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, excluding the cash flow provided by or used in our insurance subsidiaries, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2015 and 2014, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2015	2014
Cash flow provided by operating activities from continuing operations	$42	$102
Plus: Cash flow used in operating activities from insurance activities	—	1
Less: Maintenance capital expenditures (1)	(26)	(36)
Free Cash Flow	$16	$67

Weighted Average Diluted Shares Outstanding	132	129

Uses of Free Cash Flow
Investments:
Growth investments (2)	$(60)	$(36)
Other investing activities, net (3)	3	(1)
Total investments	$(57)	$(37)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(22)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$—	$393
Net proceeds from equipment financing lease (5)	9	—
Other financing activities, net	6	7
Net proceeds from capital raising activities	$15	$400

Debt repayments:
Net cash used for scheduled principal payments on project debt (6)	(7)	(7)
Voluntary prepayment of corporate debt	—	(95)
Payment of equipment financing capital lease (5)	(1)	—
Deferred financing costs	(3)	(3)
Total debt repayments	$(11)	$(105)

Borrowing activities - Revolving credit facility, net	$49	$(110)

Effect of exchange rate changes on cash and cash equivalents	$(3)	$(1)
Net change in cash and cash equivalents	$(24)	$192

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2015	2014
Maintenance capital expenditures	$(26)	$(36)

Capital expenditures associated with organic growth initiatives	(16)	(8)
Capital expenditures associated with the New York City contract	(13)	(28)
Capital expenditures associated with construction of Dublin EfW facility	(31)	—
Total capital expenditures associated with organic growth initiatives, New York City contract and Dublin EfW facility	(60)	(36)
Total purchases of property, plant and equipment	$(86)	$(72)

(2) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended March 31,
	2015	2014
Capital expenditures associated with organic growth initiatives	$(16)	$(8)
Capital expenditures associated with the New York City contract	(13)	(28)
Investments in connection with the Dublin EfW facility	(31)	—
Total growth investments	$(60)	$(36)
(3) Other investing activities include changes in restricted funds held in trust for project development and net payments from the purchase/sale of investment securities.
(4) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds from borrowings on long-term debt	$—	$400
Less: Financing costs related to issuance of long-term debt	—	(7)
Net proceeds from issuance of corporate debt	$—	$393

(5)	During the three months ended March 31, 2015, we financed $9 million for equipment related to our New York City contract.

(6)	Calculated as follows:

	Three Months Ended March 31,
	2015	2014
Total scheduled principal payments on project debt	$(10)	$(9)
Decrease in related restricted funds held in trust	3	2
Net cash used for principal payments on project debt	$(7)	$(7)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2015, we had unrestricted cash and cash equivalents of $67 million. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations. A substantial majority of our cash held outside the United States is denominated in US dollars.

	As of
	March 31, 2015	December 31, 2014
	(in millions)
Domestic	$11	$18
International	56	73
Total Cash and Cash Equivalents	$67	$91
Credit Facilities
Our subsidiary, Covanta Energy, has senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring in 2019 (the “Revolving Credit Facility”) and a $198 million term loan due in 2019 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

Effective April 10, 2015, we amended and restated Covanta Energy’s Credit Facilities.  The amendment and restatement:

•
modified certain terms relating to $950 million of the $1 billion Revolving Credit Facility; for these commitments we extended the termination date by one year to April 2020, reduced the applicable margin by 25 basis points, and reduced unused commitment fees payable on the Tranche A revolving commitment;

•
refinanced the existing $198 million Term Loan due 2019 with a new $200 million term loan due April 2020 with a lower applicable margin, no LIBOR floor and scheduled amortization payments of $1.25 million per quarter beginning June 2016;  and

•	reduced the letter of credit sublimit from $1 billion to $600 million and removed the excess cash flow sweep.
The terms of the $50 million remaining revolving commitments are consistent with previously-existing terms of the Revolving Credit Facility. All other material terms and conditions of the credit facilities remain unchanged.
The Revolving Credit Facility is available for the issuance of letters of credit up to the full amount of the facility, provides for a $50 million sublimit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.
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

Availability under Revolving Credit Facility
As of March 31, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring	Direct Borrowings as of March 31, 2015	Outstanding Letters of Credit as of March 31, 2015	Availability as of March 31, 2015
Revolving Credit Facility	$1,000	2019	$194	$227	$579
During the three months ended March 31, 2015, we borrowed and repaid $167 million and $118 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of March 31, 2015, the Term Loan has mandatory amortization payments of $2 million in each of the years 2015 to 2018 and $190 million in 2019. The Credit Facilities are pre-payable at our option at any time.
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
For a detailed description of the terms of the Credit Facilities, see Item. 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt in our Form 10-K.
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

Guarantees and Security
The Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the Credit Facilities agreed to secure all of the obligations under the Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations, a pledge of substantially all of the capital stock of each of our domestic subsidiaries, and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 6. Consolidated Debt. As of March 31, 2015, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

For additional information on the calculation of Adjusted EBITDA, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of March 31, 2015		As of December 31, 2014
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$194	$194	$145	$145
Term Loan due 2019	198	197	198	197
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	400	400
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	369	369	369	369
3.48% - 4.52% Equipment Leases due 2024 - 2026	70	70	62	62
Total corporate debt (including current portion)	$2,031	$2,030	$1,974	$1,973

Project Debt:
Domestic project debt - service fee facilities	$129	$130	$135	$136
Domestic project debt - tip fee facilities	29	29	29	29
Dublin Junior Term Loan due 2022	55	55	61	60
China project debt	19	19	22	22
Total project debt (including current portion)	$232	$233	$247	$247

Total Debt Outstanding	$2,263	$2,263	$2,221	$2,220

As of March 31, 2015, the maturities of debt, excluding premiums are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$194	$—	$194
Term Loan	2	2	2	2	190	—	198
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	369	369
Equipment Capital Leases	4	4	4	4	4	50	70
Project Debt	32	17	19	22	17	125	232
Total	$38	$23	$25	$28	$405	$1,744	$2,263

Long-Term Debt
Senior Notes and Tax-Exempt Bonds
For specific criteria related to redemption features of the following debt instruments, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

•	7.25% Senior Notes due 2020 (the "7.25% Notes")

•	6.375% Senior Notes due 2022 (the "6.375% Notes")

•	5.875% Senior Notes due 2024 (the "5.875% Notes")

•	4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds")
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of March 31, 2015, the weekly interest rate was 0.04%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Equipment Financing Capital Leases
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the three months ended March 31, 2015, we borrowed an additional $9 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%.
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
For key commercial terms related of the Dublin Project Financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn in 2016 and 2017 to fund remaining construction costs after our equity investment into the project (estimated at approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of March 31, 2015, $55 million (€51 million) is included in both project debt and noncurrent restricted funds held in trust on our condensed consolidated balance sheet.

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred is expected to be drawn to fund construction costs in 2015 after our equity investment into the project has been fully utilized. The instrument will have: (i) liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project. The Dublin Convertible Preferred is structured as a shareholder loan with the concurrent issuance of warrants.
Financing Costs and Capitalized Interest
During the three months ended March 31, 2015, financing costs related to the Dublin project financing totaled approximately $3 million. Interest expense paid on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.
Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of March 31, 2015, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
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

	As of March 31, 2015		As of December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$69	$8	$78	$8
Debt service funds - interest	1	—	2	—
Total debt service funds	70	8	80	8
Revenue funds	1	—	2	—
Other funds	23	82	23	83
Total	$94	$90	$105	$91
Of the $184 million in total restricted funds as of March 31, 2015, approximately $77 million was designated for future payment of project debt principal.
Capital Requirements
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2014. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

Other Commitments and Factors Affecting Liquidity
Other commitments as of March 31, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$227	$14	$213
Letters of credit - other	69	6	63
Surety bonds	405	—	405
Total other commitments — net	$701	$20	$681
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
The surety bonds listed in the table above relate primarily to construction and performance obligations and support for other obligations, including closure requirements of various energy projects when such projects cease operating. Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to contingent interest, conversion or redemption features of the 5.875% Notes, 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt in our Form 10-K.
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
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of March 31, 2015, we have approximately $65 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions in our Form 10-K.
New York City Waste Transport and Disposal Contract
In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of March 31, 2015, we have approximately $45 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Item 1. Financial Statements — Note 3. Business Development and Organic Growth.
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
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 1. Organization and Basis of Accounting - Change in Accounting Principle and Note. 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2015 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

There have been no material changes during the three months ended March 31, 2015 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2015. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES FOR THE QUARTER ENDED MARCH 31, 2015

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

January 1 - January 31	—	$—	—	$116
February 1 - February 28	3,018	$21.09	—	$116
March 1 - March 31	236,477	$21.84	—	$116
Total	239,495	$21.83	—
(1)During the quarter ended March 31, 2015, the Company withheld 239,495 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.
(2)We increased the current share repurchase authorization to $150 million as of December 31, 2012. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.

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
Date: April 23, 2015