Form 10-Q
period 2015-06-30
COVANTA HOLDING CORP
filed 2015-07-29
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 17, 2015
Common Stock, $0.10 par value	133,176,682

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUES:
Waste and service revenues	$276	$267	$522	$508
Recycled metals revenues	17	25	33	46
Energy revenues	99	110	211	230
Other operating revenues	16	30	25	49
Total operating revenues	408	432	791	833
OPERATING EXPENSES:
Plant operating expenses	300	268	589	550
Other operating expenses	26	29	37	47
General and administrative expenses	23	26	51	47
Depreciation and amortization expense	50	53	98	106
Net interest expense on project debt	5	2	7	5
Net write-offs	24	7	24	16
Total operating expenses	428	385	806	771
Operating (loss) income	(20)	47	(15)	62
Other expenses:
Interest expense	(28)	(33)	(61)	(62)
Non-cash convertible debt related expense	—	(5)	—	(13)
Loss on extinguishment of debt	(2)	—	(2)	(2)
Other expense, net	1	—	(1)	—
Total other expenses	(29)	(38)	(64)	(77)
(Loss) income before income tax benefit (expense) and equity in net income from unconsolidated investments	(49)	9	(79)	(15)
Income tax benefit (expense)	40	(6)	30	8
Equity in net income from unconsolidated investments	3	2	6	3
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(6)	$5	$(43)	$(4)

Weighted Average Common Shares Outstanding:
Basic	132	130	132	129
Diluted	132	131	132	129

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.05)	$0.04	$(0.33)	$(0.03)
Diluted	$(0.05)	$0.04	$(0.33)	$(0.03)

Cash Dividend Declared Per Share:	$0.25	$0.18	$0.50	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In millions)
Net (loss) income attributable to Covanta Holding Corporation	$(6)	$5	$(43)	$(4)
Foreign currency translation	4	1	(9)	(2)
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $3, $(1), 2 and $(3), respectively	13	(1)	6	(5)
Net unrealized gain on available for sale securities, net of tax expense of $0 for all periods presented	—	1	—	1
Other comprehensive income (loss) attributable to Covanta Holding Corporation	17	1	(3)	(6)
Comprehensive income (loss) attributable to Covanta Holding Corporation	$11	$6	$(46)	$(10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$66	$84
Restricted funds held in trust	101	105
Receivables (less allowances of $7 and $6, respectively)	327	299
Deferred income taxes	53	29
Prepaid expenses and other current assets	100	102
Assets held for sale	99	96
Total Current Assets	746	715
Property, plant and equipment, net	2,591	2,606
Restricted funds held in trust	99	91
Waste, service and energy contracts, net	299	314
Other intangible assets, net	35	17
Goodwill	293	274
Investments in investees and joint ventures	12	13
Other assets	182	176
Total Assets	$4,257	$4,206
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$5	$5
Current portion of project debt	35	35
Accounts payable	63	33
Accrued expenses and other current liabilities	249	306
Liabilities held for sale	25	26
Total Current Liabilities	377	405
Long-term debt	2,189	1,968
Project debt	192	190
Deferred income taxes	720	743
Waste and service contracts, net	16	19
Other liabilities	133	97
Total Liabilities	3,627	3,422
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 133 and 133 shares, respectively)	14	14
Additional paid-in capital	808	805
Accumulated other comprehensive loss	(25)	(22)
Accumulated deficit	(169)	(15)
Total Covanta Holding Corporation stockholders equity	628	782
Noncontrolling interests in subsidiaries	2	2
Total Equity	630	784
Total Liabilities and Equity	$4,257	$4,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(43)	$(4)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	98	106
Amortization of long-term debt deferred financing costs	4	4
Net write-off	24	16
Loss on extinguishment of debt	2	2
Non-cash convertible debt related expense	—	13
Stock-based compensation expense	11	8
Equity in net income from unconsolidated investments	(6)	(3)
Dividends from unconsolidated investments	1	10
Deferred income taxes	(22)	(3)
Other, net	(1)	1
Change in restricted funds held in trust	(1)	1
Change in working capital	(36)	(8)
Total adjustments for continuing operations	74	147
Net cash provided by operating activities from continuing operations	31	143
Net cash provided by operating activities from discontinued operations	—	—
Net cash provided by operating activities	31	143
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	—	4
Purchase of investment securities	—	(2)
Purchase of property, plant and equipment	(195)	(115)
Change in restricted funds held in trust	(11)	—
Acquisition of business, net of cash acquired	(48)	—
Other, net	—	(1)
Net cash used in investing activities from continuing operations	(254)	(114)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(254)	(114)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	165	400
Proceeds from borrowings on revolving credit facility	492	391
Proceeds from equipment financing capital lease	15	—
Proceeds from borrowings on project debt	59	—
Proceeds from borrowings on Dublin Convertible Preferred	45	—
Proceeds from settlement of Note Hedge	—	83
Payments related to Cash Conversion Option	—	(83)
Principal payments on long-term debt	(163)	(556)
Payments of borrowings on revolving credit facility	(286)	(221)
Payment of equipment financing capital lease	(2)	—
Principal payments on project debt	(57)	(18)
Payment of deferred financing costs	(6)	(10)
Cash dividends paid to stockholders	(66)	(45)
Change in restricted funds held in trust	5	1
Other, net	5	5
Net cash provided by financing activities from continuing operations	206	(53)
Net cash used in financing activities from discontinued operations	—	(2)
Net cash provided by financing activities	206	(55)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net (decrease) in cash and cash equivalents	(20)	(27)
Cash and cash equivalents at beginning of period	91	200
Cash and cash equivalents at end of period	71	173
Less: Cash and cash equivalents of discontinued operations and assets held for sale at end of period	5	12
Cash and cash equivalents of continuing operations at end of period	$66	$161

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
Reclassification
During the quarter ended June 30, 2015, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
Correction of an Error
During the year ended December 31, 2014, we identified errors associated with partnership tax basis accounting from acquisitions completed in prior years. Consequently, we have corrected the aforementioned errors and other insignificant tax related errors for the prior periods presented by restating the condensed consolidated financial statements and other information included herein. As disclosed in the our Form 10-K, we have restated our quarterly unaudited financial data which resulted in a decrease in previously reported income tax expense of $4 million, an increase in previously reported net income attributable to Covanta Holding Corporation of $4 million and an increase in previously reported earnings per share of $0.04 for both the three and six months ended June 30, 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Change in Estimate
Revenues under our Durham York construction contract are recognized using the percentage-of-completion method, measured by the cost-to-cost method. We evaluate the estimate of our total construction costs for the contract throughout the life of the project and make revisions to our estimated costs as necessary. During the three months ended June 30, 2015, we reduced our overall profit estimate related to this construction project by approximately $12 million and we now expect an overall loss on the construction project.
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
The adoption of this guidance had the following effect on our condensed consolidated statement of operations (in millions, except per share amounts):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Increase (Decrease)
Plant operating expenses	$14	$22
Depreciation and amortization	$(5)	$(10)
Income tax benefit	$4	$5
Net loss attributable to Covanta Holding Corporation	$5	$7
Basic and Diluted loss per share	$0.04	$0.05
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
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. We are required to adopt this standard in the first quarter of fiscal 2016 on a retrospective basis and early adoption is permitted. We plan to adopt this standard in the first quarter of 2016. As of June 30, 2015, debt issuance costs included in current assets and noncurrent assets on our condensed consolidated balance sheet totaled $5 million and $49 million respectively, which, upon adoption of this guidance, would be reclassified against the corresponding carrying amount of our long-term debt and project debt.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In November 2014, the FASB issued updated guidance related to derivatives and hedging, specifically, to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The amendment clarifies how an entity should apply current standards to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The amendments in this update are to be applied on a modified retrospective basis and are required to be adopted in the first quarter of fiscal 2016 and early adoption is permitted. There will be no impact to our condensed consolidated financial statements as a result of adopting this guidance.
In May 2014, the FASB issued amended guidance for recognizing revenue which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of this update is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Further, the guidance requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB delayed the effective date of this standard. We are now required to adopt this standard in the first quarter of fiscal 2018. Early adoption is permitted beginning with the original effective date in the first quarter of 2017. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
NOTE 3. GROWTH AND CONTRACT TRANSACTIONS
New Business / Assets
Advanced Waste Services Acquisition
In May 2015, we acquired Advanced Waste Services, Inc. ("AWS"), an environmental services firm headquartered in Milwaukee, Wisconsin for $48 million. AWS specializes in non-hazardous waste collection, transportation, disposal and on-site cleaning services for commercial and manufacturing clients located throughout the Midwestern United States. The purchase price allocation includes $8 million of property, plant & equipment, $19 million of intangible assets, $6 million of current assets and $4 million of current liabilities with the remaining $19 million recognized as goodwill. The intangible assets consist primarily of customer relationships which will be amortized over a useful life of 15 years.
The acquisition of AWS expands our presence in the environmental services sector and allows us to drive non-hazardous industrial waste volumes into our EfW facilities.  The business is highly synergistic with our existing special waste business and offers us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients.
This acquisition is not material to our condensed consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in the first quarter of 2015 in a ramp up phase, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, with options for New York City to extend the term for two additional five-year periods. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. During the six months ended June 30, 2015 and for the twelve months ended December 31, 2014 and December 31, 2013, we invested $19 million, $59 million, $23 million, respectively, in property, plant and equipment relating to this contract.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Existing Assets
Long Beach Energy-from-Waste Facility
In April 2015, we extended our existing service fee agreement with the City of Long Beach, California through June 2024, on substantially the same terms as the existing agreement. The agreement will commence upon the expiration of the current agreement in December 2018.
Durham-York Energy-from-Waste Facility
We are constructing a municipally-owned 140,000 tonne-per-year EfW facility located in the Durham Region of Canada. The facility began processing waste in the first quarter of 2015 and is expected to be fully operational in the first quarter of 2016, after which we will operate the facility under a 20 year service fee contract.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. Capital expenditures related to these improvements totaled approximately $13 million and $17 million during the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
NOTE 4. ASSETS HELD FOR SALE
China Investments
Our interests in China include an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities.
In July 2015, we entered into an agreement to exchange the aforementioned ownership interests for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90% percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million. The transactions are subject to Chinese government approvals, which we believe are probable in obtaining, and are expected to be completed in late 2015 through the first quarter of 2016. We expect to recognize a gain on sale as a result of these transactions, however the amount is not currently determinable since it may fluctuate based on operations through the date of the transactions.
During the second quarter of 2015, we determined the assets and liabilities associated with our interests in China met the criteria for classification as Assets Held for Sale, but did not meet the criteria for classification as Discontinued Operations. In making this determination, we evaluated our consolidated subsidiary, Taixing, as well as our Sanfeng and Chengdu equity method investments as a single disposal group under the applicable accounting guidance. The assets and liabilities associated with these businesses are presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale.” The prior year period presented in our condensed consolidated balance sheet and related information in the accompanying notes have been reclassified to reflect the Assets Held for Sale presentation. The following table sets forth the assets and liabilities classified as Assets Held for Sale in the condensed consolidated balance sheets as of the periods indicated (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	As of
	June 30, 2015	December 31, 2014
Cash and cash equivalents	$5	$7
Receivables	4	3
Prepaid expenses and other current assets	3	2
Property, plant and equipment, net	48	47
Investments in investees and joint ventures	35	33
Other noncurrent assets	4	4
Assets held for sale	$99	$96
Current portion of project debt	$3	$5
Accounts payable	1	1
Accrued expenses and other	5	4
Project debt	16	16
Liabilities held for sale	$25	$26

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to Covanta Holding Corporation	$(6)	$5	$(43)	$(4)

Basic income (loss) per share:
Weighted average basic common shares outstanding	132	130	132	129
Basic income (loss) per share	$(0.05)	$0.04	$(0.33)	$(0.03)

Diluted income (loss) per share:
Weighted average basic common shares outstanding	132	130	132	129
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—
Dilutive effect of restricted stock units	—	1	—	—
Dilutive effect of convertible securities	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted average diluted common shares outstanding	132	131	132	129
Diluted income (loss) per share	$(0.05)	$0.04	$(0.33)	$(0.03)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	—	2	—	2
Restricted stock	—	—	—	1
Restricted stock units	1	—	1	—
Warrants	—	30	—	30
Equity
During the six months ended June 30, 2015, we granted awards of 567,603 shares of restricted stock and 320,369 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the six months ended June 30, 2015, we withheld 239,495 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash dividend
Declared	$34	$24	$67	$48
Per Share	$0.25	$0.18	$0.50	$0.36

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended June 30, 2015
Operating revenues	$399	$9	$408
Depreciation and amortization expense	48	2	50
Net write-offs	24	—	24
Operating loss	(14)	(6)	(20)

Three Months Ended June 30, 2014
Operating revenues	$420	$12	$432
Depreciation and amortization expense	52	1	53
Net write-offs	7	—	7
Operating income	47	—	47

	North America	All Other (1)	Total
Six Months Ended June 30, 2015
Operating revenues	$773	$18	$791
Depreciation and amortization expense	95	3	98
Net write-offs	24	—	24
Operating loss	(9)	(6)	(15)

Six Months Ended June 30, 2014
Operating revenues	$811	$22	$833
Depreciation and amortization expense	104	2	106
Net write-offs	16	—	16
Operating income	62	—	62

(1)
For the three and six months ended June 30, 2015, All Other is comprised of the financial results of our international assets. For the three and six months ended June 30, 2014, All Other is comprised of the financial results of our international assets and our insurance subsidiaries’ operations. Our insurance business was sold in the fourth quarter of 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 7. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	June 30, 2015	December 31, 2014
LONG-TERM DEBT:
Revolving Credit Facility	$351	$145
Term Loan	$200	$198
Debt discount related to Term Loan	(1)	(1)
Term Loan, net	199	197
Credit Facilities Sub-total	$550	$342
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
Senior Notes Sub-total	$1,200	$1,200
4.00% - 5.25% Tax-Exempt Bonds due 2024 through 2042	$335	$335
Variable Rate Tax-Exempt Bonds due 2043	34	34
Tax-Exempt Bonds Sub-total	$369	$369
3.48% - 4.52% Equipment Financing Capital Leases due 2024 through 2027	$75	$62
Total long-term debt	$2,194	$1,973
Less: current portion	(5)	(5)
Noncurrent long-term debt	$2,189	$1,968
PROJECT DEBT:
North America project debt:
1.75% - 6.45% project debt related to Service Fee structures due 2015 through 2035	$136	$135
5.248% - 6.20% project debt related to Tip Fee structures due 2019 through 2020	29	29
Unamortized debt premium, net	5	1
Total North America project debt	$170	$165
Other project debt:
Dublin Junior Term Loan due 2022	$57	$61
Debt discount related to Dublin Junior Term Loan	—	(1)
Dublin Junior Term Loan, net	$57	$60
Total Other project debt	$57	$60
Total project debt	$227	$225
Less: Current portion, includes $1 of net unamortized premium and $2 of unamortized discount, respectively)	(35)	(35)
Noncurrent project debt	$192	$190
TOTAL CONSOLIDATED DEBT	$2,421	$2,198
Less: Current debt	(40)	(40)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,381	$2,158

Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $200 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Effective April 10, 2015, we amended and restated Covanta Energy’s Credit Facilities. The amendment and restatement:

•	bifurcated the revolving credit facility into a $950 million commitment due 2020 ("Tranche A") and a $50 million commitment due 2019 (“Tranche B”);

•	reduced the Tranche A applicable margin by 25 basis points, and reduced certain commitment fees payable on unused amounts;

•
refinanced the previous $198 million Term Loan due 2019 with a new $200 million term loan due April 2020 with a lower applicable margin, no LIBOR floor and scheduled amortization payments of $1.25 million per quarter beginning June 2016; and

•	reduced the letter of credit sublimit from $1 billion to $600 million and removed the excess cash flow sweep.
The terms of Tranche B commitment are consistent with the previously-existing terms of the Revolving Credit Facility. We incurred approximately $3 million in new financing costs related to this amendment which will be deferred and amortized over the remaining term of the Credit Facilities.
The Revolving Credit Facility is available for the issuance of letters of credit of up to $600 million, provides for a $50 million sub-limit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.
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
Availability under Revolving Credit Facility
As of June 30, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of June 30, 2015	Outstanding Letters of Credit as of June 30, 2015	Availability as of June 30, 2015
Revolving Credit Facility	$1,000	2020	$351	$226	$423
(1) The Tranche B commitment expires in March 2019.
During the six months ended June 30, 2015, we borrowed and repaid $492 million and $286 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of June 30, 2015, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent publicly announces from time to time as its per annum “prime rate” or (iii) the London Interbank Offered Rate (“LIBOR”), or a comparable or successor rate, plus 1.00%. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 0.75% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.15% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.30% to 0.50% on the unused amount of commitments under the Revolving Credit Facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Base rate borrowings under the Term Loan bear interest at the base rate plus an applicable margin ranging from 0.75% to 1.00%. Eurodollar borrowings under the Term Loan bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.00%.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2015.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of June 30, 2015, the weekly interest rate was 0.10%.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and various intermodal equipment related to our New York City contract. During the six months ended June 30, 2015, we borrowed an additional $15 million under these arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. As of June 30, 2015, the outstanding borrowings under the equipment financing capital leases have mandatory amortization payments remaining as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter
Annual Remaining Amortization	$2	$4	$4	$5	$5	$55
Dublin Project Financing
In 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Energy-from-Waste Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. Our initial equity investment into the project (totaling approximately €125 million) was fully utilized in the second quarter.
For key commercial terms related to the Dublin Project financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Dublin Convertible Preferred
During the three months ended June 30, 2015, $45 million (€41 million) of the €75 million Dublin Convertible Preferred was drawn upon to begin funding construction after our equity investment into the project had been fully utilized. The Dublin Convertible Preferred is included in other noncurrent liabilities in our condensed consolidated balance sheet.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of June 30, 2015, $57 million (€51 million) is included in project debt and $56 million (€50 million) is included in current restricted funds held in trust on our condensed consolidated balance sheet.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn initially in 2015 and then periodically through 2017 to fund remaining construction costs after the Dublin Junior Term Loan has been fully utilized.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled $5 million for the six months ended June 30, 2015. These costs will be amortized to interest expense using the effective interest method over the terms of the Dublin project financing. A portion of the interest expense on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.

Loss on Extinguishment of Debt
During both the six months ended June 30, 2015 and 2014, we incurred approximately $2 million, pre-tax, of loss on extinguishment of debt expense comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods.
PROJECT DEBT
On April 30, 2015, in connection with a long-term service fee contract extension, one of our client communities refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million in transaction costs which will be deferred and amortized over the term of the bonds. The bonds bear interest from 1.75% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035. Consistent with other service fee projects we own and which have project debt in place, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.
The maturities of long-term project debt as of June 30, 2015 are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$32	$8	$17	$19	$14	$132	$222	$(34)	$188
Premium	1	1	—	—	—	3	5	(1)	4
Total	$33	$9	$17	$19	$14	$135	$227	$(35)	$192

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
We currently estimate that our ETR for the year ending December 31, 2015 will be approximately 85%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. During six months ended June 30, 2015 and 2014 the tax benefit on our loss before income tax and equity in net income from unconsolidated investments totaled $30 million and $8 million, respectively. The ETR was approximately 38% and 56% for the six months ended June 30, 2015 and 2014, respectively. The decrease in tax expense and change in the effective tax rate primarily results from the impact of legal entity restructuring, changes in enacted state tax laws and changes in the mix of earnings.
During the second quarter of 2015, we recorded a $5 million tax benefit related to the legal entity restructuring that was a correction of an error from the first quarter of 2015.  The correction of this error decreased loss per share by $0.04 per share for the three months ended June 30, 2015.  We do not believe the correction of this error was material to the three months ended March 31, 2015 and June 30, 2015 condensed consolidated financial statements.  The correction of this error had no impact on the six month period ended June 30, 2015 since the initial error and the subsequent correction occurred during such period.
Uncertain tax positions, exclusive of interest and penalties, were $134 million and $133 million as of June 30, 2015 and December 31, 2014. Included in the balance of unrecognized tax benefits as of June 30, 2015 are potential benefits of $134 million that, if recognized, would impact the effective tax rate. For both the three months ended June 30, 2015 and 2014, we recognized a net tax expense of less than $1 million for uncertain tax positions, including interest and penalties. We have accrued interest and penalties associated with liabilities for uncertain tax positions of $2 million and $1 million for the periods ended June 30, 2015 and December 31, 2014, respectively. We continue to reflect tax related interest and penalties as part of the tax provision.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
NOTE 9. SUPPLEMENTARY INFORMATION

Renewable Energy Credits
Renewable Energy Credits (“RECs”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the condensed consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices. The total RECs amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations was $4 million and $5 million for the three months ended June 30, 2015 and June 30, 2014, respectively and $9 million and $11 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $10 million and $15 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $21 million and $30 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Construction costs	$27	$28	$38	$45
Other	(1)	1	(1)	2
Total other operating expenses	$26	$29	$37	$47
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2015 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Six Months Ended June 30, 2015	$13	$(3)
Remainder of 2015	$12	$(3)
2016	21	(6)
2017	14	(4)
2018	13	(2)
2019	13	(1)
Thereafter	226	—
Total	$299	$(16)
Net write-offs
Biomass Facilities
During the three months ended June 30, 2015, we identified indicators of impairment associated with our Biomass facilities, primarily due to a decline in energy market pricing. As a result of these recent developments, we recorded a non-cash impairment charge of $24 million, pre-tax, during the three months ended June 30, 2015, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. During the six months ended June 30, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) dissolved the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the three months ended June 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Other Intangible Assets
During the six months ended June 30, 2015 we recorded intangible assets totaling $19 million related to the acquisition of AWS. See Note 3. Growth and Contract Transactions for additional information. Other intangible assets consisted of the following (in millions):

		As of June 30, 2015			As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other	2 –17 years	$35	$4	$31	$16	$3	$13
Other intangibles	Indefinite	4	—	4	4	—	4
Intangible assets, net		$39	$4	$35	$20	$3	$17
The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of June 30, 2015 expected to be included in our statements of operations for each of the years indicated (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Annual Remaining Amortization	$2	$3	$3	$2	$2	$19	$31
Goodwill
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2014	$274
Goodwill related to the acquisition of AWS, Inc. (See Note 3)	19
Balance as of June 30, 2015	$293
All goodwill is related to the North America reporting unit. As of June 30, 2015, net goodwill of approximately $59 million was deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss (Gain) on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive (loss) income before reclassifications	(2)	—	(5)	1	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive (loss) income	(2)	—	(5)	1	(6)
Balance June 30, 2014	$(2)	$2	$(10)	$2	$(8)

Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive (loss) income before reclassifications	(9)	—	6	—	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive (loss) income	(9)	—	6	—	(3)
Balance June 30, 2015	$(21)	$2	$(6)	$—	$(25)

NOTE 10. STOCK-BASED COMPENSATION
During the six months ended June 30, 2015, we awarded certain employees grants of 510,143 shares of restricted stock and 102,590 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2016, 2017, and 2018.
During the six months ended June 30, 2015, we awarded an additional 172,303 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
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
On May 7, 2015, we awarded 57,460 shares of restricted stock for annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $3 million and $4 million for both the three months ended June 30, 2015 and 2014 and $11 million and $8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in stock-based award compensation is due to expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the six months ended June 30, 2015.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2015
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 12	1.7
Restricted Stock Units	$ 5	2.8

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

•	The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.
The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2015. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2015 and December 31, 2014:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2015	December 31, 2014
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$62	$79
Money market funds	1	4	5
Total cash and cash equivalents:		66	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	61	67
Money market funds	1	31	36
U.S. Treasury/Agency obligations (1)	1	16	2
State and municipal obligations	1	79	87
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	13	4
Total restricted funds held in trust:		200	196
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	2	1
Investments:
Mutual and bond funds (2)(3)	1	2	2
Derivative Asset — Energy Hedges	2	8	5
Total assets:		$278	$288
Liabilities:
Derivative Liability — Interest rate swaps	2	9	15
Liability — Contingent consideration related to acquisition	3	—	2
Total liabilities:		$9	$17

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2015		As of December 31, 2014
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (4)	$348	$348	$323	$323
Liabilities:
Long-term debt	$2,194	$2,246	$1,973	$2,039
Project debt	$227	$232	$225	$235

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Includes $21 million and $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as June 30, 2015 and December 31, 2014, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the effect of changes in fair value related to derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Note Hedge	Non-cash convertible debt related expense	$—	$4	$—	$5
Cash Conversion Option	Non-cash convertible debt related expense	—	(4)	—	(5)
Effect on income of derivative instruments not designated as hedging instruments		$—	$—	$—	$—

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
Energy Price Risk
We have exposure to energy market risk, and therefore revenue fluctuations, at certain of our facilities. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. We have entered into agreements with various financial institutions to hedge approximately 1.4 million MWh, 1.8 million MWh, 1.1 million MWh and 0.1 million MWh of energy production from exposure to market risk for fiscal years 2015, 2016, 2017 and 2018, respectively. As of June 30, 2015, the fair value of the energy derivatives of $8 million, pre-tax, was recorded as a current asset and the change in fair value was recorded as a component of AOCI. As of June 30, 2015, the amount of hedge ineffectiveness was not material. During the six months ended June 30, 2015, the cash provided by and used in energy derivative settlements of $6 million and $7 million, respectively, was included in the change in working capital on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of AOCI. As of June 30, 2015, the fair value of the interest rate swap derivative of $9 million, pre-tax, was recorded as a noncurrent liability.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of the PRPs undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. On April 11, 2014, EPA released for public comment a Focused Feasibility Study (“FFS”) proposing a capping/dredging plan for the lower 8 miles of the 17 mile LPRSA. EPA has indicated it expects the FFS Record of Decision to be issued by September 30, 2015. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Matters
Other commitments as of June 30, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$226	$13	$213
Letters of credit - other	70	5	65
Surety bonds	406	—	406
Total other commitments — net	$702	$18	$684
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
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $6 million and $4 million for the three months ended June 30, 2015 and 2014 and $10 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.
Dublin Energy-from-Waste Facility
In connection with the financing of the Dublin Energy-from-Waste facility, Covanta Energy has made commitments for funding and contingent support as follows: (1) initial equity contribution commitments to fund approximately €155 million of project and financing costs during construction (approximately €30 million of which was contributed prior to financial close in September 2014); (2) lending commitments up to €25 million to fund working capital shortfalls in the project company during operations and; (3) up to €75 million commitment in the aggregate to provide support payments to the project company, under certain circumstances, in the event waste revenue falls below minimum levels (set far below anticipated levels). For additional information, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt of the Notes to the Consolidated Financial Statements in our Form 10-K.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of June 30, 2015, we had approximately $60 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
New York City Waste Transport and Disposal Contract
In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of June 30, 2015, we had approximately $40 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Note 3. Growth and Contract Transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2015 and our results of operations for the three and six months ended June 30, 2015, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2014 (“Form 10-K”), to which the reader is directed for additional information.
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

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following in 2015:
Growth

•
In May 2015, we acquired Advanced Waste Services, Inc. ("AWS"), an environmental services firm headquartered in Milwaukee, Wisconsin for $48 million. AWS operates four industrial waste treatment facilities located throughout the midwestern United States that specialize in non-hazardous waste collection, transportation, disposal and on-site cleaning services for commercial and manufacturing clients. The acquisition of AWS expands our presence in the environmental services sector and allows us to drive non-hazardous industrial waste volumes into our EfW facilities.  The business is highly synergistic with our existing special waste business and offers us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients. For further information see Item. 1 Financial Statements - Note 3. Growth and Contract Transactions.

•	The Durham-York EfW Facility began processing waste in the first quarter of 2015 and is expected to be fully operational in the first quarter of 2016.

•
We began service for the Queens marine transfer station under our contract with New York City during the first quarter of 2015. For further information see Item. 1 Financial Statements - Note 3. Growth and Contract Transactions.

Capital Reallocation

•
In July, 2015 we entered into an agreement to exchange our interests in China for an approximately 15 percent share in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90 percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million. The transactions are subject to Chinese government approvals, which we believe are probable in obtaining, and are expected to be completed in late 2015 through the first quarter of 2016. For further information see Item. 1 Financial Statements - Note 4. Assets Held for Sale.

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

Business Outlook
In 2015 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, organic growth and acquisitions, and our ability to manage facility production and operating costs. Based upon current assumptions for market prices upon contract expirations, future contract transitions in the aggregate are expected to adversely impact our financial results; however, over time we expect that these impacts will be more than offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and increased special waste revenue, cost efficiencies expected under our cost savings initiatives and our new contracts such as New York City, Dublin and Pinellas County.
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
At the same time, United States natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell that is not under fixed-price contracts. Energy markets tend to be affected by regional supply and demand, as well as national economic activity and regulations. During the first half of 2015, there has been a significant decrease in market pricing for natural gas and electricity, as compared to the same period last year, which has negatively impacted our results. For further information refer to the pricing indices chart below.
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

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
Consumer Price Index (1)	0.1%	0.8%	2.1%
PJM Pricing (Electricity) (2)	$28.51	$35.38	$41.44
NE ISO Pricing (Electricity) (3)	$24.83	$40.90	$39.95
Henry Hub Pricing (Natural Gas) (4)	$2.70	$3.75	$4.58
#1 HMS Pricing (Ferrous Metals) (5)	$236	$322	$368

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2015, Q4 2014 and Q2 2014. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2015, Q4 2014 and Q2 2014. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)
Average price per MMBtu for Q2 2015, Q4 2014 and Q2 2014. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q2 2015, Q4 2014 and Q2 2014. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
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
Over time, we will seek to renew, extend or sign new waste and service contracts and pursue opportunities with commercial customers and municipalities that are not necessarily stakeholders in our facilities in order to maintain a significant majority of our waste and service revenue (and EfW fuel supply) under multi-year contracts. For example, in 2013 we entered into a new agreement with New York City to accept waste from its marine transfer station system. We expect this waste will fill merchant capacity at our Niagara and Delaware Valley facilities. See discussion under Item 1. Financial Statements - Note 3. Growth and Contract Transactions.
To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See the Execution on Strategy discussion above and Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions of the Notes to the Consolidated Financial Statements in our Form 10-K for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. See Item 1A. Risk Factors - Our results of operations may be adversely affected by market conditions existing at the time our contracts expire in our Form 10-K for additional information.

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
Our 2015 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)	Full Year 2015E As of July 1, 2015
EfW
At Market	1.4
Contracted & Hedged	4.5
Total EfW	5.9
Biomass (b)
At Market	0.2
Contracted	0.3
Total Biomass	0.5
Total	6.4

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
The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Execution on Strategy and in Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions of the Notes to the Consolidated Financial Statements in our Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
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
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended June 30, 2015 and 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$276	$267	$275	$267	$9	$8
Recycled metals revenues	17	25	17	25	(8)	(8)
Energy revenues	99	110	90	99	(11)	(9)
Other operating revenues	16	30	17	29	(14)	(12)
Total operating revenues	408	432	399	420	(24)	(21)
OPERATING EXPENSES:
Plant operating expenses	300	268	292	259	32	33
Other operating expenses	26	29	27	28	(3)	(1)
General and administrative expenses	23	26	20	25	(3)	(5)
Depreciation and amortization expense	50	53	48	52	(3)	(4)
Net interest expense on project debt	5	2	2	2	3	—
Net write-off	24	7	24	7	17	17
Total operating expenses	428	385	413	373	43	40
Operating income	$(20)	$47	$(14)	$47	$(67)	$(61)

Plus: Net write-off	$24	$7	$24	$7
Operating income excluding Net write-off:	$4	$54	$10	$54	$(50)	$(44)
Six Months Ended June 30, 2015 and 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUES:
Waste and service revenues	$522	$508	$521	$507	$14	$14
Recycled metals revenues	33	46	33	46	(13)	(13)
Energy revenues	211	230	194	210	(19)	(16)
Other operating revenues	25	49	25	48	(24)	(23)
Total operating revenues	791	833	773	811	(42)	(38)
OPERATING EXPENSES:
Plant operating expenses	589	550	574	532	39	42
Other operating expenses	37	47	37	46	(10)	(9)
General and administrative expenses	51	47	48	46	4	2
Depreciation and amortization expense	98	106	95	104	(8)	(9)
Net interest expense on project debt	7	5	4	5	2	(1)
Net write-off	24	16	24	16	8	8
Total operating expenses	806	771	782	749	35	33
Operating income	$(15)	$62	$(9)	$62	$(77)	$(71)

Plus: Net write-offs	$24	$16	$24	$16
Operating income excluding Net write-offs:	$9	$78	$15	$78	$(69)	$(63)

Operating Revenues
Waste and Service Revenues
For the three month comparative period, waste and service revenues on a consolidated and North America segment basis increased by $9 million and $8 million, respectively.
Waste and service revenues from EfW operations decreased by $9 million year-over-year, impacted by the following:

•	same store revenues were flat year-over-year driven by $2 million in price improvement, offset by $2 million of lower volume due to maintenance timing;

•	waste processing revenue related to contract transitions decreased by $6 million;

•	revenue earned explicitly to service project debt decreased by $2 million; and

•	transaction activity decreased revenue by $1 million.
Waste and service revenue from non-EfW operations increased by $18 million primarily due to start-up of the New York City MTS contract, and contribution from newly acquired treatment storage disposal facilities (TSDFs).
For the six month comparative period, waste and service revenues on both a consolidated and North America segment basis increased by $14 million.
Waste and service revenues from EfW operations decreased $9 million year-over-year, impacted by the following:

•	same store revenues increased by $6 million, or 1.3%, including $4 million in price improvement due to contract escalation and special waste growth, and $2 million in volume growth;

•	waste processing revenue related to contract transitions decreased by $11 million;

•	transaction activity contributed $1 million; and

•	revenue earned explicitly to service project debt decreased by $5 million.
Revenue from non-EfW operations increased by $23 million primarily due to start-up of New York City MTS contract and additional transfer stations.

Consolidated (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Six Month
Waste and service revenues unrelated to project debt	$273	$261	$515	$496	$12	$19
Revenue earned explicitly to service project debt - principal	3	5	6	10	(2)	(4)
Revenue earned explicitly to service project debt - interest	—	1	1	2	(1)	(1)
Total waste and service revenue	$276	$267	$522	$508	9	14

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Six Month
Contracted	4.4	3.6	8.3	7.2	0.8	1.1
Uncontracted	0.5	0.8	1.2	1.6	(0.3)	(0.4)
Total Tons	4.9	4.4	9.5	8.8	0.5	0.7
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenues
For the three month comparative period, recycled metals revenues on both a consolidated and North America segment basis decreased by $8 million. The decrease was driven by $9 million from decline in recycled metal pricing, partially offset by $1 million from higher volume of recovered metals and as a result of the installation of new non-ferrous recovery systems.

For the six month comparative period, recycled metals revenues on both a consolidated and North America segment basis decreased by $13 million, with a $15 million impact from lower prices, partially offset by $2 million from higher volume of recovered metals, primarily as a result of the installation of new non-ferrous recovery systems.

	For the Quarters Ended
Recycled Metal Revenues (in millions):	2015	2014	2013
March 31,	$16	$21	$16
June 30,	17	25	17
September 30,	—	26	19
December 31,	—	21	21
Total for the Year Ended December 31,	N/A	$93	$73

	Three Months Ended June 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2015	2014	2015	2014
Ferrous Metal	$11	$18	85	85
Non-Ferrous Metal	6	7	8	8
Total	$17	$25

(1) Covanta share only.

Energy Revenues
For the three month comparative period, energy revenues on a consolidated basis decreased by $11 million.
Energy revenues from EfW operations decreased by $4 million year-over-year, impacted by the following:

•	same store revenues decreased by $8 million from lower energy market prices, partially offset by $1 million from higher energy production;

•	transactions contributed $1 million; and

•	contract transitions contributed $3 million primarily due to additional energy revenue share.
Energy revenue from non-EfW operations decreased by $7 million, driven by a $5 million decrease in revenue from our biomass operations and $2 million in lower steam revenue from a facility in China.
For the six month comparative period, energy revenues on a consolidated basis decreased by $19 million.
Energy revenues from EfW operations decreased $4 million year-over-year, impacted by the following:

•	same store revenues decreased by $14 million, driven by $13 million in lower energy pricing, and $1 million in lower energy production;

•	transactions contributed $2 million; and

•	contract transitions contributed $8 million primarily due to additional energy revenue share.
Energy revenue from non-EfW operations decreased by $15 million, driven by a $12 million decrease in revenue from biomass operations due to lower energy prices and $3 million in lower steam revenue from a facility in China.

Energy Sales Revenue and MWh by Contract Status and Facility Type (in millions):

	Three Months Ended June 30,
	2015			2014			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$11	0.37	23%	$10	0.22	15%
Contracted	57	0.76	49%	62	0.80	52%
Hedged	14	0.32	20%	15	0.34	22%
Total EfW	$82	1.45	92%	$87	1.36	89%	$(5)	0.09
Biomass
At Market	$1	0.05	3%	$4	0.09	6%
Contracted	7	0.07	5%	8	0.08	5%
Hedged	—	—	—%	—	—	—%
Total Biomass	$8	0.12	8%	$12	0.17	11%	$(4)	(0.05)
Total	$90	1.57	100%	$99	1.53	100%	$(9)	0.04

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenues
The decrease of $14 million and $24 million in other operating revenues for the three and six month comparative period, respectively, was primarily due to lower construction revenue.

Operating Expenses
Plant Operating Expenses
For the three month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $32 million and $33 million, respectively.
Plant operating expenses from EfW operations increased by $25 million year-over-year, primarily impacted by the following:

•	plant maintenance increased by $22 million, driven by;

•	an increase of $8 million primarily due to the timing of scheduled maintenance performed; and

•
an increase of $14 million due to the adoption of the service concession arrangement accounting guidance. For further information, see Item 1. Financial Statements - Note 1. Organization and Basis of Presentation; and

•	contract transitions increased plant operating expenses by $3 million due to a reduction in client pass-throughs under service fee contract structures.
Plant operating expenses from non-EfW operations in our North America segment increased by $8 million primarily due to additional TSDFs and the start-up of the New York City MTS contract, partially offset by economically dispatching a biomass facility ($4 million).
For the six month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $39 million and $42 million, respectively.
Plant operating expenses from EfW operations increased $25 million year-over-year, impacted by the following:

•	plant maintenance expense increased by $19 million, driven by;

•	decrease of $3 million primarily due to lower scheduled maintenance performed; and

•
an increase of $22 million due to the adoption of the service concession arrangement accounting guidance. For further information, see Item 1. Financial Statements - Note 1. Organization and Basis of Presentation;

•	contract transitions increased plant operating expenses by $6 million due to a reduction in client pass-throughs under service fee contract structures; and
Plant operating expenses from non-EfW operations in our North America segment increased by $17 million, with additional expenses from new TSDFs and the start-up of the New York City MTS contract, partially offset by economically dispatching a biomass facility ($6 million).

North America segment (in millions):	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
Plant Operating Expenses:
Plant maintenance (1)	$85	$62	$166	$145	$23	$21
All other	207	197	408	387	10	21
Plant operating expenses	$292	$259	$574	$532	33	42

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $1 million for the three month comparative period, primarily due to lower construction expense ($1 million) for projects on behalf of municipal clients. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
Other operating expenses in our North America segment decreased by $9 million for the six month comparative period primarily due to lower construction expense ($7 million) for projects on behalf of municipal clients. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses decreased by $3 million for the three month period due to costs incurred in 2014 to implement cost savings initiatives, and increased by $4 million for the six month period primarily due to additional expenses related to executive separation agreements and business development costs.
Net Write-offs
Biomass Facilities
During the three months ended June 30, 2015, we identified indicators of impairment associated with our Biomass facilities, primarily due to a decline in energy market pricing. As a result of these recent developments, we recorded a non-cash impairment charge of $24 million, pre-tax, during the three months ended June 30, 2015, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.
Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. During the six months ended June 30, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) dissolved the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the three months ended June 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.

Operating Income
Excluding the net write-offs discussed above, operating income decreased by $50 million and $44 million on a consolidated and North America segment basis and decreased by $69 million and $63 million for the three and six month comparative period, respectively. The decrease is primarily due to the reduction of construction profit discussed below, lower energy and recycled metal revenues (driven by lower market prices) and higher plant operating expenses due to the adoption of the service concession arrangement accounting guidance and general and administrative expenses (primarily related to executive separation agreements), partially offset by increased waste and service revenues.
During the three months ended June 30, 2015, we reduced our overall profit estimate related to the Durham York construction project by approximately $12 million and we now expect an overall loss on the construction project.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Six Months Ended June 30, 2015 and 2014
Other Expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
	(In millions)
Other expenses:
Interest expense	$28	$33	$61	$62	$(5)	$(1)
Non-cash convertible debt related expense	—	5	—	13	(5)	(13)
Loss on extinguishment of debt	2	—	2	2	2	—
Other expense, net	(1)	—	1	—	(1)	1
Total other expenses	$29	$38	$64	$77	(9)	(13)
During the six months ended June 30, 2014 and 2015, we incurred approximately $2 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during these periods.
Income Tax (Expense) Benefit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Six Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax benefit (expense)	$40	$(6)	$30	$8	$46	$22

Effective income tax rate	81%	65%	38%	56%	N/A	N/A
The change in the effective tax rate primarily results from the impact of legal entity restructuring, changes in enacted state tax laws and changes in the mix of earnings. We currently estimate that our ETR for the year ending December 31, 2015 will be approximately 85%. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 8. Income Taxes.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net (Loss) Income Attributable to Covanta Holding Corporation	$(6)	$5	$(43)	$(4)	$(11)	$(39)

(Loss) Income per share attributable to Covanta Holding Corporation:
Weighted Average Common Shares Outstanding:
Basic	132	130	132	129	2	3
Diluted	132	131	132	129	1	3
Loss Per Share:
Basic	$(0.05)	$0.04	$(0.33)	$(0.03)	$(0.09)	$(0.30)
Diluted	$(0.05)	$0.04	$(0.33)	$(0.03)	$(0.09)	$(0.30)
Cash Dividend Declared Per Share (1)	$0.25	$0.18	$0.50	$0.36	$0.07	$0.14

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2015 and 2014, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted (Loss) Earnings Per Share	$(0.05)	$0.04	$(0.33)	$(0.03)
Reconciling Items (1)	(0.01)	0.04	0.14	0.09
Adjusted EPS	$(0.06)	$0.08	$(0.19)	$0.06

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2015	2014	2015	2014
Operating loss related to insurance subsidiaries	$—	$—	$—	$1
Net write-offs (1)	24	7	24	16
Severance and reorganization costs (2)	—	2	6	3
Loss on extinguishment of debt	2	—	2	2
Effect of foreign exchange gain on indebtedness	(1)	1	1	—
Total reconciling items, pre-tax	25	10	33	22
Pro forma income tax impact	(11)	(5)	(14)	(11)
Legal entity restructuring charge	(15)	—	—	—
Total reconciling items, net of tax	$(1)	$5	$19	$11
Diluted Earnings Per Share Impact	$(0.01)	$0.04	$0.14	$0.09
Weighted Average Diluted Shares Outstanding	132	131	132	129

(1)	See Results of Operations - Net Write-offs discussion above.

(2)
The six months ended June 30, 2015, includes $6 million of costs incurred in connection with separation agreements related to the departure of two executive officers of which $4 million relates to non-cash compensation.

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)
To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA (as defined below under Liquidity and Capital Resources - Available Sources of Liquidity - Credit Agreement Financial Covenants), which is a non-GAAP financial measure as defined by the SEC. This non-GAAP financial measure is described below, and is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources - Available Sources of Liquidity - Credit Agreement Financial Covenants), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2015. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income Attributable to Covanta Holding Corporation	$(6)	$5	$(43)	$(4)
Operating loss related to insurance subsidiaries	—	—	—	1
Depreciation and amortization expense	50	53	98	106

Debt service:
Net interest expense on project debt	5	2	7	5
Interest expense	28	33	61	62
Non-cash convertible debt related expense	—	5	—	13
Subtotal debt service	33	40	68	80

Income tax (benefit) expense	(40)	6	(30)	(8)
Net write-offs (1)	24	7	24	16
Loss on extinguishment of debt	2	—	2	2

Other adjustments:
Debt service billing in excess of revenue recognized	—	2	1	2
Severance and reorganization costs (2)	—	2	2	3
Non-cash compensation expense (3)	3	4	11	8
Capital type expenditures at service fee operated facilities (4)	14	—	22	—
Other (5)	3	2	7	2
Subtotal other adjustments	20	10	43	15
Total adjustments	89	116	205	212
Adjusted EBITDA	$83	$121	$162	$208

(1)	See Adjusted EPS above.

(2)	The six months ended June 30, 2015 includes $2 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(3)	The six months ended June 30, 2015 includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(4)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements in order to provide comparability to prior period results. These type of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015.

(5)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flow (used in) provided by operating activities from continuing operations	$(11)	$41	$31	$143
Cash flow used in operating activities from insurance subsidiaries	—	(1)	—	—
Debt service	33	40	68	80

Change in working capital	52	51	36	8
Change in restricted funds held in trust	2	(1)	1	(1)
Non-cash convertible debt related expense	—	(5)	—	(13)
Equity in net income from unconsolidated investments	3	2	6	3
Dividends from unconsolidated investments	—	(10)	(1)	(10)
Current tax provision	(8)	1	(8)	(5)
Capital type expenditures at service fee operated facilities (1)	14	—	22	—
Other	(2)	3	7	3
Sub-total:	61	41	63	(15)
Adjusted EBITDA	$83	$121	$162	$208

(1)	See Adjusted EBITDA above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our Revolving Credit Facility (as defined below), which we believe will collectively allow us to meet our liquidity needs.
As of June 30, 2015, Covanta Energy had $1.2 billion in credit facilities, which include a $1.0 billion Revolving Credit Facility which expires in 2019 through 2020. See Available Sources of Liquidly - Credit Facilities discussion below information on restatements and amendments to our Credit Facilities (as defined below) effective April 10, 2015.
As of June 30, 2015, our available liquidity was as follows (in millions):

As of June 30, 2015
Unrestricted Cash and Cash Equivalents	$66
Borrowings available under Revolving Credit Facility	423
Total available liquidity	$489
In addition, as of June 30, 2015, we had restricted cash of $200 million, of which $78 million was designated for future payment of project debt principal.
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

2015 Dividends
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Regular cash dividend
Declared	$34	$24	$67	$48
Per Share	$0.25	$0.18	$0.50	$0.36

Sources and Uses of Cash Flow from Continuing Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase (Decrease) 2015 vs 2014
	2015	2014
	(Unaudited, in millions)
Net cash provided by operating activities	$31	$143	$(112)
Net cash used in investing activities	(254)	(114)	140
Net cash provided by (used in) financing activities	206	(53)	259
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	2
Net decrease in cash and cash equivalents	$(20)	$(25)	5
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2015 was $31 million, a decrease of $112 million from the prior year period. The decrease was primarily due to operating performance and a decrease in cash flows from working capital as compared to the prior year.
Net cash used in investing activities from continuing operations for the six months ended June 30, 2015 was $254 million, a net increase of $140 million from the prior year period. The increase was primarily due to higher outflows for the purchase of property, plant and equipment, primarily related to construction of the Dublin waste-to-energy facility and the acquisition of AWS.
Net cash provided by financing activities from continuing operations for the six months ended June 30, 2015 was $206 million, a net increase of $259 million from the prior period, primarily due to increased proceeds for net borrowings under our Revolving Credit Facility and the repayment of the $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014, partially offset by the proceeds of the $400 million of 5.875% Senior Notes due March 2024 that were issued on March 1, 2014 and the increase in cash dividends paid during the six months ended June 30, 2015 compared to the same period in 2014.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2015 and 2014, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flow (used in) provided by operating activities from continuing operations	$(11)	$41	$31	$143
Plus: Cash flow provided by operating activities from insurance activities	—	(1)	—	—
Less: Maintenance capital expenditures (1)	(29)	(25)	(55)	(61)
Free Cash Flow	$(40)	$15	$(24)	$82

Weighted Average Diluted Shares Outstanding	132	131	132	129

Uses of Free Cash Flow
Investments:
Growth investments (2)	$(128)	$(18)	$(188)	$(54)
Change in restricted funds held in trust for project development	(11)	—	(11)	—
Other investing activities, net (3)	(3)	2	—	1
Total investments	$(142)	$(16)	$(199)	$(53)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(23)	$(66)	$(45)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$2	$—	$2	$393
Net proceeds from issuance of project debt	15	—	15	—
Net proceeds from Dublin Convertible Preferred	45	—	45	—
Net proceeds from equipment financing lease (5)	6	—	15	—
Other financing activities, net	(1)	(2)	5	5
Net proceeds from capital raising activities	$67	$(2)	$82	$398

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(461)	$(1)	$(461)
Payments related to Cash Conversion Option (6)	—	(83)	—	(83)
Proceeds from the settlement of Note Hedge (6)	—	83	—	83
Net cash used for scheduled principal payments on project debt (7)	(3)	(10)	(10)	(17)
Voluntary prepayment of corporate debt	—	—	—	(95)
Payment of equipment financing capital lease (5)	(1)	—	(2)	—
Deferred financing costs	—	—	(3)	(3)
Total debt repayments	$(5)	$(471)	$(16)	$(576)

Borrowing activities - Revolving credit facility, net	$157	$280	$206	$170

Effect of exchange rate changes on cash and cash equivalents	$—	$—	$(3)	$(1)
Net change in cash and cash equivalents	$4	$(217)	$(20)	$(25)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Maintenance capital expenditures	$(29)	$(25)	$(55)	$(61)

Capital expenditures associated with organic growth initiatives	(10)	(4)	(18)	(10)
Capital expenditures associated with the New York City contract	(6)	(10)	(19)	(38)
Capital expenditures associated with Essex County EfW emissions control system	(5)	(4)	(13)	(6)
Capital expenditures associated with construction of Dublin EfW facility	(59)	—	(90)	—
Total capital expenditures associated with growth investments	(80)	(18)	(140)	(54)
Total purchases of property, plant and equipment	$(109)	$(43)	$(195)	$(115)

(2) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital expenditures associated with organic growth initiatives	$(10)	$(4)	$(18)	$(10)
Capital expenditures associated with the New York City contract	(6)	(10)	(19)	(38)
Capital expenditures associated with Essex County EfW emissions control system	(5)	(4)	(13)	(6)
Investments in connection with the Dublin EfW facility	(59)	—	(90)	—
Acquisition of business, net of cash acquired	(48)	—	(48)	—
Total growth investments	$(128)	$(18)	$(188)	$(54)
(3) Other investing activities include changes in restricted funds held in trust for project development and net payments from the purchase/sale of investment securities.
(4) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from borrowings on long-term debt	$165	$—	$165	$400
Refinanced long-term debt	(162)	—	(162)	—
Less: Financing costs related to issuance of long-term debt	(1)	—	(1)	(7)
Net proceeds from issuance of corporate debt	$2	$—	$2	$393

(5)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from borrowings on project debt	$59	$—	$59	$—
Refinanced project debt	(42)	—	(42)	—
Less: Financing costs related to issuance of project debt	(2)	—	(2)	—
Net proceeds from issuance of project debt	$15	$—	$15	$—

(6)	During the six months ended June 30, 2015, we financed $15 million for equipment related to our New York City contract.

(7)
The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash-settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option.

(8)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total scheduled principal payments on project debt	$(5)	$(9)	$(15)	$(18)
Decrease in related restricted funds held in trust	2	(1)	5	1
Net cash used for principal payments on project debt	$(3)	$(10)	$(10)	$(17)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2015, we had unrestricted cash and cash equivalents of $66 million. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations.

	As of
	June 30, 2015	December 31, 2014
	(in millions)
Domestic	$16	$18
International	50	66
Total Cash and Cash Equivalents	$66	$84
Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $200 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
Effective April 10, 2015, we amended and restated Covanta Energy’s Credit Facilities. The amendment and restatement:

•	bifurcated the revolving credit facility into a $950 million commitment due 2020 ("Tranche A") and a $50 million commitment due 2019 (“Tranche B”);

•	reduced the Tranche A applicable margin by 25 basis points, and reduced certain commitment fees payable on unused amounts;

•
refinanced the previous $198 million Term Loan due 2019 with a new $200 million term loan due April 2020 with a lower applicable margin, no LIBOR floor and scheduled amortization payments of $1.25 million per quarter beginning June 2016; and

•	reduced the letter of credit sublimit from $1 billion to $600 million and removed the excess cash flow sweep.
The terms of Tranche B commitment are consistent with previously-existing terms of the Revolving Credit Facility. We incurred approximately $3 million in new financing costs related to this amendment which will be deferred and amortized over the remaining term of the Credit Facilities.
The Revolving Credit Facility is available for the issuance of letters of credit up to $600 million amount of the facility, provides for a $50 million sublimit for the issuance of swing line loans (a loan that can be requested in US Dollars on a same day basis for a short drawing period); and is available in US Dollars, Euros, Pounds Sterling, Canadian Dollars and certain other currencies to be agreed upon, in each case for either borrowings or for the issuance of letters of credit. The proceeds under the Revolving Credit Facility are available for working capital and general corporate purposes of Covanta Energy and its subsidiaries.
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

Availability under Revolving Credit Facility
As of June 30, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of June 30, 2015	Outstanding Letters of Credit as of June 30, 2015	Availability as of June 30, 2015
Revolving Credit Facility	$1,000	2019	$351	$226	$423
(1) The Tranche B commitment expires in March 2019.
During the six months ended June 30, 2015, we borrowed and repaid $492 million and $286 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of June 30, 2015, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
For a detailed description of the terms of the Credit Facilities, see Item. 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt of the Notes to the Consolidated Financial Statements in our Form 10-K.
Interest and Fees
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent publicly announces from time to time as its per annum “prime rate” or (iii) the London Interbank Offered Rate (“LIBOR”), or a comparable or successor rate, plus 1.00%. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 0.75% to 1.75%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.15% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.30% to 0.50% on the unused amount of commitments under the Revolving Credit Facility.
Base rate borrowings under the Term Loan bear interest at the base rate plus an applicable margin ranging from 0.75% to 1.00%. Eurodollar borrowings under the Term Loan bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.00%.
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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 7. Consolidated Debt. As of June 30, 2015, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of June 30, 2015		As of December 31, 2014
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$351	$351	$145	$145
Term Loan	200	199	198	197
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	400	400
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2043	369	369	369	369
3.48% - 4.52% Equipment Leases due 2024 - 2027	75	75	62	62
Total corporate debt (including current portion)	$2,195	$2,194	$1,974	$1,973

Project Debt:
Domestic project debt - service fee facilities	$136	$141	$135	$136
Domestic project debt - tip fee facilities	29	29	29	29
Dublin Junior Term Loan due 2022	57	57	61	60
Total project debt (including current portion)	$222	$227	$225	$225

Total Debt Outstanding	$2,417	$2,421	$2,199	$2,198
As of June 30, 2015, annual scheduled payments based on the maturities of our debt, excluding premiums, are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$18	$333	$351
Term Loan	—	4	5	5	5	181	200
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	369	369
Equipment Capital Leases	2	4	4	5	5	55	75
Project Debt	32	8	17	19	14	132	222
Total	$34	$16	$26	$29	$42	$2,270	$2,417

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
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
The Variable Rate Bonds bear interest either on a daily or weekly interest rate as determined by the remarketing agent on the basis of examination of bonds comparable to the Variable Rate Bonds known by the remarketing agent to have been priced or traded under then prevailing market conditions. As of June 30, 2015, the weekly interest rate was 0.10%.

For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Equipment Financing Capital Leases
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the six months ended June 30, 2015, we borrowed an additional $15 million under these arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%.
Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Waste-to-Energy Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. Our initial equity investment into the project (totaling approximately €125 million) was fully utilized in the second quarter.
For key commercial terms related of the Dublin Project Financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Dublin Convertible Preferred
During the three months ended June 30, 2015, $45 million (€41 million) of the €75 million Dublin Convertible Preferred was drawn upon to begin funding construction after our equity investment into the project was fully utilized. The Dublin Convertible Preferred is included in other noncurrent liabilities in our condensed consolidated balance sheet.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 and 2016 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of June 30, 2015, $57 million (€51 million) is included in project debt and $56 million (€50 million) is included in current restricted funds held in trust on our condensed consolidated balance sheet.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn initially in 2015 and then periodically through 2017 to fund remaining construction costs after the Dublin Junior Term Loan has been fully utilized.
Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled $5 million for the six months ended June 30, 2015, respectively. Interest expense paid on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.

Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the project revenues and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of June 30, 2015, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
On April 30, 2015, in connection with a long-term service fee contract extension, one of our client communities refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million in transaction costs. The bonds bear interest from 1.75% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035. Consistent with other service fee projects we own and which have project debt in place, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

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

	As of June 30, 2015		As of December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$70	$8	$78	$8
Debt service funds - interest	1	—	2	—
Total debt service funds	71	8	80	8
Revenue funds	2	—	2	—
Other funds	28	91	23	83
Total	$101	$99	$105	$91
Of the $200 million in total restricted funds as of June 30, 2015, approximately $78 million was designated for future payment of project debt principal.
Capital Requirements
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2014. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the availability under Revolving Credit Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.
Other Commitments and Factors Affecting Liquidity
Other commitments as of June 30, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$226	$13	$213
Letters of credit — other	70	5	65
Surety bonds	406	—	406
Total other commitments — net	$702	$18	$684
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
We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn on account of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under letters of credit issued under the Revolving Credit Facility, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans.

The surety bonds listed in the table above relate primarily to construction and performance obligations or support for other obligations, including closure requirements of various energy projects when such projects cease operating. Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.
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
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of June 30, 2015, we had approximately $60 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions of the Notes to Consolidated Financial Statements in our Form 10-K.
New York City Waste Transport and Disposal Contract
In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of June 30, 2015, we had approximately $40 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Item 1. Financial Statements — Note 3. Growth and Contract Transactions.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $486 million for federal income tax purposes as of December 31, 2014, based on the income tax returns filed. Our federal and state NOLs reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including federal tax law changes that may come into effect, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1. Financial Statements — Note 8. Income Taxes of this Form 10-Q, Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.
Other Factors Affecting Liquidity
We may from time to time engage in construction activity for public sector clients, either for new projects or expansions of existing projects. We historically receive payments for this activity based upon completion of milestones as set forth in the applicable contracts. The timing and size of these milestone payments can result in material working capital variability between periods. This variability can in turn result in meaningful swings between periods in our Cash Flow from Operations and Free Cash Flow (which we use as a non-GAAP liquidity measure).
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
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2015 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
There have been no material changes during the six months ended June 30, 2015 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures and have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, because of the material weakness discussed below.
During the quarter ended June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that we did not maintain effective internal control over the determination and reporting of the provision for state income taxes. Specifically, we did not perform a sufficiently precise review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.
We have determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Upon identification of this material weakness, we performed additional procedures to ensure our condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
We identified the following preliminary steps to remediate the material weakness discussed above:

•
Implement procedures to strengthen the review of the application of the state tax rates to cumulative deferred income tax balances, including the independent validation, by successive levels of management, of the calculation and the results of the application of those rates;

•
Enhance the use of technology to minimize reliance on supplementary spreadsheets to perform tax calculations, timely analyze tax accounting results within the relevant reporting period, and reduce the risk of manual computational error;

•	Supplement analytical internal control reviews of tax accounting results with substantive recalculations of actual tax accounting results; and

•
Improve the precision and reliability of forecasting tax accounting results that will be compared to actual tax accounting results for the purpose of being an analytical component of internal control to achieve assurance about actual tax accounting results.

Management developed a detailed plan and timetable for the implementation of the foregoing remediation steps and will monitor the implementation. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plan described above. If not remediated, this material weakness could result in a material misstatement to our consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Date: July 29, 2015