Form 10-Q
period 2015-09-30
COVANTA HOLDING CORP
filed 2015-10-29
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock, $0.10 par value	133,169,737

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$283	$252	$805	$760
Recycled metals revenue	16	26	49	72
Energy revenue	108	120	319	350
Other operating revenue	15	16	40	65
Total operating revenue	422	414	1,213	1,247
OPERATING EXPENSES:
Plant operating expenses	260	248	849	798
Other operating expenses	18	19	55	66
General and administrative expenses	20	26	71	73
Depreciation and amortization expense	50	51	148	157
Net interest expense on project debt	3	3	10	8
Net write-offs	—	48	24	64
Total operating expenses	351	395	1,157	1,166
Operating income	71	19	56	81
Other expenses:
Interest expense	(31)	(30)	(92)	(92)
Non-cash convertible debt related expense	—	—	—	(13)
Loss on extinguishment of debt	—	—	(2)	(2)
Other expense, net	—	—	(1)	—
Total other expenses	(31)	(30)	(95)	(107)
Income (loss) before income tax benefit (expense) and equity in net income from unconsolidated investments	40	(11)	(39)	(26)
Income tax (expense) benefit	(11)	16	19	24
Equity in net income from unconsolidated investments	5	2	11	5
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$34	$7	$(9)	$3

Weighted Average Common Shares Outstanding:
Basic	132	130	132	130
Diluted	134	131	132	131

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$0.26	$0.05	$(0.07)	$0.02
Diluted	$0.25	$0.05	$(0.07)	$0.02

Cash Dividend Declared Per Share:	$0.25	$0.25	$0.75	$0.61

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In millions)
Net income (loss) attributable to Covanta Holding Corporation	$34	$7	$(9)	$3
Foreign currency translation	(5)	(5)	(14)	(7)
Net unrealized (loss) gain on derivative instruments, net of tax expense (benefit) of $1, $(1), 3 and $(4), respectively	—	(6)	6	(11)
Net unrealized loss on available for sale securities, net of tax expense of $0 for all periods presented	—	(1)	—	—
Other comprehensive loss attributable to Covanta Holding Corporation	(5)	(12)	(8)	(18)
Comprehensive income (loss) attributable to Covanta Holding Corporation	$29	$(5)	$(17)	$(15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$69	$84
Restricted funds held in trust	108	105
Receivables (less allowances of $7 and $6, respectively)	300	299
Deferred income taxes	45	29
Prepaid expenses and other current assets	105	102
Assets held for sale	101	94
Total Current Assets	728	713
Property, plant and equipment, net	2,632	2,608
Restricted funds held in trust	133	91
Waste, service and energy contracts, net	291	314
Other intangible assets, net	39	17
Goodwill	301	274
Investments in investees and joint ventures	11	13
Other assets	181	176
Total Assets	$4,316	$4,206
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$5	$5
Current portion of project debt	35	35
Accounts payable	55	33
Accrued expenses and other current liabilities	249	306
Liabilities held for sale	23	26
Total Current Liabilities	367	405
Long-term debt	2,223	1,968
Project debt	187	190
Deferred income taxes	719	743
Waste and service contracts, net	15	19
Other liabilities	177	97
Total Liabilities	3,688	3,422
Commitments and Contingencies (Note 13)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 and 136 shares, respectively; outstanding 133 and 133 shares, respectively)	14	14
Additional paid-in capital	811	805
Accumulated other comprehensive loss	(30)	(22)
Accumulated deficit	(169)	(15)
Total Covanta Holding Corporation stockholders equity	626	782
Noncontrolling interests in subsidiaries	2	2
Total Equity	628	784
Total Liabilities and Equity	$4,316	$4,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(9)	$3
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	148	157
Amortization of long-term debt deferred financing costs	6	5
Amortization of debt premium and discount	—	(1)
Net write-offs	24	64
Loss on extinguishment of debt	2	2
Non-cash convertible debt related expense	—	13
Stock-based compensation expense	15	15
Equity in net income from unconsolidated investments	(11)	(5)
Dividends from unconsolidated investments	3	10
Deferred income taxes	(22)	(17)
Other, net	—	3
Change in restricted funds held in trust	14	14
Change in working capital	(16)	1
Total adjustments for continuing operations	163	261
Net cash provided by operating activities from continuing operations	154	264
Net cash provided by operating activities from discontinued operations	—	1
Net cash provided by operating activities	154	265
INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	—	6
Purchase of investment securities	—	(4)
Purchase of property, plant and equipment	(267)	(152)
Change in restricted funds held in trust	(64)	(20)
Acquisition of business, net of cash acquired	(70)	(13)
Acquisition of noncontrolling interest in subsidiary	—	(12)
Other, net	—	(6)
Net cash used in investing activities from continuing operations	(401)	(201)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(401)	(201)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	294	412
Proceeds from borrowings on revolving credit facility	655	431
Proceeds from equipment financing capital lease	15	47
Proceeds from borrowings on project debt	59	63
Proceeds from borrowings on Dublin Convertible Preferred	85	—
Proceeds from settlement of Note Hedge	—	83
Payments related to Cash Conversion Option	—	(83)
Principal payments on long-term debt	(196)	(557)
Payments of borrowings on revolving credit facility	(509)	(361)
Payment of equipment financing capital lease	(3)	—
Principal payments on project debt	(63)	(33)
Payment of deferred financing costs	(8)	(36)
Cash dividends paid to stockholders	(100)	(69)
Change in restricted funds held in trust	2	(57)
Other, net	—	(7)
Net cash provided by (used in) financing activities from continuing operations	231	(167)
Net cash used in financing activities from discontinued operations	—	(2)
Net cash provided by financing activities	231	(169)
Effect of exchange rate changes on cash and cash equivalents	(4)	(3)
Net increase (decrease) in cash and cash equivalents	(20)	(108)
Cash and cash equivalents at beginning of period	91	200
Cash and cash equivalents at end of period	71	92
Less: Cash and cash equivalents of discontinued operations and assets held for sale at end of period	2	12
Cash and cash equivalents of continuing operations at end of period	$69	$80

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”).
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
Reclassification
During the quarter ended September 30, 2015, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
During the nine months ended September 30, 2015, we determined that the assets and liabilities associated with our investments in China met the criteria for classification as Assets Held for Sale. The assets and liabilities associated with these assets are presented in our condensed consolidated balance sheets as current "Assets held for sale” and Current "Liabilities held for sale.” For additional information, see Note 4. Assets Held for Sale.
Correction of an Error
During the year ended December 31, 2014, we identified errors associated with partnership tax basis accounting from acquisitions completed in prior periods. The impact of the errors in prior periods financial statements was not material to any of those periods. Consequently, we have corrected the aforementioned errors and other insignificant tax related errors for the prior periods presented by restating the condensed consolidated financial statements and other information included herein. As disclosed in our Form 10-K, we have restated our quarterly unaudited financial data. Provided below is a reconciliation of the previously reported amounts to the adjusted amounts for the three and nine months ended September 30, 2014 (in millions, except per share amounts):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Consolidated Statement of Operations
	Three Months Ended September 30, 2014
	As Reported	Adjustment	As Adjusted
Depreciation and amortization expense	$52	$(1)	$51
Net income attributable to Covanta Holding Corporation	$6	$1	$7
Basic and diluted earnings per share	$0.05	$—	$0.05

	Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Adjusted
Depreciation and amortization expense	$158	$(1)	$157
Income tax benefit	$20	$4	$24
Net (loss) income attributable to Covanta Holding Corporation	$(2)	$5	$3
Basic and diluted (loss) earnings per share	$(0.02)	$0.04	$0.02
Change in Estimate
Revenue under our Durham York construction contract is recognized using the percentage-of-completion method, measured by the cost-to-cost method. We evaluate the estimate of our total construction costs for the contract throughout the life of the project and make revisions to our estimated costs as necessary. During the nine months ended September 30, 2015, we reduced our overall profit estimate related to this construction project by approximately $20 million and we now expect an overall loss on the construction project.
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
The adoption of this guidance had the following effect on our condensed consolidated statement of operations (in millions, except per share amounts):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Increase (Decrease)
Plant operating expenses	$3	$25
Depreciation and amortization	$(6)	$(16)
Income tax expense	$1	$(4)
Net income attributable to Covanta Holding Corporation	$2	$(5)
Basic and Diluted income per share	$0.01	$(0.04)
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2015, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the accounting for measurement-period adjustments resulting from business combinations. The amendments in this update eliminate the requirement to retrospectively account for measurement-period adjustments. Instead, these adjustments will be recognized in the period the adjustment amount is determined. We are required to adopt this standard in the first quarter of 2016.  Early adoption is permitted.  Adoption of this standard will impact our condensed consolidated financial statements to the extent adjustments to provisional amounts recorded for future acquisitions are determined subsequent to the period the acquisition is originally reported.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In April 2015, the FASB issued guidance to simplify the accounting for cloud computing arrangements. The amendments in this update requires that if a cloud computing arrangement includes a software license, then a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are required to adopt this standard in the first quarter of fiscal 2016 and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. Additionally, in August 2015, a related amendment to the SEC staff guidance was issued which states that the SEC would not object to deferral and presentation of debt issuance costs associated with a line of credit arrangement as an asset with subsequent amortization over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. We are required to adopt these standards in the first quarter of fiscal 2016 on a retrospective basis and early adoption is permitted. We plan to adopt this standard in the first quarter of 2016. As of September 30, 2015, debt issuance costs included in current assets and noncurrent assets on our condensed consolidated balance sheet, excluding costs associated with our revolving credit facility, totaled $6 million and $43 million respectively, which, upon adoption of this guidance, would be reclassified against the corresponding carrying amount of our long-term debt and project debt.
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
In May 2014, the FASB issued amended guidance for recognizing revenue which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of this update is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Further, the guidance requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB delayed the effective date of this standard. We are now required to adopt this standard in the first quarter of fiscal 2018. Early adoption is permitted beginning with the original effective date in the first quarter of 2017. The amended guidance permits the initial application to be applied either retrospectively to each prior reporting period presented, or retrospectively with a cumulative effect adjustment made at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.
NOTE 3. GROWTH AND CONTRACT TRANSACTIONS
Acquisitions
Waste Recovery Solutions and Chesapeake Waste Solutions Acquisitions
In August 2015, we acquired Waste Recovery Solutions, Inc., and in September 2015, we acquired Chesapeake Waste Solutions, Inc., both of which are environmental services companies located in Pennsylvania, for a total of $20 million.
Advanced Waste Services Acquisition
In May 2015, we acquired Advanced Waste Services, Inc. ("AWS"), an environmental services company headquartered in Milwaukee, Wisconsin for $48 million. AWS specializes in non-hazardous waste collection, transportation, disposal and on-site cleaning services for commercial and manufacturing clients located throughout the Midwestern United States. The purchase price allocation includes $8 million of property, plant & equipment, $19 million of intangible assets, $6 million of current assets and

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

$4 million of current liabilities with the remaining $19 million recognized as goodwill. The intangible assets consist primarily of customer relationships which will be amortized over a useful life of 15 years.
The acquisitions discussed above will expand our presence in the environmental services sector and allows us to drive non-hazardous industrial waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offers us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients.
These acquisitions are not material, individually or in the aggregate, to our condensed consolidated financial statements and therefore, disclosures of pro forma financial information have not been presented.
New Business / Assets
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in the first quarter of 2015 in a ramp up phase, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, with options for New York City to extend the term for two additional five-year periods. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. During the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014 and December 31, 2013, we invested $28 million, $59 million, $23 million, respectively, in property, plant and equipment relating to this contract.
Existing Assets
Long Beach Energy-from-Waste Facility
In April 2015, we extended our existing service fee agreement with the City of Long Beach, California through June 2024, on substantially the same terms as the existing agreement. The agreement will commence upon the expiration of the current agreement in December 2018.
Durham-York Energy-from-Waste Facility
We are constructing a municipally-owned 140,000 tonne-per-year EfW facility located in the Durham Region of Canada. The facility began processing waste in the first quarter of 2015 and is expected to commence commercial operations in the first quarter of 2016, after which we will operate the facility under a 20 year service fee contract.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. Capital expenditures related to these improvements totaled approximately $18 million and $17 million during the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
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
In July 2015, we entered into an agreement to exchange the aforementioned ownership interests for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90% percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million. In July 2015, in connection with this sale, we entered into a foreign currency exchange collar with two financial institutions to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms. For more information, see Note 12. Derivative Instruments. The transactions are

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

subject to Chinese government approvals, which we believe are probable in obtaining, and are expected to be completed in late 2015 through the first quarter of 2016. We expect to recognize a gain on sale as a result of these transactions, however the amount is not currently determinable since it may fluctuate based on operations through the date of the transactions.
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
The assets and liabilities associated with our China investments are presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale.” The prior year period presented in our condensed consolidated balance sheet and related information in the accompanying notes have been reclassified to reflect the Assets Held for Sale presentation. The following table sets forth the assets and liabilities of the Assets Held for Sale included in the condensed consolidated balance sheets as of the dates indicated (in millions):

	As of
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$2	$7
Receivables	3	3
Prepaid expenses and other current assets	2	2
Property, plant and equipment, net	49	45
Investments in investees and joint ventures	41	33
Other noncurrent assets	4	4
Assets held for sale	$101	$94
Current portion of project debt	$3	$5
Accounts payable	1	1
Accrued expenses and other current	4	4
Project debt	15	16
Liabilities held for sale	$23	$26

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. EARNINGS PER SHARE (“EPS”) AND EQUITY
Earnings Per Share
Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share for all of the periods presented does not include securities if their effect was anti-dilutive (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Covanta Holding Corporation	$34	$7	$(9)	$3

Basic income (loss) per share:
Weighted average basic common shares outstanding	132	130	132	130
Basic income (loss) per share	$0.26	$0.05	$(0.07)	$0.02

Diluted income (loss) per share:
Weighted average basic common shares outstanding	132	130	132	130
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	1	1	—	1
Dilutive effect of restricted stock units	1	—	—	—
Weighted average diluted common shares outstanding	134	131	132	131
Diluted income (loss) per share	$0.25	$0.05	$(0.07)	$0.02

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1	1	1	1
Restricted stock	—	—	—	—
Restricted stock units	—	—	1	—
Warrants	—	—	—	—
In 2009, we issued warrants in connection with the issuance of 3.25% Cash Convertible Senior Notes which matured on June 1, 2014. The warrants were exercisable only at expiration in equal tranches over a 60 day period which began on September 2, 2014 and ended on November 26, 2014. During the three months ended September 30, 2014, 156,732 shares of our common stock were issuable in connection with warrant exercises. As of September 30, 2014, the dilutive effect of the remaining warrants on earnings per share was not material. During the year ended December 31, 2014, 1,430,870 shares of our common stock were issued in connection with warrant exercises. For additional information see Note 11. Consolidated Debt - 3.25% Cash Convertible Senior Notes due 2014 in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Equity
During the nine months ended September 30, 2015, we granted awards of 573,280 shares of restricted stock and 322,168 restricted stock units. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the nine months ended September 30, 2015, we withheld 239,495 shares of our common stock in connection with tax withholdings for vested stock awards.
Dividends declared to stockholders were as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash dividend
Declared	$34	$33	$101	$81
Per Share	$0.25	$0.25	$0.75	$0.61

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended September 30, 2015
Operating revenue	$411	$11	$422
Depreciation and amortization expense	52	(2)	50
Operating income	69	2	71

Three Months Ended September 30, 2014
Operating revenue	$403	$11	$414
Depreciation and amortization expense	51	—	51
Net write-offs	34	14	48
Operating income (loss)	34	(15)	19

	North America	All Other (1)	Total
Nine Months Ended September 30, 2015
Operating revenue	$1,184	$29	$1,213
Depreciation and amortization expense	147	1	148
Net write-off	24	—	24
Operating income (loss)	60	(4)	56

Nine Months Ended September 30, 2014
Operating revenue	$1,214	$33	$1,247
Depreciation and amortization expense	155	2	157
Net write-offs	50	14	64
Operating income (loss)	96	(15)	81

(1)
For the three and nine months ended September 30, 2015, All Other is comprised of the financial results of our international assets. For the three and nine months ended September 30, 2014, All Other is comprised of the financial results of our international assets and our insurance subsidiaries’ operations. Our insurance business was sold in the fourth quarter of 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 7. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	September 30, 2015	December 31, 2014
LONG-TERM DEBT:
Revolving Credit Facility	$291	$145
Term Loan	$200	$198
Debt discount related to Term Loan	(1)	(1)
Term Loan, net	199	197
Credit Facilities Sub-total	$490	$342
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
Senior Notes Sub-total	$1,200	$1,200
4.00% - 5.25% Tax-Exempt Bonds due 2024 through 2045	$464	$335
Variable Rate Tax-Exempt Bonds due 2043	—	34
Tax-Exempt Bonds Sub-total	$464	$369
3.48% - 4.52% Equipment Financing Capital Leases due 2024 through 2027	$74	$62
Total long-term debt	$2,228	$1,973
Less: current portion	(5)	(5)
Noncurrent long-term debt	$2,223	$1,968
PROJECT DEBT:
North America project debt:
1.75% - 6.45% project debt related to Service Fee structures due 2015 through 2035	$136	$135
5.248% - 6.20% project debt related to Tip Fee structures due 2019 through 2020	23	29
Unamortized debt premium, net	5	1
Total North America project debt	$164	$165
Other project debt:
Dublin Junior Term Loan due 2022	$59	$61
Debt discount related to Dublin Junior Term Loan	(1)	(1)
Dublin Junior Term Loan, net	$58	$60
Total project debt	$222	$225
Less: Current portion, includes $1 of net unamortized premium and $2 of unamortized discount, respectively)	(35)	(35)
Noncurrent project debt	$187	$190
TOTAL CONSOLIDATED DEBT	$2,450	$2,198
Less: Current debt	(40)	(40)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,410	$2,158

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Effective April 2015, we amended and restated Covanta Energy’s Credit Facilities. The amendment and restatement:

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
Availability under Revolving Credit Facility
As of September 30, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of September 30, 2015	Outstanding Letters of Credit as of September 30, 2015	Availability as of September 30, 2015
Revolving Credit Facility	$1,000	2020	$291	$180	$529
(1) The Tranche B commitment expires in March 2019.
During the nine months ended September 30, 2015, we borrowed and repaid $655 million and $509 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of September 30, 2015, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2015.
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

4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 ("Tax-Exempt Bonds")
In August 2015, we issued two new series of fixed rate tax-exempt corporate bonds totaling $130 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Delaware Valley facility and to fund certain capital improvements at our Essex County facility. Financing costs were not material. Details of the new issues are as follows:

Series	Amount	Maturity	Coupon	Use of Proceeds
New Jersey Series 2015A	$90	2045	5.25%	Finance qualifying expenditures at Essex County facility
Pennsylvania Series 2015A	40	2043	5.00%	Refinance outstanding tax-exempt debt
	$130
We entered into a loan agreement with the Essex County Improvement Authority under which they issued the Solid Waste Disposal Revenue Bonds (the “New Jersey Series” bonds in the table above) and loaned the proceeds to us for the purposes of financing capital improvements at our Essex County facility, including a new emissions control system. Interest on the bonds is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2016. Interest expense incurred during the construction period will be capitalized.
We entered into a loan agreement with the Delaware County Industrial Development Authority under which they issued the Refunding Revenue Bonds (the “Pennsylvania Series” bonds in the table above) and loaned the proceeds to us for the purpose of redeeming the outstanding $34 million principal amount of the Variable Rate Bonds and of refinancing $6 million of project debt due on July 1, 2015 at our Delaware Valley facility. See Variable Rate Tax-Exempt Demand Bonds due 2043 below. Interest on the bonds is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2016.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For specific criteria related to redemption features of the 4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds") refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Senior Notes
For specific criteria related to redemption features of the following Senior Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

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
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
In July 2013 and July 2014, we issued a total of $34 million tax-exempt corporate variable-rate demand bonds, which were secured by a letter of credit issued under our Revolving Credit Facility and had a maturity date of July 1, 2043. Proceeds from the offering were utilized to refinance project debt at our Delaware Valley facility due through July 1, 2014.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
In August 2015, we refinanced the $34 million of outstanding Variable Rate Bonds with the Pennsylvania Series bonds. See 4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 above.
Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and various intermodal equipment related to our New York City contract. During the nine months ended September 30, 2015, we borrowed an additional $15 million under these arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. As of September 30, 2015, the outstanding borrowings under the equipment financing capital leases have mandatory amortization payments remaining as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter
Annual Remaining Amortization	$1	$4	$4	$5	$5	$55
Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Energy-from-Waste Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. Our initial equity investment into the project (totaling approximately €125 million) was fully utilized in the second quarter of 2015.
For key commercial terms related to the Dublin Project financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Dublin Convertible Preferred
During the nine months ended September 30, 2015, the total amount of the Dublin Convertible Preferred was used to fund construction after our equity investment into the project had been fully utilized. The Dublin Convertible Preferred is included in other noncurrent liabilities in our condensed consolidated balance sheet.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of September 30, 2015, $58 million (€52 million) is included in project debt and $56 million (€50 million) is included in current restricted funds held in trust on our condensed consolidated balance sheet.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn initially either in late 2015 or in early 2016 and then periodically through 2017 to fund remaining construction costs after the Dublin Junior Term Loan has been fully utilized.
Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled $5 million for the nine months ended September 30, 2015. These costs will be amortized to interest expense using the effective interest method over the terms of the Dublin project financing. A portion of the interest expense on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.
PROJECT DEBT
In April 2015, in connection with a long-term service fee contract extension, one of our client communities refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million in transaction costs which will be deferred and amortized over the term of the bonds. The bonds bear interest from 1.75% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035. Consistent with other service fee projects we own and which have project debt in place, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.
The maturities of long-term project debt as of September 30, 2015 are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$27	$8	$17	$19	$14	$133	$218	$(34)	$184
Premium	1	1	—	—	—	2	4	(1)	3
Total	$28	$9	$17	$19	$14	$135	$222	$(35)	$187
Loss on Extinguishment of Debt
During both the nine months ended September 30, 2015 and 2014, we incurred approximately $2 million, pre-tax, of loss on extinguishment of debt expense comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during the respective periods.
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
We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The ETR was 48% and 93% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the ETR primarily results from the impact of legal entity restructuring, changes in enacted state tax laws and changes in the mix of earnings. During the second quarter of 2015, we recorded a $5 million tax benefit related to the legal entity restructuring that was a correction of an error from the first quarter of 2015.  The correction of this error decreased loss per share by $0.04 per share for the three months ended June 30, 2015.  We do not believe the correction of this error was material to the three months ended March 31, 2015 and June 30, 2015

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

condensed consolidated financial statements.  The correction of this error had no impact on the six month period ended June 30, 2015 nor the nine month period ended September 30, 2015 since the initial error and the subsequent correction occurred during such periods.
Uncertain tax positions, exclusive of interest and penalties, were $134 million and $133 million as of September 30, 2015 and December 31, 2014. The liability for uncertain tax positions represents unrecognized tax benefits that, if recognized, would impact the effective tax rate. The accrued interest and penalties associated with the liabilities for uncertain tax positions were $2 million and $1 million as of September 30, 2015 and December 31, 2014, respectively. We continue to reflect the accrual of related interest and penalties as part of the tax provision.
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
We had consolidated federal NOLs estimated to be approximately $417 million for federal income tax purposes as of December 31, 2014, based on the income tax returns filed and projected to be filed. The federal NOLs will expire in various amounts from December 31, 2028 through December 31, 2033, if not used. In addition to the consolidated federal NOLs, as of December 31, 2014, we had state NOL carryforwards of approximately $561 million, which expire between 2014 and 2033, net foreign NOL carryforwards of approximately $58 million expiring between 2015 and 2033, federal tax credit carryforwards, including production tax credits of $56 million expiring between 2024 and 2034, and minimum tax credits of $7 million with no expiration. These deferred tax assets are offset by a valuation allowance of approximately $63 million. For further information, refer to Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.
NOTE 9. SUPPLEMENTARY INFORMATION

Renewable Energy Credits
Renewable Energy Credits (“RECs”) are environmental commodities that can be sold and traded in certain states, and represent the renewable energy attributes created when electricity is produced from an eligible renewable energy source. The RECs are recognized at fair value as a reduction to plant operating expense in the condensed consolidated statements of operations and as an intangible asset within other current assets in the condensed consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

market prices. The total RECs amount recognized as a reduction to plant operating expense in the condensed consolidated statements of operations was $7 million for both the three months ended September 30, 2015 and September 30, 2014 and $16 million and $18 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $13 million and $12 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $34 million and $42 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Other operating expenses
The components of other operating expenses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Construction costs	$17	$18	$55	$63
Other	1	1	—	3
Total other operating expenses	$18	$19	$55	$66
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
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2015 included or expected to be included in our condensed consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Nine Months Ended September 30, 2015	$19	$(4)
Remainder of 2015	$6	$(2)
2016	21	(6)
2017	14	(4)
2018	13	(2)
2019	13	(1)
Thereafter	224	—
Total	$291	$(15)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Net write-offs
The components of net write-offs are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Write-down of biomass facilities (1)	$—	$34	$24	$34
Write-off of intangible asset - Hudson Valley EfW facility (2)	—	—	—	9
Write-off of intangible asset - Abington Transfer Station (3)	—	—	—	7
Write-down of insurance business (4)	—	14	—	14
Total net write-offs	$—	$48	$24	$64

(1)	See Biomass Facilities discussion below.

(2)	See Hudson Valley Energy-from-Waste Facility discussion below.

(3)	See Abington Transfer Station discussion below.

(4)
During the third quarter of 2014, we entered into an agreement to sell our insurance subsidiary. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

Biomass Facilities
During the nine months ended September 30, 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these developments, we recorded a non-cash impairment charge of $24 million, pre-tax, during the nine months ended September 30, 2015, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.
During the three months ended September 30, 2014, we identified indicators of impairment associated with our California biomass facilities, primarily that we were unsuccessful in securing new long-term power purchase agreements to replace the power purchase agreements which were approaching the end of their terms. Based on expected cash flows, we recorded a non-cash write-down of $34 million to reduce the carrying value of the California biomass assets to their estimated fair value.
Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. During the nine months ended September 30, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) dissolved the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the nine months ended September 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Intangible Assets
During the nine months ended September 30, 2015 we recorded intangible assets totaling $24 million related to acquisitions. See Note 3. Growth and Contract Transactions for additional information. Other intangible assets consisted of the following (in millions):

		As of September 30, 2015			As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other	2 –17 years	$40	$5	$35	$16	$3	$13
Other intangibles	Indefinite	4	—	4	4	—	4
Intangible assets, net		$44	$5	$39	$20	$3	$17
The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of September 30, 2015 expected to be included in our statements of operations for each of the years indicated (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Annual Remaining Amortization	$1	$3	$3	$3	$3	$22	$35
Goodwill
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2014	$274
Goodwill related to acquisitions (See Note 3)	27
Balance as of September 30, 2015	$301
All goodwill is related to the North America reporting unit. As of September 30, 2015, net goodwill of approximately $65 million was deductible for federal income tax purposes.
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive loss before reclassifications	(7)	—	(11)	—	(18)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive loss	(7)	—	(11)	—	(18)
Balance September 30, 2014	$(7)	$2	$(16)	$1	$(20)

Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive (loss) income before reclassifications	(14)	—	6	—	(8)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	—
Net current period comprehensive (loss) income	(14)	—	6	—	(8)
Balance September 30, 2015	$(26)	$2	$(6)	$—	$(30)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 10. STOCK-BASED COMPENSATION
During the nine months ended September 30, 2015, we awarded certain employees grants of 515,820 shares of restricted stock and 104,389 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2016, 2017, and 2018.
During the nine months ended September 30, 2015, we awarded an additional 172,303 RSUs that will vest based upon the total stockholder return (“TSR”) performance of our common stock over a three year period relative to companies included in published indices for the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies (the “TSR Equity Awards”). We recognize compensation expense for the TSR Equity Awards based on the grant date fair value of the award which was determined using a Monte Carlo model.
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
Compensation expense related to our stock-based awards totaled $4 million and $7 million for the three months ended September 30, 2015 and 2014, respectively and $15 million for both the nine months ended September 30, 2015 and 2014. The stock-based award compensation includes expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the nine months ended September 30, 2015.
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2015
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted Stock Awards	$ 9	1.5
Restricted Stock Units	$ 5	2.6
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

•
The fair value of our foreign currency hedge was determined by obtaining quotes from two counterparties and is based on market accepted option pricing methodology which utilizes inputs such as the currency spot rate as of the balance sheet date, the strike price of the options and volatility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2015. Such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2015 and December 31, 2014:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2015	December 31, 2014
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$65	$79
Money market funds	1	4	5
Total cash and cash equivalents:		69	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	68	67
Money market funds	1	83	36
U.S. Treasury/Agency obligations (1)	1	14	2
State and municipal obligations	1	76	87
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	—	4
Total restricted funds held in trust:		241	196
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	2	1
Investments:
Mutual and bond funds (2)(3)	1	2	2
Derivative Asset — Foreign currency hedge	2	3	—
Derivative Asset — Energy hedges	2	14	5
Total assets:		$331	$288
Liabilities:
Derivative Liability — Interest rate swaps	2	$13	$15
Liability — Contingent consideration related to acquisition	3	—	2
Total liabilities:		$13	$17

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2015		As of December 31, 2014
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (4)	$319	$319	$323	$323
Liabilities:
Long-term debt	$2,228	$2,233	$1,973	$2,039
Project debt	$222	$229	$225	$234

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Includes $19 million and $24 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets as September 30, 2015 and December 31, 2014, respectively.
NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Asset Derivatives:
Foreign currency hedge	Prepaid expenses and other current assets	$3	$—

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign currency hedge	Other expense, net	$3	$—	$3	$—
Note Hedge	Non-cash convertible debt related expense	—	—	—	5
Cash Conversion Option	Non-cash convertible debt related expense	—	—	—	(5)
Effect on income of derivative instruments not designated as hedging instruments		$3	$—	$3	$—
Foreign Currency Hedge
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 4. Assets Held for Sale), we entered into a foreign currency exchange collar with two financial institutions which will mature in March 2016 and April 2016 for approximately the amount of expected proceeds of $110 million. The foreign currency hedge is accounted for as a derivative instrument and, as such, is recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as other expense, net. As of September 30, 2015, the fair value of the foreign currency exchange derivatives of $3 million, pre-tax, was recorded as a current asset.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Energy Price Risk
We have exposure to energy market risk, and therefore revenue fluctuations, at certain of our facilities. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. We have entered into agreements with various financial institutions to hedge approximately 1.4 million MWh, 1.7 million MWh, 1.1 million MWh and 0.1 million MWh of energy production from exposure to market risk for 2015, 2016, 2017 and 2018, respectively. As of September 30, 2015, the fair value of the energy derivatives of $14 million, pre-tax, was recorded as a $9 million current asset and a $5 million noncurrent asset. The change in fair value was recorded as a component of AOCI. As of September 30, 2015, the amount of hedge ineffectiveness was not material. During the nine months ended September 30, 2015, the cash provided by and used in energy derivative settlements of $11 million and $7 million, respectively, was included in the change in working capital on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of AOCI. As of September 30, 2015, the fair value of the interest rate swap derivative of $13 million, pre-tax, was recorded as a noncurrent liability.
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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of the PRPs undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. On April 11, 2014, EPA released for public comment a Focused Feasibility Study (“FFS”) proposing a capping/dredging plan for the lower 8 miles of the 17 mile LPRSA. Issuance of EPA's FFS Record of Decision remains pending. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

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
Other Matters
Other commitments as of September 30, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$180	$2	$178
Letters of credit - other	71	6	65
Surety bonds	412	—	412
Total other commitments — net	$663	$8	$655
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
We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended September 30, 2015 and 2014 and $12 million for both the nine months ended September 30, 2015 and 2014.
Dublin Energy-from-Waste Facility
In connection with the financing of the Dublin Energy-from-Waste facility, Covanta Energy made commitments for funding and contingent support as follows: (1) initial equity contribution commitments to fund approximately €155 million of project and financing costs during construction (approximately €30 million of which was contributed prior to financial close in September 2014); (2) lending commitments up to €25 million to fund working capital shortfalls in the project company during operations; and (3) up to €75 million commitment in the aggregate to provide support payments to the project company, under certain circumstances, in the event waste revenue falls below minimum levels (set far below anticipated levels). As of September 30, 2015, Covanta Energy has satisfied its equity funding commitments for construction. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt of the Notes to the Consolidated Financial Statements in our Form 10-K.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of September 30, 2015, we had approximately $55 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment.
New York City Waste Transport and Disposal Contract
In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of September 30, 2015, we had approximately $30 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Note 3. Growth and Contract Transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2015 and our results of operations for the three and nine months ended September 30, 2015, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2014 (“Form 10-K”), to which the reader is directed for additional information.
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
During the nine months ended September 30, 2015 we have entered into agreements to exchange the majority of our investments in China. For additional information see Item. 1 Financial Statements - Note 4. Assets Held for Sale.
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

•
Expand through acquisitions and/or development in selected attractive markets. We seek to grow our portfolio primarily through acquisitions and the development of new facilities or businesses where we believe that market and regulatory conditions will enable us to utilize our skills and invest our capital at attractive risk-adjusted rates of return. We are currently focusing on opportunities in the United States, Canada, Ireland, and China. In the United States, in addition to our traditional EfW business, we are focused on expanding our environmental service offerings through both organic growth and acquisitions.

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

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following in 2015:
Growth
Acquisitions

•
In August 2015, we acquired Waste Recovery Solutions, Inc., and in September 2015, we acquired Chesapeake Waste Solutions Inc., both of which are environmental services companies located in Pennsylvania, for a total of $20 million.

•
In May 2015, we acquired Advanced Waste Services, Inc. ("AWS"), an environmental services company headquartered in Milwaukee, Wisconsin for $48 million. AWS operates four industrial waste treatment facilities located throughout the midwestern United States that specialize in non-hazardous waste collection, transportation, disposal and on-site cleaning services for commercial and manufacturing clients.

•
The acquisitions discussed above will expand our presence in the environmental services sector and allows us to drive non-hazardous industrial waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offers us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients. For further information see Item. 1 Financial Statements - Note 3. Growth and Contract Transactions.

New Business / Assets

•	The Durham-York EfW Facility began processing waste in the first quarter of 2015 and is expected to commence commercial operations in the first quarter of 2016.

•
We began service for the Queens marine transfer station under our contract with New York City during the first quarter of 2015. For further information see Item. 1 Financial Statements - Note 3. Growth and Contract Transactions.

Capital Reallocation

•
In July 2015 we entered into an agreement to exchange our interests in China for an approximately 15 percent share in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90 percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million. The transactions are subject to Chinese government approvals, which we believe are probable in obtaining, and are expected to be completed in late 2015 through the first quarter of 2016. For further information see Item. 1 Financial Statements - Note 4. Assets Held for Sale.

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
Business Outlook
In 2015 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, organic growth and acquisitions, and our ability to manage facility production and operating costs. Based upon current assumptions for market prices upon contract expirations, future contract transitions in the aggregate are expected to adversely impact our financial results; however, over the long-term we expect that these impacts will be more than offset by the combined benefits of our organic growth initiatives, such as metals recovery systems and increased profiled waste revenue, cost efficiencies expected under our cost savings initiatives and our new contracts such as New York City, Dublin and Pinellas County and the expansion of our environmental services business through acquisitions.
Factors Affecting Business Conditions and Financial Results
Economic - The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. Waste markets tend to be affected, both with respect to volume and price, by local and regional economic activity, as well as state and local waste management policies.
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
At the same time, United States natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell that is not under fixed-price contracts. Energy markets tend to be affected by regional supply and demand, as well as national economic activity and regulations. During 2015, there has been a significant decrease in market pricing for natural gas and electricity, as compared to the same period last year, which has negatively impacted our results. For further information refer to the pricing indices chart below.
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

	As of
	September 30, 2015	December 31, 2014	September 30, 2014
Consumer Price Index (1)	—%	0.8%	1.7%
PJM Pricing (Electricity) (2)	$28.03	$35.38	$33.79
NE ISO Pricing (Electricity) (3)	$29.22	$40.90	$33.98
Henry Hub Pricing (Natural Gas) (4)	$2.74	$3.75	$3.92
#1 HMS Pricing (Ferrous Metals) (5)	$219	$322	$358

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q3 2015, Q4 2014 and Q3 2014. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q3 2015, Q4 2014 and Q3 2014. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q3 2015, Q4 2014 and Q3 2014. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update,

Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q3 2015, Q4 2014 and Q3 2014. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.
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
We generated 83% of our waste and service revenue in the North America segment in 2014 under contracts at set rates, while 17% was generated at prevailing market prices. Our waste service and energy contracts expire at various times between 2015 and 2038. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project and/or the real estate to which a contract relates, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenue. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. As our waste service agreements at facilities we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenue to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts.

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
Our 2015 projected mix of contracted and market-exposed energy generation is as follows:

Projected Energy Megawatt Hours (MWh) At Market and Contracted by Facility Type (a)	Full Year 2015E As of October 1, 2015
EfW
At Market	1.4
Contracted & Hedged	4.4
Total EfW	5.8
Biomass (b)
At Market	0.3
Contracted	0.3
Total Biomass	0.6
Total	6.4

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

CONSOLIDATED RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenue and operating expenses and the quantification of specific factors affecting or causing such changes is provided in the segment discussion below.
The comparability of the information provided below with respect to our revenue, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Execution on Strategy and in Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions of the Notes to the Consolidated Financial Statements in our Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions which are reflected in comparative revenue and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
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
“Transactions”: includes the impacts of acquisitions, divestures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended September 30, 2015 and 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$283	$252	$282	$252	$31	$30
Recycled metals revenue	16	26	16	26	(10)	(10)
Energy revenue	108	120	98	110	(12)	(12)
Other operating revenue	15	16	15	15	(1)	—
Total operating revenue	422	414	411	403	8	8
OPERATING EXPENSES:
Plant operating expenses	260	248	251	240	12	11
Other operating expenses	18	19	18	18	(1)	—
General and administrative expenses	20	26	19	24	(6)	(5)
Depreciation and amortization expense	50	51	52	51	(1)	1
Net interest expense on project debt	3	3	2	2	—	—
Net write-off	—	48	—	34	(48)	(34)
Total operating expenses	351	395	342	369	(44)	(27)
Operating income	$71	$19	$69	$34	$52	$35

Plus: Net write-off	$—	$48	$—	$34
Operating income excluding Net write-off:	$71	$67	$69	$68	$4	$1
Nine Months Ended September 30, 2015 and 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$805	$760	$803	$759	$45	$44
Recycled metals revenue	49	72	49	72	(23)	(23)
Energy revenue	319	350	292	320	(31)	(28)
Other operating revenue	40	65	40	63	(25)	(23)
Total operating revenue	1,213	1,247	1,184	1,214	(34)	(30)
OPERATING EXPENSES:
Plant operating expenses	849	798	825	772	51	53
Other operating expenses	55	66	55	64	(11)	(9)
General and administrative expenses	71	73	67	70	(2)	(3)
Depreciation and amortization expense	148	157	147	155	(9)	(8)
Net interest expense on project debt	10	8	6	7	2	(1)
Net write-off	24	64	24	50	(40)	(26)
Total operating expenses	1,157	1,166	1,124	1,118	(9)	6
Operating income	$56	$81	$60	$96	$(25)	$(36)

Plus: Net write-offs	$24	$64	$24	$50
Operating income excluding Net write-offs:	$80	$145	$84	$146	$(65)	$(62)

Operating Revenue
Waste and Service Revenue
For the three month comparative period, waste and service revenue on a consolidated and North America segment basis increased by $31 million and $30 million, respectively.
Waste and service revenue from EfW operations increased by $3 million year-over-year, impacted by the following:

•	same store revenue increased by $6 million, or 2.7%, primarily driven by price improvement;

•	waste processing revenue related to contract transitions decreased by $4 million;

•	revenue earned explicitly to service project debt decreased by $2 million; and

•	transaction activity increased revenue by $2 million.
Waste and service revenue from non-EfW operations increased by $28 million primarily due to the start-up of the New York City MTS contract and contribution from newly acquired environmental services businesses.
For the nine month comparative period, waste and service revenue on a consolidated and North America segment basis increased by $45 million and $44 million, respectively.
Waste and service revenue from EfW operations decreased $6 million year-over-year, impacted by the following:

•	same store revenue increased by $10 million, or 1.5%, driven by price improvement from contractual escalations and profiled waste growth;

•	waste processing revenue related to contract transitions decreased by $15 million;

•	transaction activity contributed $3 million; and

•	revenue earned explicitly to service project debt decreased by $7 million.
Revenue from non-EfW operations increased by $51 million primarily due to the start-up of New York City MTS contract and contribution from newly acquired environmental services businesses.

Consolidated (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Nine Month
Waste and service revenue unrelated to project debt	$280	$247	$795	$743	$33	$52
Revenue earned explicitly to service project debt - principal	2	5	8	15	(3)	(7)
Revenue earned explicitly to service project debt - interest	1	—	2	2	1	—
Total waste and service revenue	$283	$252	$805	$760	31	45

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Nine Month
Contracted	4.4	4.2	12.7	11.4	0.2	1.3
Uncontracted	0.5	0.6	1.7	2.2	(0.1)	(0.5)
Total Tons	4.9	4.8	14.4	13.6	0.1	0.8
(1) Includes solid tons only. Certain amounts may not total due to rounding.
Recycled Metal Revenue
For the three month comparative period, recycled metals revenue on both a consolidated and North America segment basis decreased by $10 million, driven entirely by a decline in recycled metal market pricing.
For the nine month comparative period, recycled metals revenue on both a consolidated and North America segment basis decreased by $23 million, with a $24 million impact from lower prices partially offset by $1 million from higher volume of recovered metals, primarily as a result of the installation of new non-ferrous recovery systems.

	For the Quarters Ended
Recycled Metal Revenue (in millions):	2015	2014	2013
March 31,	$16	$21	$16
June 30,	17	25	17
September 30,	16	26	19
December 31,	—	21	21
Total for the Year Ended December 31,	N/A	$93	$73

	Three Months Ended September 30,
	Recycled Metal Revenue by Type (In millions)		Net Tons Recovered by Type (In thousands) (1)
	2015	2014	2015	2014
Ferrous Metal	$10	$18	90	92
Non-Ferrous Metal	6	8	9	8
Total	$16	$26

(1) Covanta share only.

Energy Revenue
For the three month comparative period, energy revenue on a consolidated basis decreased by $12 million.
Energy revenue from EfW operations decreased by $3 million year-over-year, impacted by the following:

•	same store revenue decreased by $4 million due to lower energy market prices and $1 million due to lower volume;

•	transactions contributed $1 million; and

•	contract transitions contributed $2 million primarily due to additional energy revenue share.
Energy revenue from non-EfW operations decreased by $9 million, driven primarily from economically dispatching a biomass facility.
For the nine month comparative period, energy revenue on a consolidated basis decreased by $31 million.
Energy revenue from EfW operations decreased $7 million year-over-year, impacted by the following:

•	same store revenue decreased by $19 million, primarily driven by $17 million in lower energy pricing;

•	transactions contributed $2 million; and

•	contract transitions contributed $11 million primarily due to additional energy revenue share.
Energy revenue from non-EfW operations decreased by $24 million, driven by a $21 million decrease in revenue primarily from economically dispatching a biomass facility and $3 million in lower steam revenue from a facility in China.

Energy Sales Revenue and MWh by Contract Status and Facility Type (in millions):

	Three Months Ended September 30,
	2015			2014			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$12	0.39	23%	$13	0.32	19%
Contracted	59	0.77	47%	62	0.82	49%
Hedged	15	0.33	20%	14	0.33	20%
Total EfW	$86	1.49	90%	$89	1.47	88%	$(3)	0.02
Biomass
At Market	$2	0.08	5%	$3	0.09	5%
Contracted	10	0.08	5%	18	0.11	7%
Hedged	—	—	—%	—	—	—%
Total Biomass	$12	0.16	10%	$21	0.20	12%	$(9)	(0.04)
Total	$98	1.65	100%	$110	1.67	100%	$(12)	(0.02)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

Other Operating Revenue
The decrease of $1 million and $25 million in other operating revenue for the three and nine month comparative period, respectively, was primarily due to lower construction revenue.

Operating Expenses
Plant Operating Expenses
For the three month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $12 million and $11 million, respectively.
Plant operating expenses from EfW operations increased by $6 million year-over-year, primarily impacted by the following:

•
plant maintenance increased by $2 million, driven by an increase of $3 million due to the adoption of the service concession arrangement accounting guidance (for further information, see Item 1. Financial Statements - Note 1. Organization and Basis of Presentation) and increased expenses related to transactions, partially offset by lower same store costs; and

•
other plant operating expenses increased by $4 million, driven by higher same store costs and the impact of contract transitions (reduction in client pass-throughs under service fee contract structures).

Plant operating expenses from non-EfW operations in our North America segment increased by $5 million related to newly acquired environmental services businesses and the start-up of the New York City MTS contract, partially offset by economically dispatching a biomass facility.
For the nine month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $51 million and $53 million, respectively.
Plant operating expenses from EfW operations increased $31 million year-over-year, impacted by the following:

•	plant maintenance expense increased by $21 million, driven by:

•	a same store decrease of $8 million primarily due lower scheduled maintenance;

•
an increase of $25 million due to the adoption of the service concession arrangement accounting guidance. For further information, see Item 1. Financial Statements - Note 1. Organization and Basis of Presentation; and

•	an increase of $4 million related to transactions.

•
other plant operating expenses increased by $10 million, driven by higher same store costs, the impact of contract transitions (reduction in client pass-throughs under service fee contract structures), and additional costs relate to transactions.

Plant operating expenses from non-EfW operations in our North America segment increased by $22 million, with additional expenses related to newly acquired environmental services businesses and the start-up of the New York City MTS contract, partially offset by economically dispatching a biomass facility.

North America segment (in millions):	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
Plant Operating Expenses:
Plant maintenance (1)	$46	$46	$212	$191	$—	$21
All other	205	194	613	581	11	32
Plant operating expenses	$251	$240	$825	$772	11	53

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expenses.
Other Operating Expenses
Other operating expenses in our North America segment decreased by $1 million for the three month comparative period primarily due to lower construction expense for projects on behalf of municipal clients. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
Other operating expenses in our North America segment decreased by $9 million for the nine month comparative period primarily due to lower construction expense for projects on behalf of municipal clients. For additional information, see Item 1. Financial Statements - Note 9. Supplementary Information - Other Operating Expenses.
General and Administrative Expenses
Consolidated general and administrative expenses decreased by $6 million for the three month period as compared to the same period in 2014 due to costs incurred in 2014 to implement cost savings initiatives and lower compensation expenses. For the nine month period, consolidated general and administrative expenses decreased by $2 million compared to the same period in 2014, with costs related to executive separation agreements and certain other higher costs in 2015 more than offset by lower compensation expenses in 2015 and the incurrence of costs to implement cost saving initiatives in 2014.
Net Write-offs
Biomass Facilities
During the nine months ended September 30, 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these recent developments, we recorded a non-cash impairment charge of $24 million, pre-tax, during the nine months ended September 30, 2015, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.
During the three months ended September 30, 2014, we identified indicators of impairment associated with our California biomass facilities, primarily that we were unsuccessful in securing new long-term power purchase agreements to replace the power purchase agreements which were approaching the end of their terms. Based on expected cash flows, we recorded a non-cash write-down of $34 million to reduce the carrying value of the California biomass assets to their estimated fair value.
Hudson Valley Energy-from-Waste Facility
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. During the nine months ended September 30, 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset for Hudson Valley EfW facility that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.

Abington Transfer Station
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) dissolved the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the nine months ended September 30, 2014, we recorded a non-cash impairment write-off of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract.
Operating Income
Excluding the net write-offs discussed above, operating income increased by $4 million and $1 million on a consolidated and North America segment basis and decreased by $65 million and $62 million for the three and nine month comparative period, respectively. For the three month comparative period, the increases were primarily due to lower general and administrative expenses (as described above), as the benefits of cost savings initiatives, the contribution of new contracts and businesses were largely offset by lower energy and recycled metal revenue (driven by lower market prices) and higher plant operating expenses due to the adoption of the service concession arrangement accounting guidance. For the nine month comparative period, the decrease was primarily due to the reduction of construction profit, with other offsetting factors impacting results as described above.
During the nine months ended September 30, 2015, we reduced our overall profit estimate related to the Durham York construction project by approximately $20 million and we now expect an overall loss on the construction project.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Nine Months Ended September 30, 2015 and 2014
Other Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
	(In millions)
Other expenses:
Interest expense	$31	$30	$92	$92	$1	$—
Non-cash convertible debt related expense	—	—	—	13	—	(13)
Loss on extinguishment of debt	—	—	2	2	—	—
Other expense, net	—	—	1	—	—	1
Total other expenses	$31	$30	$95	$107	1	(12)
During the nine months ended September 30, 2014 and 2015, we incurred approximately $2 million, pre-tax, respectively, of loss on extinguishment of debt expense, comprised of the write-off of unamortized discounts and deferred financing costs resulting from amendments to the Credit Facilities completed during these periods.
Income Tax (Expense) Benefit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	Six Month
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(11)	$16	$19	$24	$(27)	$(5)

Effective income tax rate	29%	139%	48%	93%	N/A	N/A
The decrease in the ETR primarily results from the impact of legal entity restructuring, changes in enacted state tax laws and changes in the mix of earnings. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. For additional information, see Item 1. Financial Statements - Note 8. Income Taxes.

Net Income (Loss) Attributable to Covanta Holding Corporation and Income (Loss) Per Share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Variance Increase (Decrease)
	2015	2014	2015	2014	Three Month	2015 vs 2014
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Income (Loss) Attributable to Covanta Holding Corporation	$34	$7	$(9)	$3	$27	$(12)

Income (loss) per share attributable to Covanta Holding Corporation:
Weighted Average Common Shares Outstanding:
Basic	132	130	132	130	2	2
Diluted	134	131	132	131	3	1
Loss Per Share:
Basic	$0.26	$0.05	$(0.07)	$0.02	$0.21	$(0.09)
Diluted	$0.25	$0.05	$(0.07)	$0.02	$0.20	$(0.09)
Cash Dividend Declared Per Share (1)	$0.25	$0.25	$0.75	$0.61	$—	$0.14

(1)	For information on dividends declared to stockholders, see Liquidity and Capital Resources below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2015 and 2014, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted Earnings (Loss) Per Share	$0.25	$0.05	$(0.07)	$0.02
Reconciling Items (1)	(0.03)	0.21	0.11	0.31
Adjusted EPS	$0.22	$0.26	$0.04	$0.33

(1)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2015	2014	2015	2014
Operating loss related to insurance subsidiaries	$—	$—	$—	$1
Net write-offs (1)	—	48	24	64
Severance and reorganization costs (2)	1	3	7	6
Loss on extinguishment of debt	—	—	2	2
Effect on income of derivative instruments not designated as hedging instruments	(3)	—	(3)	—
Effect of foreign exchange gain on indebtedness	1	—	2	—
Other	—	1	—	1
Total reconciling items, pre-tax	(1)	52	32	74
Pro forma income tax impact	(4)	(23)	(18)	(34)
Grantor trust activity	1	—	1	—
Total reconciling items, net of tax	$(4)	$29	$15	$40
Diluted Earnings Per Share Impact	$(0.03)	$0.21	$0.11	$0.31
Weighted Average Diluted Shares Outstanding	134	131	132	131

(1)	See Results of Operations - Net Write-offs discussion above.

(2)
The nine months ended September 30, 2015, includes $6 million of costs incurred in connection with separation agreements related to the departure of two executive officers of which $4 million relates to non-cash compensation.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources - Available Sources of Liquidity - Credit Agreement Financial Covenants), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2015. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, respectively, reconciled for each such period to net income (loss)

and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss) Attributable to Covanta Holding Corporation	$34	$7	$(9)	$3
Operating loss related to insurance subsidiaries	—	—	—	1
Depreciation and amortization expense	50	51	148	157
Debt service:
Net interest expense on project debt	3	3	10	8
Interest expense	31	30	92	92
Non-cash convertible debt related expense	—	—	—	13
Subtotal debt service	34	33	102	113
Income tax expense (benefit)	11	(16)	(19)	(24)
Net write-offs (1)	—	48	24	64
Loss on extinguishment of debt	—	—	2	2
Other adjustments:
Debt service billing in excess of revenue recognized	—	(1)	1	1
Severance and reorganization costs (2)	1	3	3	6
Non-cash compensation expense (3)	4	7	15	15
Capital type expenditures at service fee operated facilities (4)	3	—	25	—
Other (5)	2	3	9	5
Subtotal other adjustments	10	12	53	27
Total adjustments	105	128	310	340
Adjusted EBITDA	$139	$135	$301	$343

(1)	See Adjusted EPS above.

(2)	The nine months ended September 30, 2015 includes $2 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(3)	The nine months ended September 30, 2015 includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(4)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements in order to provide comparability to prior period results. These type of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015.

(5)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flow provided by operating activities from continuing operations	$123	$121	$154	$264
Debt service	34	33	102	113
Change in working capital	(20)	(9)	16	(1)
Change in restricted funds held in trust	(15)	(13)	(14)	(14)
Non-cash convertible debt related expense	—	—	—	(13)
Equity in net income from unconsolidated investments	5	2	11	5
Dividends from unconsolidated investments	(2)	—	(3)	(10)
Current tax provision	11	(2)	3	(7)
Capital type expenditures at service fee operated facilities (1)	3	—	25	—
Other	—	3	7	6
Sub-total:	(18)	(19)	45	(34)
Adjusted EBITDA	$139	$135	$301	$343

(1)	See Adjusted EBITDA above.
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
As of September 30, 2015, Covanta Energy had $1.2 billion in credit facilities, which include a $1.0 billion Revolving Credit Facility which expires in 2019 through 2020. See Available Sources of Liquidly - Credit Facilities discussion below information on restatements and amendments to our Credit Facilities (as defined below) effective April 10, 2015.
As of September 30, 2015, our available liquidity was as follows (in millions):

As of September 30, 2015
Unrestricted Cash and Cash Equivalents	$69
Borrowings available under Revolving Credit Facility	529
Total available liquidity	$598
In addition, as of September 30, 2015, we had restricted cash of $241 million, of which $83 million was designated for future payment of project debt principal.
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

2015 Dividends
Dividends declared to stockholders are as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Regular cash dividend
Declared	$34	$33	$101	$81
Per Share	$0.25	$0.25	$0.75	$0.61

Sources and Uses of Cash Flow from Continuing Operations for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase (Decrease) 2015 vs 2014
	2015	2014
	(Unaudited, in millions)
Net cash provided by operating activities	$154	$264	$(110)
Net cash used in investing activities	(401)	(201)	200
Net cash provided by (used in) financing activities	231	(167)	398
Effect of exchange rate changes on cash and cash equivalents	(4)	(3)	1
Net decrease in cash and cash equivalents	$(20)	$(107)	87
Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2015 was $154 million, a decrease of $110 million from the prior year period. The decrease was primarily due to operating performance and a decrease in cash flows from working capital as compared to the prior year.
Net cash used in investing activities from continuing operations for the nine months ended September 30, 2015 was $401 million, a net increase of $200 million from the prior year period. The increase was primarily due to higher outflows for the purchase of property, plant and equipment, primarily related to construction of the Dublin waste-to-energy facility and the acquisition of environmental services businesses.
Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2015 was $231 million, a net increase of $398 million from the prior period. The increase is due to increased borrowings under our Revolving Credit Facility, issuance of New Jersey Series tax exempt bonds, repayment of the $460 million of 3.25% Cash Convertible Senior Notes which matured on June 1, 2014, partially offset by the proceeds of the $400 million of 5.875% Senior Notes due March 2024 that were issued on March 1, 2014 and the increase in cash dividends paid during the nine months ended September 30, 2015 compared to the same period in 2014.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2015 and 2014, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flow provided by operating activities from continuing operations	$123	$121	$154	$264
Less: Maintenance capital expenditures (1)	(16)	(17)	(71)	(78)
Free Cash Flow	$107	$104	$83	$186

Weighted Average Diluted Shares Outstanding	134	131	132	131

Uses of Free Cash Flow
Investments:
Growth investments (2)	$(78)	$(50)	$(266)	$(104)
Change in restricted funds held in trust for project development	(53)	(20)	(64)	(20)
Other investing activities, net (3)	—	—	—	1
Total investments	$(131)	$(70)	$(330)	$(123)

Return of capital to stockholders:
Cash dividends paid to stockholders	$(34)	$(24)	$(100)	$(69)

Capital raising activities:
Net proceeds from issuance of corporate debt (4)	$96	$12	$98	$405
Net proceeds from issuance of project debt (5)	—	—	15	—
Net proceeds from Dublin Convertible Preferred	40	—	85	—
Net proceeds from equipment financing lease (6)	—	47	15	47
Other financing activities, net	(5)	(12)	—	(7)
Net proceeds from capital raising activities	$131	$47	$213	$445

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$—	$(1)	$(1)	$(462)
Payments related to Cash Conversion Option (7)	—	—	—	(83)
Proceeds from the settlement of Note Hedge (7)	—	—	—	83
Net cash used for scheduled principal payments on project debt (8)	(9)	(10)	(19)	(27)
Voluntary prepayment of corporate debt	—	—	—	(95)
Payment of equipment financing capital lease (6)	—	—	(3)	—
Deferred financing costs	(3)	(26)	(5)	(29)
Total debt repayments	$(12)	$(37)	$(28)	$(613)

Borrowing activities - Revolving credit facility, net	$(60)	$(100)	$146	$70

Effect of exchange rate changes on cash and cash equivalents	$(1)	$(2)	$(4)	$(3)
Net change in cash and cash equivalents	$—	$(82)	$(20)	$(107)

(1)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Maintenance capital expenditures	$(16)	$(17)	$(71)	$(78)

Capital expenditures associated with organic growth initiatives	(9)	(7)	(27)	(17)
Capital expenditures associated with the New York City contract	(9)	(7)	(28)	(45)
Capital expenditures associated with Essex County EfW emissions control system	(5)	(6)	(18)	(12)
Capital expenditures associated with construction of Dublin EfW facility	(33)	—	(123)	—
Total capital expenditures associated with growth investments	(56)	(20)	(196)	(74)
Total purchases of property, plant and equipment	$(72)	$(37)	$(267)	$(152)

(2) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capital expenditures associated with growth investments	$(56)	$(20)	$(196)	$(74)
Other organic growth investments	—	(1)	—	(1)
Investments in connection with the Dublin EfW facility, net of capital expenditures	—	(16)	—	(16)
Acquisition of business, net of cash acquired	(22)	(13)	(70)	(13)
Total growth investments	$(78)	$(50)	$(266)	$(104)
(3) Other investing activities include changes in restricted funds held in trust for project development and net payments from the purchase/sale of investment securities.
(4) Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from borrowings on long-term debt	$129	$12	$294	$412
Refinanced long-term debt	(33)	—	(195)	—
Less: Financing costs related to issuance of long-term debt	—	—	(1)	(7)
Net proceeds from issuance of corporate debt	$96	$12	$98	$405

(5)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from borrowings on project debt	$—	$63	$59	$63
Refinanced project debt	—	—	(42)	—
Change in related restricted funds held in trust	—	(63)	—	(63)
Less: Financing costs related to issuance of project debt	—	—	(2)	—
Net proceeds from issuance of project debt	$—	$—	$15	$—

(6)	During the nine months ended September 30, 2015 and 2014, we financed $47 million $15 million, respectively, for equipment related to our New York City contract.

(7)
The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash-settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option.

(8)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total scheduled principal payments on project debt	$(6)	$(15)	$(21)	$(33)
Decrease in related restricted funds held in trust	(3)	5	2	6
Net cash used for principal payments on project debt	$(9)	$(10)	$(19)	$(27)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2015, we had unrestricted cash and cash equivalents of $69 million. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations.

	As of
	September 30, 2015	December 31, 2014
	(in millions)
Domestic	$26	$18
International	43	66
Total Cash and Cash Equivalents	$69	$84
Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $200 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
Effective April 2015, we amended and restated Covanta Energy’s Credit Facilities. The amendment and restatement:

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

Availability under Revolving Credit Facility
As of September 30, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of September 30, 2015	Outstanding Letters of Credit as of September 30, 2015	Availability as of September 30, 2015
Revolving Credit Facility	$1,000	2020	$291	$180	$529
(1) The Tranche B commitment expires in March 2019.
During the nine months ended September 30, 2015, we borrowed and repaid $655 million and $509 million, respectively under the Revolving Credit Facility.
Repayment Terms
As of September 30, 2015, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Financial Covenants
The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 1. Financial Statements — Note 7. Consolidated Debt. As of September 30, 2015, we were in compliance with all of the affirmative and negative covenants under the Credit Facilities.
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

Consolidated Debt
Consolidated debt is as follows (in millions):

	As of September 30, 2015		As of December 31, 2014
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$291	$291	$145	$145
Term Loan	200	199	198	197
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	400	400
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2045	464	464	369	369
3.48% - 4.52% Equipment Leases due 2024 - 2027	74	74	62	62
Total corporate debt (including current portion)	$2,229	$2,228	$1,974	$1,973

Project Debt:
Domestic project debt - service fee facilities	$136	$141	$135	$136
Domestic project debt - tip fee facilities	23	23	29	29
Dublin Junior Term Loan due 2022	59	58	61	60
Total project debt (including current portion)	$218	$222	$225	$225

Total Debt Outstanding	$2,447	$2,450	$2,199	$2,198
As of September 30, 2015, annual scheduled payments based on the maturities of our debt, excluding net premiums, are as follows (in millions):

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$291	$291
Term Loan	—	4	5	5	5	181	200
Senior Notes	—	—	—	—	—	1,200	1,200
Tax-Exempt Bonds	—	—	—	—	—	464	464
Equipment Capital Leases	1	4	4	5	5	55	74
Project Debt	27	8	17	19	14	133	218
Total	$28	$16	$26	$29	$24	$2,324	$2,447

Long-Term Debt
4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 ("Tax-Exempt Bonds")
In August 2015, we issued two new series of fixed rate tax-exempt corporate bonds totaling $130 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Delaware Valley facility and to fund certain capital improvements at our Essex County facility. Financing costs were not material. Details of the new issues are as follows:

Series	Amount	Maturity	Coupon	Use of Proceeds
New Jersey Series 2015A	$90	2045	5.25%	Finance qualifying expenditures at Essex County Facility
Pennsylvania Series 2015A	40	2043	5.00%	Refinance outstanding tax-exempt debt
	$130
We entered into a loan agreement with the Essex County Improvement Authority under which they issued the Solid Waste Disposal Revenue Bonds (the “New Jersey Series” bonds in the table above) and loaned the proceeds to us for the purposes of financing capital improvements at our Essex County facility, including a new emissions control system. Interest on the bonds is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2016. Interest expense incurred during the construction period will be capitalized.
We entered into a loan agreement with the Delaware County Industrial Development Authority under which they issued the Refunding Revenue Bonds (the “Pennsylvania Series” bonds in the table above) and loaned the proceeds to us for the purpose of redeeming the outstanding $34 million principal amount of the Variable Rate Bonds and of refinancing $6 million of project debt due on July 1, 2015 at our Delaware Valley facility. See Variable Rate Tax-Exempt Demand Bonds due 2043 below. Interest on the bonds is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2016.
For specific criteria related to redemption features of the 4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2042 ("Tax Exempt Bonds") refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Senior Notes
For specific criteria related to redemption features of the following Senior Notes, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.

•	7.25% Senior Notes due 2020 (the "7.25% Notes")

•	6.375% Senior Notes due 2022 (the "6.375% Notes")

•	5.875% Senior Notes due 2024 (the "5.875% Notes")
Variable Rate Tax-Exempt Demand Bonds due 2043 ("Variable Rate Bonds")
In July 2013 and July 2014, we issued a total of $34 million tax-exempt corporate variable-rate demand bonds, which were secured by a letter of credit issued under our Revolving Credit Facility and had a maturity date of July 1, 2043. Proceeds from the offering were utilized to refinance project debt at our Delaware Valley facility due through July 1, 2014.
For specific criteria related to redemption features of the Variable Rate Bonds, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
In August 2015, we refinanced the $34 million of outstanding Variable Rate Bonds with the Pennsylvania Series bonds. See 4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 above.

Equipment Financing Capital Leases
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the nine months ended September 30, 2015, we borrowed an additional $15 million under these arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%.
Dublin Project Financing
In September 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin Energy-from-Waste Facility. The project financing package includes: (i) €300 million of project debt to be borrowed under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. Our initial equity investment into the project (totaling approximately €125 million) was fully utilized in the second quarter of 2015.
For key commercial terms related to the Dublin Project financing, refer to Note 11. Consolidated Debt of the Notes to Consolidated Financial Statements in our Form 10-K.
Dublin Convertible Preferred
During the nine months ended September 30, 2015, the total amount of the Dublin Convertible Preferred was used to fund construction after our equity investment into the project had been fully utilized. The Dublin Convertible Preferred is included in other noncurrent liabilities in our condensed consolidated balance sheet.
Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014, with proceeds expected to be drawn from the account to fund construction costs in 2015 after our equity investment into the project and the Dublin Convertible Preferred have been fully utilized. As of September 30, 2015, $58 million (€52 million) is included in project debt and $56 million (€50 million) is included in current restricted funds held in trust on our condensed consolidated balance sheet.
Dublin Senior Term Loan due 2021

The €250 million Dublin Senior Term Loan is expected to be drawn initially either in late 2015 or in early 2016 and then periodically through 2017 to fund remaining construction costs after the Dublin Junior Term Loan has been fully utilized.
Financing Costs and Capitalized Interest
Financing costs related to the Dublin project financing totaled $5 million for the nine months ended September 30, 2015. These costs will be amortized to interest expense using the effective interest method over the terms of the Dublin project financing. A portion of the interest expense on the Dublin project financing and costs amortized to interest expense will be capitalized during the construction phase of the project.
Project Debt - North America Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. At such owned facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the project revenue and by the project assets including the related facility. The potential recourse to us with respect to such project debt arises primarily under the operating performance guarantees described below under Other Commitments and Factors Affecting Liquidity. As of September 30, 2015, certain of our intermediate subsidiaries had recourse liability for project debt of $44 million at our Southeast Connecticut facility, which is non-recourse to us.
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
Project Debt — Other
Financing for international projects in which we have an ownership or operating interest is generally raised through commercial loans from local lenders; financing arranged through international banks; and/or bonds issued to institutional investors. Such debt is generally secured by the revenue generated by the project and by project assets and is without recourse to us. In most international projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with.
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds primarily include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenue received with respect to projects prior to their disbursement. Other funds are primarily amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds. Restricted fund balances are as follows (in millions):

	As of September 30, 2015		As of December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$75	$8	$78	$8
Debt service funds - interest	1	—	2	—
Total debt service funds	76	8	80	8
Revenue funds	4	—	2	—
Other funds	28	125	23	83
Total	$108	$133	$105	$91
Of the $241 million in total restricted funds as of September 30, 2015, approximately $83 million was designated for future payment of project debt principal.

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
Other Commitments and Factors Affecting Liquidity
Other commitments as of September 30, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$180	$2	$178
Letters of credit — other	71	6	65
Surety bonds	412	—	412
Total other commitments — net	$663	$8	$655
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
We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain or guarantee financing for a project. We have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.
Essex County Energy-from-Waste Facility
We are implementing significant operational improvements at our Essex County EfW facility, including a state-of-the-art particulate emissions control system, at a total estimated cost of approximately $90 million. Construction on the system commenced in 2014 and is expected to be completed by the end of 2016. As of September 30, 2015, we had approximately $55 million of capital expenditures remaining to be incurred related to these improvements. The facility's environmental performance is currently compliant with all environmental permits and will be further improved with the installation of this equipment. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. Growth and Contract Transactions of the Notes to Consolidated Financial Statements in our Form 10-K.
New York City Waste Transport and Disposal Contract

In 2013, New York City Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. In connection with this contract, we will invest in equipment and facility enhancements (including barges, railcars, containers, and intermodal equipment), the aggregate amount of which is expected to be approximately $140 million. Investments relating to service for the Queens transfer station commenced in 2013 and are expected to continue through the end of 2015. As of September 30, 2015, we had approximately $30 million of capital expenditures remaining to be incurred relating to this contract. For additional information, see Item 1. Financial Statements — Note 3. Growth and Contract Transactions.
Income Tax Implications on Liquidity
We had consolidated federal NOLs estimated to be $417 million for federal income tax purposes as of December 31, 2014, based on the income tax returns filed. Our federal and state NOLs reduce the cash taxes we pay and thus enhance our liquidity. We expect that our federal NOLs will be fully utilized over the next two to three years, and thereafter our cash tax liability for federal income tax will increase substantially as production tax credit carryforwards and minimum tax credits are utilized over the next several years after that. Our actual federal NOL utilization will be a function of numerous factors, including federal tax law changes that may come into effect, and any tax planning measures we are able to put into effect. For additional information, see discussion under Item 1. Financial Statements — Note 8. Income Taxes of this Form 10-Q, Item 1A. Risk Factors - We cannot be certain that our NOLs will continue to be available to offset our federal tax liability and Item 8. Financial Statements And Supplementary Data - Note 15. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.
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
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2015 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
There have been no material changes during the nine months ended September 30, 2015 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures and has concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that information required to be disclosed by the Company in reports that it submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, because of the material weaknesses discussed below.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Because such material weaknesses were determined to exist, we perform additional procedures to ensure our condensed consolidated financial statements included in this quarterly report on Form 10-Q are presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plans described below. The operation of each of the control changes will need to be observed for a period of time before management is able to conclude that the material weaknesses have been remediated. If not remediated, these material weaknesses could result in a material misstatement to our consolidated financial statements. Management continues to monitor implementation of its remediation plans and timetables and believes the efforts described below will effectively remediate both material weaknesses.
Income Taxes
As previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our management concluded that there was a material weakness in internal controls over financial reporting related to the determination and reporting of the provision for state income taxes, more specifically over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.
During the quarter ended September 30, 2015, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Additional improvements are still being implemented as part of such plan.
During the quarter, we initiated the following steps to remediate the material weakness discussed above:

•	Revised task assignments to ensure that discrete items impacting the blended state tax rate are subject to a more comprehensive review process, by successive levels of management;

•	Enhanced the review of the application of the state tax rate to cumulative deferred income tax balances;

•
Identified specific technologies minimizing our reliance on supplementary spreadsheets to perform tax calculations, reducing the risk of manual computational error and allowing for a more effective and timely review of tax accounting results;

•	Implemented procedures to recalculate actual tax accounting results to supplement analytical internal control reviews using the expected impact of discrete items as a basis.
Municipally-Owned Facility Construction Accounting
During the quarter ended September 30, 2015, our management concluded that we did not maintain effective internal control over the estimation and timeliness of the reporting of certain costs associated with an outage related to certain remediation work on the Durham York project and certain initial start-up operations related to such project. The Durham York project is our only municipally-owned project in construction or start-up. When long-term construction revenue contracts, for facilities that are municipally owned, move to a projected net loss position, as the Durham York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified.
In the quarter ended June 30, 2015, we estimated incremental costs expected to be incurred to conduct outages to modify certain equipment, and to conduct initial start-up operations. During the quarter ended September 30, 2015, we determined that our prior estimate was not sufficiently accurate, and required refinement to our projected net loss.

We have determined that our inability to estimate such outage and start-up costs with sufficient accuracy during the period they were identified constitutes a "material weakness" in our internal control over financial reporting. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."
We identified the following preliminary steps to remediate the material weakness discussed above:

•
Improve coordination among the management of several functions (operations, project management and accounting) to ensure that the information required for proper financial reporting is identified, evaluated, refined and reported on a timely basis;

•
Implement controls to improve the precision of the estimates of costs which are to be factored into the overall profitability or loss of a project involving public-owned facilities, and ensure that such precision levels are appropriately factored into our profit or loss recognition;

•	Implement review controls by project management and accounting, to ensure that project cost reports which are used as a tool to track such outage and start-up expenditures are accurately stated.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Date: October 29, 2015