Form 10-K
period 2015-12-31
COVANTA HOLDING CORP
filed 2016-02-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.4 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $0.10 par value	129,868,102 shares
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2016 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap metal and commodities;

•	our ability to renew or replace expiring contracts at comparable prices and with other acceptable terms;

•	adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, labor laws and healthcare laws;

•	failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;

•	our ability to avoid adverse publicity or reputational damage relating to our business;

•	advances in technology;

•
difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;

•	difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;

•	limits of insurance coverage;

•	our ability to avoid defaults under our long-term contracts;

•	performance of third parties under our contracts and such third parties' observance of laws and regulations;

•	concentration of suppliers and customers;

•	geographic concentration of facilities;

•	increased competitiveness in the energy and waste industries;

•	changes in foreign currency exchange rates;

•	limitations imposed by our existing indebtedness and our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;

•	exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;

•	the scalability of our business;

•	restrictions in our certificate of incorporation and debt documents regarding strategic alternatives;

•	failures of disclosure controls and procedures and internal controls over financial reporting;

•	our ability to attract and retain talented people;

•	our ability to utilize net operating loss carryforwards;

•
general economic conditions in the United States and abroad, including the availability of credit and debt financing; and other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.

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

PART I
Item 1. BUSINESS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries.
About Covanta Holding Corporation
We are organized as a holding company, which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries, which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Outside of North America, we are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion, and we hold equity interests in energy-from-waste facilities in China and Italy. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
During the second quarter of 2015, we entered into agreements to divest the majority of our investments in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
Our Energy-From-Waste Business
Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”).
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. Our facilities process approximately 20 million tons of solid waste annually, equivalent to 7% of post-recycled municipal solid waste (“MSW”) generated in the United States. We operate and/or have ownership positions in 45 EfW facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 18 waste transfer stations, 12 environmental services facilities, 4 landfills (primarily for ash disposal) and one metals processing facility, all of which are complementary to our core EfW business.
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
Energy-from-waste facilities produce energy through the combustion of non-hazardous MSW in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting, or sizing. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion and a gasification technology, in which waste is heated to create gases that are then combusted.
Environmental Benefits of Energy-From-Waste
We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. Increased use of EfW facilities can reduce GHG emissions, as the methane emitted by landfills is over 80 times more potent than carbon dioxide (“CO2”) over a 20 year period. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil fuel based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. As public planners address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.

Other Sustainable Service Offerings
In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand. Through acquisitions, we have expanded our network of facilities to enable us to provide a range of services to industrial customers for the treatment and disposal of their non-hazardous materials. These businesses are highly synergistic with our existing profiled waste business, offer us the opportunity to expand the geographical sourcing of our waste streams and expand our presence in the environmental services sector, allowing us to drive higher cost non-hazardous profiled waste volumes into our EfW facilities and access additional revenue growth opportunities.
STRATEGY
Each of our service offerings responds to customer demand for sustainable waste management services that are superior to landfilling according to the “waste hierarchy”. As indicated above, each of our service offerings is focused on providing cost effective and sustainable solutions that leverage our extensive network of EfW facilities and transfer stations in North America.
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

•
Expand through acquisitions and/or development in selected attractive markets. We seek to grow our portfolio primarily through acquisitions, competitive bids for new contracts, and development of new facilities or businesses where we believe that market and regulatory conditions will enable us to utilize our skills and/or invest our capital at attractive risk-adjusted rates of return. We focus these efforts in markets where we currently have projects in operation or under construction, and in other markets with strong economic fundamentals and predictable legal and policy support. In addition to our focus on EfW and related waste sourcing activities, we are seeking to expand our environmental service offerings through both organic growth and acquisitions.

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

•
Allocate capital efficiently for long-term shareholder value. We plan to allocate capital to maximize shareholder value by: investing in our existing businesses to maintain and enhance assets; investing in strategic acquisitions or development projects that offer attractive returns on invested capital and further our strategic goals; maintaining a strong balance sheet; and consistently returning capital to our shareholders.

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following:
New Business Development

•
During 2015, we acquired four environmental services businesses, including nine facilities, which will expand our presence in this sector and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities.

•
Construction is progressing on the Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. We expect the facility to begin commercial operations in late 2017. For additional information on the funding of project construction, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

•
Established a regional ferrous metal processing facility, located in Fairless Hills, Pennsylvania, to process the ferrous metal recovered at several of our EfW facilities in New York, New Jersey and Pennsylvania for purposes of improving product quality, expanding our potential end markets and leveraging scale to achieve lower transportation costs.

•
During 2015, we completed construction of a municipally-owned 140,000 tonne-per-year EfW facility located in the Durham Region of Canada. The facility began processing waste in the first quarter of 2015 and commenced commercial operations in January 2016 under a 20 year service fee contract.

•	We began service under our new long-term waste transportation and disposal contract with New York City from its Queens marine transfer station during the first quarter of 2015.
 Existing Business

•	In December 2015, we extended our existing service fee agreement with the York County Solid Waste and Refuse Authority through December 2035 on substantially the same terms as the existing agreement.

•
In April 2015, we extended our existing service fee agreement with the City of Long Beach, California through June 2024 on substantially the same terms as the existing agreement. The agreement will commence upon the expiration of the current agreement in December 2018.

•
Construction of a state-of-the-art particulate emissions control system at our Essex County EfW facility is ongoing and is expected to be completed by the end of 2016. The total cost of the project is expected to be approximately $90 million, of which $43 million was incurred through 2015.

Asset Reallocation
In July 2015, we entered into an agreement to exchange our interests in China for an approximately 15 percent share in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90 percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million, inclusive of $5 million of normal operational distributions. Necessary approvals from the Chinese government for the transaction are being obtained and are expected to be completed in the first half of 2016. For additional information on these activities, see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
Continuous Improvement
In 2015, we commenced a continuous improvement initiative that will utilize Lean Six Sigma methodologies.  The focus of this data-driven effort is on achieving stable operations at high performance levels, improved process efficiency and standardization across all of our facilities.  We have established a team that includes external experts and internal top performers.  This effort advances beyond the efficiency initiatives that we launched in 2014, and enhances and complements the outage optimization efforts that we have undertaken over the past several years.
Capital Allocation
Our key capital allocation activities in 2015 included the following:

•	$165 million capital returned to shareholders, including $133 million paid in dividends and $32 million for common share repurchases;

•	$184 million towards construction of the Dublin EfW facility, of which $134 million was funded by limited recourse project subsidiary financing; and

•
$162 million for other growth investments, including $69 million to acquire environmental services businesses, $30 million related to our New York City transportation and disposal contract, $26 million towards the Essex County facility emissions control system upgrade, and $34 million for various organic growth investments, including metals recovery projects.

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
We also operate and/or have ownership positions in environmental services businesses, transfer stations and landfills (primarily for ash disposal) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal or service fees.
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
The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	19	5	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
We are principally responsible for capital costs in facilities that we own; however, client communities may have a contractual obligation to fund a portion of certain capital costs, particularly if required by a change in law. We also may be required to participate in capital improvements for non-owned facilities that we operate, which would be accounted for as operating expense. In contracts with our client communities, we agree to operate the facility and meet minimum performance standards. Typically these include waste processing, energy efficiency standards, energy production and environmental standards. Unexcused failure to meet these requirements or satisfy the other material terms of our agreement, may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

Contracted and Merchant Revenue
We generated 84% of our waste and service revenue in the North America segment in 2015 under contracts at set rates, while 16% was generated at prevailing market prices. Our waste disposal / service and energy contracts expire at various times between 2016 and 2038. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenue. To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients. We project 2016 contracted waste and service revenue in North America segment to approximate 2015 levels.
As our waste service agreements at facilities that we own or lease expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenue to us. The expiration of existing energy contracts at these facilities will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. We expect that multi-year contracts for waste supply at these facilities will continue to be available on acceptable terms in the marketplace, at least for a substantial portion of facility capacity, as municipalities continue to value long-term committed and sustainable waste disposal capacity. We also expect that an increasing portion of system capacity will be contracted on a shorter-term basis, and so we will have more frequent exposure to waste market risk. We expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased, we entered into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce in order to limit our energy revenue "at risk", and will not involve speculative energy trading.
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
In addition, we are currently focused on expanding our environmental service offerings through both organic growth and acquisitions. The acquisitions will allow us to establish a presence in the environmental services sector, expand the geographical sourcing of our waste streams and drive non-hazardous profiled waste volumes into our EfW facilities.  These acquired businesses typically accept waste under short-term contractual arrangements.
We currently operate EfW projects in 16 states and two Canadian provinces. The following map illustrates our EfW and environmental services facility locations in North America:

Summary information regarding our North America segment energy-from-waste assets is provided in the following table:

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
	TIP FEE STRUCTURES
1.	Fairfax County (2)	Virginia	3,000	93.0	Owner/Operator	2021	N/A
2.	Southeast Massachusetts (3)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2017
3.	Delaware Valley	Pennsylvania	2,688	87.0	Owner/Operator	2035	2016
4.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	2027
5.	Indianapolis (4)(5)	Indiana	2,362	6.5	Owner/Operator	2018	2028
6.	Niagara (4)	New York	2,250	50.0	Owner/Operator	2035	2017-2024
7.	Essex County (6)	New Jersey	2,277	66.0	Owner/Operator	2032	N/A
8	Haverhill (6)	Massachusetts	1,650	44.6	Owner/Operator	N/A	N/A
9.	Union County (6)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
10.	Plymouth (6)	Pennsylvania	1,216	32.0	Owner/Operator	N/A	N/A
11.	Tulsa (4)(6)	Oklahoma	1,125	16.8	Owner/Operator	2022	2019
12.	Camden (6)	New Jersey	1,050	21.0	Owner/Operator	N/A	N/A
13.	Alexandria/Arlington (6)	Virginia	975	22.0	Owner/Operator	N/A	2023
14.	Stanislaus County	California	800	22.4	Owner/Operator	2027	2016
15.	Bristol (6)	Connecticut	650	16.3	Owner/Operator	2034	N/A
16.	Lake County	Florida	528	14.5	Owner/Operator	N/A	2024
17.	Warren County (6)	New Jersey	450	13.5	Owner/Operator	N/A	N/A
18.	Springfield (6)	Massachusetts	400	9.4	Owner/Operator	2024	N/A
19.	Pittsfield (4)	Massachusetts	240	0.9	Owner/Operator	N/A	2020
	SERVICE FEE (OWNED) STRUCTURES
20.	Onondaga County	New York	990	39.2	Owner/Operator	2035	2025
21.	Huntington	New York	750	24.3	Owner/Operator	2019	2027
22.	Babylon	New York	750	16.8	Owner/Operator	2019	2027
23.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2017	2017
24.	Marion County	Oregon	550	13.1	Owner/Operator	2017	2017
	SERVICE FEE (OPERATED) STRUCTURES
25.	Pinellas County	Florida	3,150	75.0	Operator	2024	2024
26.	Miami-Dade County (3)(6)	Florida	3,000	77.0	Operator	2023	N/A
27.	Honolulu (3)(7)	Hawaii	2,950	90.0	Operator	2032	2033
28.	Lee County (7)	Florida	1,836	57.3	Operator	2024	2028
29.	Montgomery County (6)(7)	Maryland	1,800	63.4	Operator	2021	N/A
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
31.	Long Beach	California	1,380	36.0	Operator	2024	2018
32.	York County	Pennsylvania	1,344	42.0	Operator	2035	2016
33.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
34.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2017	2016
35.	Pasco County	Florida	1,050	29.7	Operator	2024	2024
36.	Harrisburg (6)	Pennsylvania	800	20.8	Operator	2017	2034
37.	Burnaby	British Columbia	800	23.9	Operator	2025	2025
38.	Huntsville (4)	Alabama	690	—	Operator	2016	N/A
39.	Kent County	Michigan	625	16.8	Operator	2023	2023
40.	MacArthur	New York	486	12.0	Operator	2030	2027
41.	Durham-York	Durham Region, Canada	480	17.4	Operator (In Service January 2016)	2035	N/A
		SUBTOTAL	53,638	1,405.0

(1)
Expiration dates are for significant contracts; expiration dates refer to contracts with the host client communities (if any) or other contracts representing at least 40% of facility waste capacity. "N/A" denotes that no contract represents greater than 40% of facility capacity.

(2)	This facility transitioned from a service fee (owned) to a tip fee contract effective February 2016.

(3)	These facilities use a refuse-derived fuel technology.

(4)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is part of, not in addition to, the design capacity megawatts ("MW") listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	66
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5
At our Niagara EfW Facility, we export steam to local customers under various agreements which expire between 2017 and 2024.

(5)
In February 2016, an intermediate level appellate court in Indiana ruled that the City of Indianapolis had not followed applicable procurement rules relating to an amendment to the City’s contract with us, and that, therefore, the amendment was void.  The amendment had been entered into in 2014 and had extended our contract until 2028.

(6)	These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates.

(7)	The client has a termination option under the service agreement.
Other Waste Management Infrastructure and Operations
In conjunction with our EfW business, we also own and/or operate 18 transfer stations, 12 environmental services facilities, one regional metals recycling facility, and 4 landfills (primarily utilized for ash disposal). We utilize these assets to supplement and more efficiently manage the waste supply, ash disposal requirements, and metals processing activities at our EfW operations, and in some cases to expand our sustainable solutions service offerings. Recent acquisitions will expand our presence in the environmental services sector and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offer us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients.
Biomass Projects
Currently, our five California biomass facilities are in economic dispatch. Our two Maine biomass facilities are expected to be placed in economic dispatch at the end of the first quarter of 2016. If market conditions improve, we may re-start some or all of our biomass facilities. In each of the years 2015, 2014, and 2013, revenue from our biomass projects represented less than 4% of our North America segment revenue.
OTHER PROJECTS
Outside the North America segment, we currently have interests in international power projects in Ireland, China and Italy, all but one of which are EfW projects. We intend to pursue additional international EfW projects where the regulatory and market environments are attractive. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the United States, as described below and discussed in Item 1A. Risk Factors.

Summary information regarding our other EfW projects is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Waste Service	Energy
	ENERGY-FROM-WASTE
	TIP FEE STRUCTURES
1.	Dublin (1)	Ireland	1,800	58	100% Owner/Operator (Under Construction)	2062	N/A
2.	Chengdu (2) (5)	China	1,800	36	49% Owner/JV Operator	2033	N/A
3.	Tongxing (3) (5)	China	1,200	24	16% Owner/JV Operator	2027	N/A
4.	Trezzo	Italy	500	18	13% Owner/JV Operator	2023	2023
5.	Taixing (4) (5)	China	350	N/A	85% Owner/Operator	2034	2018
		SUBTOTAL	5,650	136

(1)
We expect operations to commence in late 2017. We will operate the facility under a 45-year public-private-partnership agreement, after which ownership of the facility will transfer to Dublin City Council. Waste supply contracts will be entered into with private waste haulers.

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

(5)
During the second quarter of 2015, we entered into agreements to divest the majority of our investments in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
Post-recycled municipal solid waste generation in the United States is over 275 million tons per year, of which the EfW industry processes approximately 11% (of which we process approximately two-thirds).
EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with more than 80 facilities currently in operation that collectively process approximately 30 million tons of post-recycled solid waste and serve the needs of over 30 million people and produce enough electricity for the equivalent of 1.2 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. Nearly 1,600 EfW facilities are in use today around the world, with a capacity to process approximately 230 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, EfW is designated as a superior solution to landfilling.
Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 13% of electricity is generated from renewable sources, approximately half of which is hydroelectric power.
EfW contributes approximately 5% of the nation’s non-hydroelectric renewable power. EfW is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.
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
At our biomass facilities, lower energy prices combined with higher fuel prices have caused us to economically dispatch operations, pending improved market conditions.
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however there is not a precise correlation between our results and changes in these metrics.

	As of December 31,
	2015	2014	2013	2012
Consumer Price Index (1)	0.7%	0.8%	1.5%	1.7%
PJM Pricing (Electricity) (2)	$36.00	$56.99	$41.93	$34.76
NE ISO Pricing (Electricity) (3)	$42.93	$64.58	$56.43	$36.08
Henry Hub Pricing (Natural Gas) (4)	$2.60	$4.33	$3.72	$2.75
#1 HMS Pricing (Ferrous Metals) (5)	$217	$355	$344	$368
Scrap Metals - Old Sheet & Old Cast (6)	$0.59	$0.72	$0.71	$0.72

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for full year. Calculated using the high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb) published by American Metal Market.
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which can vary regionally, but generally are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expense and may trigger material price increases for a portion of the electricity and steam we sell.
Performance - Our EfW facilities have historically demonstrated consistent reliability; our average boiler availability was 91% in 2015. We have historically met our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, plant operating expense and safety and environmental performance.

Waste, Energy and Metals Markets - We compete in waste markets that are highly competitive. In the United States, the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:

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
In the waste market of our North America segment, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our service fee EfW facilities, we typically do not compete in this market because we do not have the contractual right to solicit merchant waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our EfW facilities governed by tip fee contracts and our waste procurement services businesses, we are responsible for obtaining waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These EfW projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies, which include waste collection operations, and thus have the ability to control supplies of waste, which may restrict our ability to offer services at attractive prices. Our business does not include traditional waste collection operations.
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
We currently sell the majority of our electricity and other energy product output pursuant to contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output into competitive energy markets or pursuant to short-term contracts and, as such, generally expect to have a growing exposure to energy market price volatility.
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
Electricity and steam prices in the markets where the majority of our facilities are located are heavily impacted by movements in natural gas prices. The substantial increase in unconventional or shale gas supply has created downward pressure on gas prices relative to historical levels and therefore prices for the electricity we sell that is not under contract. However, when demand for gas is high during certain seasons or weather conditions, the gas pipeline system has been limited in its ability to transport enough gas to certain regions, such as New England and California. As result, gas prices can experience short-term spikes, and electricity prices follow.

Several long-term trends are expected to affect U.S. natural gas prices; including shale gas production, storage capacity, liquefied natural gas ("LNG") exports, regulation, coal plant retirements, as well as industrial, transportation and residential demand. Furthermore, regional natural gas prices, especially in the Northeast are expected to be affected by changes in regional production and transportation capacity.
We generally enter into short-term contracts for sales of recovered ferrous and non-ferrous metals with processors and end-users (i.e., mills). We compete with other suppliers who are generally not in the EfW industry and whose product may be less costly to process than metals from EfW sources. In addition, third parties to whom we sell our metals are often not well-capitalized, which creates greater credit and performance risk to us than we typically experience in our other lines of business. Because of these and other factors, and because we expect to continue to enhance our metals recovery activities, we generally expect to have a growing exposure to metals market volatility. We also have enhanced our focus on mitigating commercial risks associated with metals recovery and revenue generation.
Technology, Research and Development
In our EfW business, we own and/or operate EfW facilities that utilize various technologies from several different vendors, including mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional EfW projects internationally, we will consider mass-burn combustion and other technologies that best fit the needs of the local environment of a particular project.
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
A number of other companies are similarly engaged in new technology development focused on extracting energy from waste materials through a variety of technical approaches, including: gasification, pyrolysis or other combustion designs; converting waste to fuels or other commodities; or processing waste to enable co-firing in larger power plants or industrial boilers.  Firms engaged in these activities generally are less well-capitalized than Covanta, although some engage in joint ventures with larger and more well-capitalized companies. To date, we believe such efforts have not produced technologies that offer economically attractive alternatives in the absence of policy support.
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

The Environmental Regulatory Laws also require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental authority, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expense, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.
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
EPA is currently conducting a combined Risk and Technology Review for the large MWC source category and will subsequently propose revised MWC MACT rules. While the scope of and timing for implementation of these rules is uncertain, the revised MWC MACT rules are expected to lower existing MWC MACT emission limits for most, if not all, regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time, to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our MWC facilities.
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
Revised Ground Level Ozone Standards — On October 26, 2015, EPA published a final rule to revise and strengthen the National Ambient Air Quality Standards ("NAAQS") for ground-level ozone or “smog”. Once implemented by EPA and affected states, this rule could impact changes to our existing air permits that we may pursue in the future.
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
Many of these same policy considerations apply equally to other renewable technologies. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether EfW and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.
In October 2015, EPA published two new rules regulating greenhouse gas emissions. The first rule, the Clean Power Plan, regulates existing fossil fuel fired electric generating units. The second regulation sets greenhouse gas emissions standards for new power plants. Our facilities are not regulated entities under either of these rules. States are required to develop their plans for implementing the new emission guidelines by 2016 or request an extension until 2018. Depending on the specific details of the state plans, implementation of the Clean Power Plan may create additional demand for our power and new MWC capacity may benefit from certain credits; implementation scope and schedule is uncertain as a result of court challenges. We cannot predict at this time the magnitude of the potential impact to our business of these newly promulgated rules. We continue to closely follow developments in this area.
In addition to the new EPA rules, several initiatives have been developed at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•
The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect EfW facilities. We operate one fossil-fuel fired boiler at our Niagara facility included in the RGGI program.

•
California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California EfW facilities, but not our biomass facilities. 2013 and 2014 regulatory amendments excluded EfW facilities from the cap-and-trade program through the end of 2015. The future treatment of EfW facilities under this program is uncertain at this time.

•
The province of Ontario, Canada is currently in the process of developing a greenhouse gas cap and trade program, which could impact the Durham-York facility. We cannot predict at this time the outcome of this policy development and its potential impact on our business.

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
EMPLOYEES
As of December 31, 2015, we employed approximately 3,800 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 7% are represented by organized labor. Currently, we are party to 10 collective bargaining agreements: five expire in 2016; two expire in 2017; two expire in 2018 and one expires in 2019. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2016.

Name and Title	Age	Experience
Stephen J. Jones President and Chief Executive Officer	54
President and Chief Executive Officer since March 2015. Prior to joining Covanta, Mr. Jones was employed by Air Products and Chemicals, Inc. (“Air Products”), a global supplier of industrial gases, equipment and services from 1992 through September 2014. Mr. Jones served as Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy, from April 2009 through September 2014. Mr. Jones also served as Air Products’ China President from June 2011 through September 2014 at Air Products’ office in Shanghai. He was also a member of Air Products’ Corporate Executive Committee from 2007 through September 2014. Mr. Jones joined Air Products in 1992 as an attorney in the Law Group representing various business areas and functions and in 2007 he was appointed Senior Vice President, General Counsel and Secretary.

Michael J. de Castro Executive Vice President, Supply Chain	53
Executive Vice President, Supply Chain since July 2015. Prior to joining Covanta, Mr. de Castro was employed by Air Products beginning in 2006, serving in various operational capacities including Director, Global Operations Americas.  Mr. de Castro left Air Products in 2010 to become Chief Executive Officer of Interstate Waste Services ("IWS") located in Basking Ridge, NJ.  In 2013, he returned to Air Products, serving as Director, Global Operations Strategic Development and most recently as Fulfillment Director in the Performance Materials Division. Prior to his tenure at IWS and Air Products, Mr. de Castro held a variety of positions at American Ref-Fuel Company for 16 years, culminating with the role of Vice President, Operations.

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	39
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

Matthew R. Mulcahy Senior Vice President and Head of Corporate Development	52
Senior Vice President and Head of Corporate Development since 2012. Mr. Mulcahy served as Senior Vice President of Business Development for Covanta Energy Americas, Covanta’s domestic business operation, from 2007 through 2011. From 2003 to 2007, Mr. Mulcahy served as Vice President of Covanta Secure Service and TransRiver Marketing, a Covanta subsidiary. From 2000 to 2003, Mr. Mulcahy was Covanta’s Vice President, Project Implementation. Mr. Mulcahy joined Covanta in 1990.

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	57
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

Derek W. Veenhof Executive Vice President, Sustainable Solutions	49
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

Michael A. Wright Senior Vice President and Chief Human Resources Officer	53
Senior Vice President and Chief Human Resources Officer since June 2009. Mr. Wright served as President of The Wright Group, Inc., a boutique human capital consulting firm from April 2008 to April 2009, prior to which Mr. Wright spent 25 years serving in a variety of positions at the Altria family of companies (Kraft and Philip Morris), including Vice President-Human Resources & Technology for Altria Corporate Services, Inc. from 2006 to 2008.

Name and Title	Age	Experience
Neil C. Zieselman Vice President and Chief Accounting Officer	40
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
Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to these all of these revenue categories could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.
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
As we enter into contracts to provide new services or services through new or different methods, such as our waste transportation and disposal contract with New York City or our acquired environmental services businesses, we may face additional operating risks. These may include:

•	performance by multiple contractors critical to our ability to perform under our new customer agreements;

•	logistics associated with transportation of waste via barge, rail or other methods with which we have limited experience;

•	reliance on joint venture parties or technology providers with whom we have limited experience; and

•	risks associated with providing new materials handling or treatment services.
Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations.
The operation of our businesses involves many risks, including:

•	supply or transportation interruptions;

•	the breakdown, failure or unplanned maintenance or repair of equipment or processes;

•	difficulty or inability to find suitable replacement parts for equipment;

•	the unavailability of sufficient quantities of waste or fuel;

•	fluctuations in the heating value of the waste we use for fuel at our EfW facilities;

•	failure or inadequate performance by subcontractors;

•	disruption in the transmission of electricity generated;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and

•	the exercise of the power of eminent domain.
We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse effect on our cash flows and results of operations.
Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.
For the EfW facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2016 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenue. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
Where we have leasehold interests, we cannot assure you that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.

Changes in public policies and legislative initiatives could materially affect our business and prospects.
There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The EPA has proposed rules which require states to develop plans to reduce carbon emissions from the energy sector, through a variety of methods generally subject to state discretion. Our business and future prospects could be adversely affected if renewable technologies we use were not included among those technologies identified in any final laws or regulations as being clean or renewable or greenhouse gas reducing, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.
Our revenue and cash flows may decline if we are not successful in retaining rights or such rights terminate to operate facilities after our contracts expire.
We operate some facilities owned by municipal clients, under long-term contracts. If, when existing contracts expire, we are unable to reach agreement with our municipal clients on the terms under which they would extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.
At a limited number of facilities we operate that are owned by municipal clients, our clients have certain rights to terminate such contracts without cause. If any such terminations were to occur, this may adversely affect our revenue, cash flow and profitability. We cannot assure that such contract terminations will not occur in the future.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than service fee structures.
Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than under service fee structures. Due to the nature of tip fee structures, if that were to occur, we may be exposed to greater performance and price risk on the energy we sell.
Some of our EfW projects involve greater risk of exposure to performance levels which, if not satisfied, could result in materially lower revenue.
At our EfW facilities where tip fee structures exist, we receive 100% of the energy revenue they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenue from energy sales could materially decrease.
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
Significant changes in weather patterns and volatility could have a negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to increased operating costs, capital expense, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, limited availability of water for plant cooling operations, and changes in energy pricing, among other effects.
Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, expand existing projects, acquire certain businesses and refinance our existing debt.
Our business is capital intensive, and we seek to finance a significant portion of our existing assets, as well as our investments in new assets, with debt capital to the extent that we believe such financing is prudent and accretive to stockholder value.
As of December 31, 2015, we had approximately $2.5 billion in long-term debt and project debt. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.
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
Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste, produce or extract by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management or power production to a level below our costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenue, profitability and the value of our existing facilities.
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
Our waste operations are concentrated in one region and expose us to regional economic or market declines.
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
Energy regulation could adversely affect our revenue and costs of operations.
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
If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenue or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenue received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.
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
We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in global markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility and we might not successfully respond to these changes.
Future impairment charges could have a material adverse impact on our financial condition and results of operations.
In accordance with accounting guidance, we evaluate long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate the carrying amount may not be recoverable. Significant reductions in our expected revenue or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.

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
As of December 31, 2015, we had $309 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2028 and 2033. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and accelerating the date on which we may be otherwise obligated to pay incremental cash taxes.
Our insurance and contractual protections may not always cover lost revenue, increased expense or contractual liabilities.
Although our businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expense or contractual liabilities.
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
We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting that may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease approximately 250,000 square feet of office space throughout North America, including 104,000 square feet for our headquarters in Morristown, New Jersey. In addition, we own 83 acres of undeveloped land in California. As of December 31, 2015, we owned, had equity investments in and/or operated 85 projects in the North America segment consisting of 41 EfW operations, 4 landfills (primarily for ash disposal), 18 transfer stations, 12 environmental services facilities, 7 wood waste (biomass) energy projects, 2 water (hydroelectric) energy projects and one regional metals recycling facility. Principal projects are described above under Item 1. Business — North America Segment. Projects in the North America segment that we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,817 acres, of which 1,455 acres are owned and 362 acres are leased.
We operate projects outside of our North America segment and have offices located in Dublin, Ireland and Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2015, we are the part owner/operator of five international projects with businesses conducted at properties that are either leased or have land rights aggregating to 79 acres. Principal projects are described above under Item 1. Business — Other Projects.

Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 18. Commitments and Contingencies, which information is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 12, 2016, there were approximately 826 holders of record of our common stock. On February 12, 2016, the closing price of our common stock on the New York Stock Exchange was $12.79 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2015			2014
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$23.04	$19.25	$0.25	$18.78	$16.42	$0.18
Second Quarter	$22.85	$19.99	$0.25	$21.00	$17.36	$0.18
Third Quarter	$21.80	$17.08	$0.25	$21.73	$20.23	$0.25
Fourth Quarter	$18.36	$13.69	$0.25	$25.35	$20.56	$0.25
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
Share Repurchases
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As detailed in the table below, during the quarter ended December 31, 2015, we repurchased shares of our common stock totaling $32 million. As of December 31, 2015, the amount remaining under our currently authorized share repurchase program was $84 million.
The following table provides information as of December 31, 2015 with respect to shares of common stock we repurchased during the fourth quarter of 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in millions, except per share amounts)
October 1 - October 31	—	$—	—	$116
November 1 - November 30	1.1	$15.56	1.1	$99
December 1 - December 31	1.0	$15.08	1.0	$84
Total:	2.1	$15.33	2.1

(a)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Measurement Comparison
The following performance graph sets forth a comparison of the yearly percentage change in the Company’s cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones US Conventional Electricity Index**, and the Dow Jones US Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph above reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2010 and ending December 31, 2015.
The stockholder return reflected above is not necessarily indicative of future performance.
* The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries. Copyright 2016 Standard and Poor’s, Inc. All Rights Reserved. Used with permission.
** The Dow Jones US Waste & Disposal Services Index and the Dow Jones US Conventional Electricity Index are maintained by Dow Jones & Company, Inc. As described by Dow Jones, the Dow Jones US Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones US Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy. Copyright 2016 Dow Jones & Company. All Rights Reserved. Used with permission.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Statements of Operations Data:
Operating revenue	$1,645	$1,682	$1,630	$1,643	$1,650
Operating expense	$1,545	$1,538	$1,408	$1,366	$1,409
Operating income	$100	$144	$222	$277	$241
Income (loss) from continuing operations	$69	$(1)	$42	$138	$98
(Loss) income from discontinued operations, net of taxes	$—	$—	$(52)	$(20)	$129
Net income (loss)	$69	$(1)	$(10)	$118	$227
Net income (loss) attributable to Covanta Holding Corporation stockholders:
Continuing operations	$68	$(2)	$43	$136	$93
Discontinued operations	$—	$—	$(52)	$(20)	$126

Basic Earnings (Loss) per share attributable to Covanta Holding Corporation:
Continuing operations	$0.52	$(0.01)	$0.33	$1.03	$0.66
Discontinued operations	—	—	(0.40)	(0.15)	0.89
Covanta Holding Corporation	$0.52	$(0.01)	$(0.07)	$0.88	$1.55
Diluted Earnings (Loss) per share attributable to Covanta Holding Corporation:
Continuing operations	$0.51	$(0.01)	$0.33	$1.02	$0.66
Discontinued operations	—	—	(0.40)	(0.15)	0.88
Covanta Holding Corporation	$0.51	$(0.01)	$(0.07)	$0.87	$1.54

Cash dividend declared per share	$1.00	$0.86	$0.66	$0.60	$0.30

Weighted average common shares outstanding:
Basic	132	130	129	132	141
Diluted	133	130	130	133	142

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Balance Sheet Data: (1)
Cash and cash equivalents	$94	$84	$190	$233	$217
Property, plant and equipment, net	$2,690	$2,607	$2,579	$2,509	$2,369
Total assets	$4,259	$4,206	$4,381	$4,529	$4,387
Long-term debt (incl. current portion)	$2,285	$1,973	$2,085	$2,015	$1,486
Project debt (incl. current portion)	$201	$225	$213	$294	$655
Total liabilities	$3,619	$3,422	$3,475	$3,480	$3,307
Total Covanta Holding Corporation stockholders equity	$638	$782	$902	$1,042	$1,075

(1)	As revised for the years ended December 31, 2014 and prior. See Item 8. Financial Statements and Supplementary Data - Note 4. Dispositions, Assets Held for Sale, and Discontinued Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries.
OVERVIEW
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses. Energy-from-waste serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas ("GHG") emissions. Energy-from-waste is also considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service. For a discussion of our facilities, the energy-from-waste process and the environmental benefits of energy-from-waste, see Item 1. Business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Additional information about our reportable segment is contained in Item. 1. Business and Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
For a discussion of key strategies and the execution thereof in 2015, see Item 1. Business — Strategy and Execution on Strategy.
General Business Conditions
See Item 1. Business — Markets, Competition and Business Conditions for a discussion of factors affecting business conditions and financial results.
RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenue and operating expense and the quantification of specific factors affecting or causing such changes, is provided in the segment discussion below.
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
The comparability of the information provided below with respect to our revenue, expense and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 3. New Business and Asset Management, our business development initiatives and acquisitions resulted in various transactions, which are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
The Results of Operations discussion below compares our revenue, expense and certain other items during each of the years presented for continuing operations.
The following terms used within the Results of Operations discussion are defined as follows:

•	“Same store”: reflects the performance at each facility on a comparable period-over-period basis, excluding the impacts of transitions and transactions.

•
Contract “transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2015 vs. Year Ended December 31, 2014

	Consolidated		North America		Variance Increase (Decrease)
	2015	2014	2015	2014	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,104	$1,032	$1,102	$1,030	$72	$72
Recycled metals revenue	61	93	61	93	(32)	(32)
Energy revenue	421	460	385	423	(39)	(38)
Other operating revenue	59	97	59	95	(38)	(36)
Total operating revenue	1,645	1,682	1,607	1,641	(37)	(34)
OPERATING EXPENSE:
Plant operating expense	1,129	1,055	1,097	1,023	74	74
Other operating expense	73	101	74	98	(28)	(24)
General and administrative expense	93	97	88	94	(4)	(6)
Depreciation and amortization expense	198	211	197	208	(13)	(11)
Net interest expense on project debt	9	10	7	9	(1)	(2)
Net write-offs	43	64	43	50	(21)	(7)
Total operating expense	1,545	1,538	1,506	1,482	7	24
Operating income	$100	$144	$101	$159	$(44)	$(58)
Operating Revenue
Waste and Service Revenue
Waste and service revenue increased by $72 million on both a consolidated and North America segment basis.
Waste and service revenue from EfW operations decreased by $8 million year-over-year, impacted by the following:

•	same store revenue increased by $13 million, or 1.4%, primarily driven by $11 million in price improvement;

•	contract transitions decreased revenue by $26 million, of which $8 million related to lower revenue earned explicitly to service project debt; and

•	transactions increased revenue by $3 million.
Waste and service revenue from non-EfW operations increased by $80 million primarily due to the start-up of the New York City MTS contract and contribution from newly acquired environmental services businesses.

Consolidated (in millions):	For the Years Ended December 31,
	2015	2014	Variance
Waste and service revenue unrelated to project debt	$1,090	$1,010	$80
Revenue earned explicitly to service project debt - principal	10	19	(9)
Revenue earned explicitly to service project debt - interest	4	3	1
Total waste and service revenue	$1,104	$1,032	72

North America Segment - EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2015	2014	Variance
Contracted	17.2	16.0	1.2
Uncontracted	2.2	2.7	(0.5)
Total Tons	19.4	18.7	0.7
(1) Includes solid tons only.

Recycled Metal Revenue
For the twelve month comparative period, recycled metals revenue on both a consolidated and North America segment basis decreased by $32 million, driven principally by a decline in recycled metal market pricing.

Recycled Metal Revenue (in millions):	For the Quarters Ended
	2015	2014
March 31,	$16	$21
June 30,	17	25
September 30,	16	26
December 31,	12	21
Total for the year ended December 31,	$61	$93

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2015	2014	2015	2014
Ferrous Metal	$38	$65	330	340
Non-Ferrous Metal	23	28	32	30
Total	$61	$93

(1)	Represents the portion of total volume sold that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.
Energy Revenue
For the twelve month comparative period, energy revenue on a consolidated basis decreased by $39 million.
Energy revenue from North America segment EfW operations decreased by $11 million year-over-year, driven by the following:

•	same store revenue decreased by $25 million, primarily driven by lower energy pricing;

•	contract transitions, primarily related to conversions from service fee to tip fee contract structures that increased revenue sharing, increased revenue by $12 million; and

•	transactions contributed $3 million.
Energy revenue from non-EfW operations decreased by $28 million, primarily driven by a decrease in biomass revenue of $26 million resulting from lower market pricing and economically dispatching a facility.

North America Segment - Energy Revenue and MWh by Contract Status and Facility Type (in millions):

	Year Ended December 31,
	2015			2014			Variance
	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$46	1.4	22%	$52	1.1	17%
Contracted	238	3.0	48%	247	3.2	51%
Hedged	62	1.4	22%	59	1.4	21%
Total EfW	$346	5.8	92%	$358	5.6	89%	$(12)	0.2
Biomass
At Market	$9	0.2	4%	$24	0.4	6%
Contracted	28	0.3	4%	41	0.3	5%
Hedged	2	—	—%	—	—	—%
Total Biomass	39	0.5	8%	65	0.7	11%	$(26)	(0.2)
Total	$385	6.3	100%	$423	6.3	100%	$(38)	—

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Other Operating Revenue
The decrease of $38 million on a consolidated basis in other operating revenue for the twelve month comparative period was primarily due to lower construction revenue.
Operating Expense
Plant Operating Expense
For the twelve month comparative period, plant operating expense on both a consolidated and North America segment basis increased by $74 million.
Plant operating expense from EfW operations increased by $41 million year-over-year, primarily impacted by the following:

•
plant maintenance increased by $29 million, driven by an increase of $31 million due to the adoption of the service concession arrangement accounting guidance and increased expenses related to transactions partially offset by lower same store costs; and

•	other plant operating expense increased by $12 million, driven by higher same store costs and the impact of contract transitions.
Plant operating expense from non-EfW operations in our North America segment increased by $33 million primarily related to newly acquired environmental services businesses ($31 million), the start-up of the New York City MTS contract ($23 million), additional costs related to transfer stations ($9 million), and increased hauling and transportation costs related to our metals operations ($7 million), partially offset by lower incentive compensation ($26 million) and economically dispatching a biomass facility ($16 million).

North America Segment (in millions):	For the Years Ended December 31,
	2015	2014	Variance
Plant Operating Expense:
Plant maintenance (1)	$269	$244	$25
All other	828	779	49
Plant operating expense	$1,097	$1,023	74

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Other Operating Expense
Other operating expense in our North America segment decreased by $24 million primarily due to lower construction expense. On a consolidated basis, other operating expense further decreased due to the sale of our insurance business at the end of 2014.
For additional information, see Item 8. Financial Statements And Supplementary Data - Note 14. Supplementary Information - Other Operating Expense.
Net Write-offs
During the year ended December 31, 2015, we recorded non-cash write-offs totaling $43 million related to our biomass facilities. During the year ended December 31, 2014, we recorded non-cash write-offs totaling $64 million consisting of $14 million related to the sale of our insurance business, a $34 million impairment charge related to our California biomass facility assets, and write-offs of contract intangibles of $16 million. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Net Write-offs.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2014 vs. Year Ended December 31, 2013

	Consolidated		North America		Variance Increase (Decrease)
	2014	2013	2014	2013	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,032	$1,008	$1,030	$1,006	$24	$24
Recycled metals revenue	93	73	93	73	20	20
Energy revenue	460	431	423	401	29	22
Other operating revenue	97	118	95	115	(21)	(20)
Total operating revenue	1,682	1,630	1,641	1,595	52	46
OPERATING EXPENSE:
Plant operating expense	1,055	992	1,023	959	63	64
Other operating expense	101	97	98	92	4	6
General and administrative expense	97	82	94	80	15	14
Depreciation and amortization expense	211	209	208	207	2	1
Net interest expense on project debt	10	13	9	11	(3)	(2)
Net write-offs (gains)	64	15	50	15	49	35
Total operating expense	1,538	1,408	1,482	1,364	130	118
Operating income	$144	$222	$159	$231	$(78)	$(72)
Operating Revenue
Waste and Service Revenue
Waste and service revenue increased by $24 million on both a consolidated and North America segment basis.
Waste and service revenue from North America segment EfW operations increased by $5 million year-over-year, driven by the following:

•
same store revenue increased by $14 million, or 1.5%, primarily driven by $11 million in price improvement, resulting from contract escalation and growth in higher-priced profiled waste, and $6 million in higher volume, offset by a decrease of $2 million in other revenue;

•	contract transitions reduced revenue by $17 million, of which $13 million related to revenue earned explicitly to service project debt; and

•	transactions increased revenue by $7 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $18 million, primarily due to transfer stations acquired in the fourth quarter of 2013.

Consolidated (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Waste and service revenue unrelated to project debt	$1,010	$973	$37
Revenue earned explicitly to service project debt - principal	19	30	(11)
Revenue earned explicitly to service project debt - interest	3	5	(2)
Total waste and service revenue	$1,032	$1,008	24

North America Segment - EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Contracted	16.0	15.0	1.0
Uncontracted	2.7	3.5	(0.8)
Total Tons	18.7	18.5	0.2
(1) Includes solid tons only.
Recycled Metal Revenue
For the twelve month comparative period, recycled metal revenue on both a consolidated and North America segment basis increased by $20 million. This increase was almost entirely driven by higher same store revenue in North America segment EfW operations as follows:

•	$13 million from higher volume of recovered metals, primarily as a result of improvements to existing recovery systems and installation of new recovery systems; and

•	$5 million from higher recycled metal pricing, due to both higher market prices and selling product at a higher percentage of underlying market indices.
Revenue from non-EfW operations increased by $3 million.

Recycled Metal Revenue (in millions):	For the Quarters Ended
	2014	2013
March 31,	$21	$16
June 30,	25	17
September 30,	26	19
December 31,	21	21
Total for the Year Ended December 31,	$93	$73

	Year Ended December 31,
	Metal Revenue by Type (in millions)		Tons Sold by Type (in thousands) (1)
	2014	2013	2014	2013
Ferrous Metal	$65	$56	340	311
Non-Ferrous Metal	28	17	30	20
Total	$93	$73

(1) Represents the portion of total volume sold that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.
Energy Revenue
For the twelve month comparative period, energy revenue on a consolidated basis increased by $29 million.
Energy revenue from North America segment EfW operations increased by $19 million year-over-year, driven by the following:

•
same store revenue increased by $18 million, driven by $11 million in higher energy pricing, primarily resulting from cold weather energy demands in the first quarter, and $7 million in higher energy production;

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
Other Operating Revenue
The decrease of $21 million in other operating revenue for the twelve month comparative period was primarily due to lower construction revenue.
Operating Expense
Plant Operating Expense
For the twelve month comparative period, plant operating expense on a consolidated and North America segment basis increased by $63 million and $64 million, respectively.
Plant operating expense from North America segment EfW operations increased $23 million year-over-year, driven by the following:

•
same store plant operating expense increased by $11 million, impacted by higher fuel expense incurred primarily as a result of cold weather in the first quarter of 2014, insurance recoveries in Q2 2013, higher hauling and disposal costs, and increased bad debt reserves, partially offset by lower operating lease expense;

•	contract transitions increased plant operating expense by $1 million due to reduced client pass-through costs; and

•	transactions increased plant operating expense by $11 million.
Plant operating expense from non-EfW operations in our North America segment increased by $41 million, with additional expense from transfer stations acquired in the fourth quarter of 2013, higher wood fuel cost at our biomass facilities, higher employee incentive compensation, and other expense related to increased revenue as noted above, partially offset by the benefit of higher renewable energy credits which are accounted for as a contra-expense.
Plant operating expense outside of the North America segment decreased by $1 million due to lower wages and benefits at a facility in China.

North America Segment (in millions):	For the Years Ended December 31,
	2014	2013	Variance
Plant Operating Expense:
Plant maintenance (1)	$244	$232	$12
All other	779	727	52
Plant operating expense	$1,023	$959	64

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Other Operating Expense
Other operating expense in our North America segment increased by $6 million for the twelve month comparative period with lower construction expense ($14 million) offset by a gain related to the termination of our defined benefit pension plans in the first quarter of 2013 ($6 million), an energy contract termination payment in the second quarter of 2013 ($8 million), lower insurance recoveries in 2014 ($2 million), a gain related to a contract amendment in the third quarter of 2013 ($3 million) and other items in Q4 2013 ($2 million).
Net Write-offs
During the year ended December 31, 2014, we recorded non-cash write-offs totaling $64 million consisting of $14 million related to the sale of our insurance business, a $34 million impairment charge related to our California biomass facility assets, and write-offs of contract intangibles of $16 million. For additional information, see Item 1. Financial Statements — Note 14. Supplementary Information — Net Write-offs.
During the year ended December 31, 2013, we recorded non-cash write-offs in our North America segment totaling $15 million, consisting of $4 million against our outstanding loan receivable balance related to the Harrisburg EfW facility, a $9 million impairment of our Wallingford EfW facility assets, and a $2 million impairment of our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility, which we subsequently sold in the fourth quarter of 2013. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Net Write-offs.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2015, 2014, and 2013
Other Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Investment income	$—	$(1)	$—	$1	$(1)
Interest expense	125	125	118	—	7
Non-cash convertible debt related expense	—	13	28	(13)	(15)
Loss on extinguishment of debt	2	2	1	—	1
Other expense (income), net	1	1	(4)	—	5
Total other expense	$128	$140	$143	(12)	(3)
Non-cash convertible debt related expense decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to the maturity of the 3.25% Cash Convertible Senior Notes in June 2014.
Interest expense increased for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to higher interest expense related to the 5.875% Senior Notes, which were issued in March 2014, as compared to the 3.25% Cash Convertible Senior Notes, which matured in June 2014, partially offset by lower interest expense related to our Term Loan. Non-cash convertible debt related expense decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the maturity of the 3.25% Cash Convertible Senior Notes in June 2014.
Loss on extinguishment of debt comprised of the write-off of deferred financing costs in connection with previously existing financing arrangements. See Liquidity and Capital Resources below.
For the year ended 2013, other expense (income) included a $4 million gain related to a distribution received from an insurance subsidiary grantor trust.

Income Tax Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (benefit) expense	$(84)	$15	$43	$(99)	$(28)

Effective income tax rate	302%	388%	55%
The 2015 and 2014 rates were principally driven by relatively low pre-tax income (loss). The decrease in effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 is primarily due to the recognition of tax benefit due to the resolution of the IRS audit and non-recurring adjustments from the prior year. The increase in the effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013 was primarily due to the combined effects of (i) the recognition of certain tax liabilities for previous years, and (ii) relatively low pre-tax income for the year ended December 31, 2014.

Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings Per Share:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:

Net Income (Loss) Attributable to Covanta Holding Corporation Stockholders:
Continuing operations	$68	$(2)	$43	$70	$(45)
Discontinued operations (1)	—	—	(52)	—	52
Covanta Holding Corporation	$68	$(2)	$(9)	70	7

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic:
Continuing operations	$0.52	$(0.01)	$0.33	0.53	(0.34)
Discontinued operations	—	—	(0.40)	—	0.40
Covanta Holding Corporation	$0.52	$(0.01)	$(0.07)	0.53	0.06
Weighted Average Shares	132	130	129	2	1

Diluted:
Continuing operations	$0.51	$(0.01)	$0.33	0.52	(0.34)
Discontinued operations	—	—	(0.40)	—	0.40
Covanta Holding Corporation	$0.51	$(0.01)	$(0.07)	0.52	0.06
Weighted Average Shares	133	130	130	3	—

Cash Dividend Declared Per Share (2)	$1.00	$0.86	$0.66	0.14	0.20

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

Supplementary Financial Information — Adjusted Earnings Per Share (“Adjusted EPS”) (Non-GAAP Discussion)
We use a number of different financial measures, both accounting principles generally accepted in the United States (“GAAP”) and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EPS, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (“SEC”). The non-GAAP financial measure of Adjusted EPS is not intended as a substitute or as an alternative to diluted earnings per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We use the non-GAAP financial measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the years ended December 31, 2015, 2014 and 2013, respectively, reconciled for each such period to diluted earnings per share from continuing operations, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Diluted Earnings (Loss) Per Share from Continuing Operations	$0.51	$(0.01)	$0.33
Reconciling items (1)	(0.44)	0.40	0.03
Adjusted EPS	$0.07	$0.39	$0.36

(1) Additional information is provided in the Reconciling Items table below.

	Years Ended December 31,
	2015	2014	2013
Reconciling Items
Operating loss related to insurance subsidiaries	$—	$2	$2
Net write-offs (a)	43	64	15
Severance and other restructuring (b)	7	9	2
Pension plan settlement gain (c)	—	—	(6)
Gain related to trust distribution (d)	—	—	(4)
Loss on extinguishment of debt	2	2	1
Gain on derivative instruments not designated as hedging instruments	(6)	—	(1)
Effect of foreign exchange loss on indebtedness	3	1	—
Other	1	1	—
Total reconciling items, pre-tax	50	79	9
Pro forma income tax impact (e)	(20)	(32)	(5)
Impact of IRS audit settlement (e)	(93)	—	—
Tax liability related to expected gain on sale of China assets	4	—	—
ARC purchase accounting adjustment tax impact	—	4	—
Grantor trust activity	—	1	—
Total Continuing Operations Reconciling Items, net of tax	$(59)	$52	$4
Diluted Earnings Per Share Impact	$(0.44)	$0.40	$0.03
Weighted Average Diluted Shares Outstanding	133	130	130

(a)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 14. Supplementary Information - Net Write-offs.

(b)
The year ended December 31, 2015 included $6 million of costs incurred in connection with separation agreements related to the departure of two executive officers of which $4 million relates to non-cash compensation. The year ended December 31, 2014 included certain costs incurred in connection with cost savings initiatives. See Item 1. Business — Execution on Strategy — Continuous Improvement.

(c)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 16. Employee Benefit Plans.

(d)	In 2013, we recorded a $4 million gain related to a distribution received from an insurance subsidiary grantor trust. See Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

(e)	For additional information, see Item 8. Financial Statements And Supplementary Data — Note 15. Income Taxes.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures, which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis, less the results of operations of our insurance subsidiaries in periods prior to their sale in the fourth quarter of 2014. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor that will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2015. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013, respectively, reconciled for each such period to net income from continuing operations and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income to Adjusted EBITDA (in millions):

	Years Ended December 31,
Adjusted EBITDA	2015	2014	2013
Net Income (Loss) Attributable to Covanta Holding Corporation — Continuing Operations	$68	$(2)	$43
Operating loss related to insurance subsidiaries	—	2	2
Depreciation and amortization expense	198	211	209
Debt service:
Net interest expense on project debt	9	10	13
Interest expense	125	125	118
Non-cash convertible debt related expense	—	13	28
Investment income	—	(1)	—
Subtotal debt service	134	147	159
Income tax (benefit) expense	(84)	15	43
Net write-offs (a)	43	64	15
Pension plan settlement gain (a)	—	—	(6)
Loss on extinguishment of debt	2	2	1
Gain related to trust distribution (a)	—	—	(4)
Net income (loss) attributable to noncontrolling interests in subsidiaries	1	1	(1)
Other adjustments:
Debt service billing in excess of revenue recognized	1	2	9
Severance and other restructuring (a)	4	9	2
Non-cash compensation expense (b)	18	17	15
Capital type expenditures at service fee operated facilities (c)	31	—	—
Other non-cash items (d)	12	6	7
Subtotal other adjustments	66	34	33
Total adjustments	360	476	451
Adjusted EBITDA	$428	$474	$494
(a) For additional information, see Adjusted EPS above.
(b) The year ended December 31, 2015 includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.
(c) Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements in order to provide comparability to prior period results. These type of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015.
(d) Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Years Ended December 31,
	2015	2014	2013
Cash flow provided by operating activities from continuing operations	$249	$340	$324
Cash flow used in operating activities from insurance activities	—	1	8
Debt service	134	147	159
Change in working capital	22	(4)	33
Change in restricted funds held in trust	(28)	(11)	(20)
Non-cash convertible debt related expense	—	(13)	(28)
Equity in net income from unconsolidated investments	13	10	6
Dividends from unconsolidated investments	(5)	(11)	(7)
Current tax provision	6	11	12
Capital type expenditures at service fee operated facilities	31	—	—
Other	6	4	7
Sub-total:	45	(14)	3
Adjusted EBITDA	$428	$474	$494
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
BUSINESS OUTLOOK
In 2016 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, organic growth and acquisitions, centralized metals processing and enhanced recovery, continuous improvement using Lean Six Sigma concepts, and our ability to manage facility production and operating costs.
In 2016, the following specific factors are expected to impact our financial results as compared to 2015:
Positive factors include:

•	Approximately $15 to $20 million impact from new business activities;

•	Potential cost savings from our continuous improvement efforts;

•	Approximately $10 million from favorable contract transitions; and

•	$25 million impact from the Durham-York construction to commercial operations transition.
Negative factors include:

•	$0 to $40 million lower anticipated market prices for electricity and recycled metals;

•	$30 to $35 million of increased incentive compensation expense; and

•	$20 to $25 million impact from our China asset swap due to the elimination of earnings contribution from the China investments.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs.
The following summarizes our key financing activities completed during the year ended December 31, 2015:

•
In August 2015, we issued two new series of fixed rate tax-exempt corporate bonds totaling $130 million. Proceeds from the offerings were utilized to refinance $34 million of outstanding tax-exempt Variable Rate Bonds related to project debt at our Delaware Valley facility and to fund certain capital improvements at our Essex County facility.

•	During 2015, we fully utilized the €75 million Dublin Convertible Preferred and subsequently the €50 million Dublin Junior Term Loan to fund construction costs of the Dublin EfW facility.

•	During 2015, we borrowed $15 million under equipment financing capital lease arrangements to purchase barges, rail cars, containers and intermodal equipment related to our contract with New York City.

•
In April 2015, our Onondaga County client refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million of transaction costs. The bonds bear interest from 1.75% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035.

•
In April 2015, we extended the termination date for a majority of our Revolving Credit Facility to 2020, reduced the applicable margin by 25 basis points, and reduced certain commitment fees payable on unused amounts. We also refinanced our previous $198 million Term Loan due 2019 with a new $200 million term loan due April 2020 with a lower applicable margin and no LIBOR floor, reduced the letter of credit sublimit from $1 billion to $600 million, and removed the excess cash flow sweep. See discussion below under Available Sources of Liquidity.

As of December 31, 2015, Covanta Energy had $1.2 billion in senior secured credit facilities, which includes a $1.0 billion Revolving Credit Facility expiring between 2019 and 2020. As of December 31, 2015, our available liquidity was as follows (in millions):

As of December 31, 2015
Cash	$94
Available borrowing capacity under Revolving Credit Facility	468
Total available liquidity	$562
In addition, as of December 31, 2015, we had restricted cash of $158 million, of which $17 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. For additional information on restricted funds held in trust, see Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies-Restricted Funds Held in Trust.
We typically receive cash distributions from our North America segment projects on a monthly basis. The frequency and predictability of which differs depending upon various factors, including, whether a project is domestic or international, and whether a project has been able to operate at its historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon our reaching completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
Share Repurchases and Dividends
For additional information on share repurchases and dividends, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS").
Sources and Uses of Cash Flow from Continuing Operations
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash provided by operating activities from continuing operations for the year ended December 31, 2015 decreased $91 million from the prior year period. The decrease was primarily due to a decrease in working capital coupled with decreased operating performance, which included the adoption of service concession guidance, which contributed a $31 million increase in plant operating expenses. In prior years, such amounts would have been classified as investing activities. For additional information, see Item 8. Financial Statements And Supplementary Information — Note 1. Organization and Summary of Significant Accounting Policies - Change in Accounting Principle.
Net cash used in investing activities from continuing operations for the year ended December 31, 2015 increased $216 million from the prior year period. The increase was primarily due to higher capital investment of $160 million primarily related to construction of the Dublin EfW facility, offset by the impact of the change due to the adoption of accounting guidance discussed above and a $59 million increase due to the acquisition of four environmental services businesses in the current year as compared to one in the prior year.
Net cash provided by financing activities from continuing operations for the year ended December 31, 2015 increased $418 million from the prior year period due to increased net borrowings under our Revolving Credit Facility of $168 million, the issuance of New Jersey Series tax-exempt bonds of $90 million, and borrowings under Dublin EfW facility project financing arrangements totaling $148 million and a net decrease in repayment of other long term debt of approximately $150 million, partially offset by a $48 million decrease in proceeds from capital leases, a $33 million increase in cash used to repay project debt and a $62 million increase in cash used for cash dividends and common stock repurchases in the current year.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash provided by operating activities from continuing operations for the year ended December 31, 2014 increased $16 million from the prior year period. The increase was primarily due to the timing of working capital changes.
Net cash used in investing activities from continuing operations for the year ended December 31, 2014 decreased $23 million from the prior year period. The decrease was primarily due to lower outflows of $46 million for the acquisition of businesses and noncontrolling interests, and lower payments received for loans repaid of $9 million, offset by higher payments for purchase of property, plant and equipment of $28 million and higher proceeds from the sale of marketable securities of $11 million.
Net cash used in financing activities from continuing operations for the year ended December 31, 2014 was $207 million, representing a greater net outflow of $96 million as compared to the prior period. The net decrease in cash was primarily driven by the net financing activities completed during the year ended December 31, 2014 and higher cash dividends of $36 million, offset by lower repayments of project debt of $31 million.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the years ended December 31, 2015, 2014 and 2013, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Years Ended December 31,
	2015	2014	2013

Cash flow provided by operating activities of continuing operations	$249	$340	$324
Plus: Cash flow used in operating activities from insurance activities	—	1	8
Less: Maintenance capital expenditures (a)	(102)	(101)	(87)
Free Cash Flow	$147	$240	$245

Uses of Free Cash Flow
Investments:
Growth investment (b)	$(346)	$(143)	$(162)
Property insurance proceeds	1	2	4
Other investing activities, net (c)	(1)	10	(13)
Total investments	$(346)	$(131)	$(171)

Return of capital to shareholders:
Cash dividends paid to shareholders	$(133)	$(101)	$(65)
Common stock repurchased	(30)	—	(34)
Total return of capital to shareholders	$(163)	$(101)	$(99)

Capital raising activities:
Net proceeds from issuance of corporate debt (d)	$98	$405	$21
Net proceeds from issuance of project debt (e)	15	—	—
Net proceeds from Dublin Convertible Preferred	85	—	—
Net proceeds from equipment financing capital lease (f)	15	63	—
Net proceeds from the exercise of options for common stock	—	10	1
Change in restricted funds held in trust	—	(3)	—
Other financing activities, net	5	(3)	(25)
Net proceeds from capital raising activities	$218	$472	$(3)

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(462)	$(3)
Payments related to Cash Conversion Option (g)	—	(83)	—
Proceeds from the settlement of Note Hedge (g)	—	83	—
Net cash used for scheduled principal payments on project debt (h)	(38)	(29)	(56)
Payment of equipment financing capital lease (f)	(4)	(1)	—
Voluntary prepayment of corporate debt	—	(95)	—
Fees incurred for debt refinancing	(7)	(29)	—
Total debt repayments	$(50)	$(616)	$(59)

Borrowing activities - Revolving Credit Facility, net	$203	$35	$50
Effect of exchange rate changes on cash and cash equivalents	$(4)	$(5)	$(1)
Net change in cash and cash equivalents from continuing operations	$5	$(106)	$(38)

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

	Years Ended December 31,
	2015	2014	2013
Maintenance capital expenditures	$(102)	$(101)	$(87)
Capital expenditures associated with organic growth initiatives	(34)	(25)	(78)
Capital expenditures associated with the New York City contract	(30)	(59)	(23)
Capital expenditures associated with Essex County EfW emissions control system	(26)	(17)	—
Capital expenditures associated with construction of Dublin EfW facility	(184)	(14)	—
Total capital expenditures associated with growth investments	(274)	(115)	(101)
Total purchases of property, plant and equipment	$(376)	$(216)	$(188)

(b)	Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

	Years Ended December 31,
	2015	2014	2013
Capital expenditures associated with growth investments	$(274)	$(115)	$(101)
Investments in connection with the Dublin EfW facility, net of capital expenditures	—	(14)	—
Other organic growth investments	—	(1)	(4)
Acquisitions, net of cash acquired	(72)	(13)	(57)
Total growth investments	$(346)	$(143)	$(162)

(c)	Other investing activities include net payments from the purchase/sale of investment securities.

(d)	Excludes borrowings under the Revolving Credit Facility. Calculated as follows:

	Years Ended December 31,
	2015	2014	2013
Proceeds from borrowings on long-term debt	$294	$412	$22
Refinanced long-term debt	(195)	—	—
Less: Financing costs related to issuance of long-term debt	(1)	(7)	(1)
Net proceeds from issuance of corporate debt	$98	$405	$21

(e) During the third quarter in 2014, we received proceeds from a Junior Term Loan related to our Dublin project:

	Years Ended December 31,
	2015	2014	2013
Proceeds from borrowings on project debt	$59	$63	$—
Refinanced project debt	(42)	—	—
Less: Funding into escrow	—	(63)	—
Less: Financing cost related to the issuance of project debt	(2)	$—	$—
Net proceeds from issuance of project debt	$15	$—	$—
(f) During 2015 and 2014, we financed $15 million and $63 million for equipment related to our New York City contract.
(g) The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash-settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option.

(h)	Calculated as follows:

	Years Ended December 31,
	2015	2014	2013
Total scheduled principal payments on project debt	$(43)	$(52)	$(83)
Decrease in related restricted funds held in trust	5	23	27
Net cash used for principal payments on project debt	$(38)	$(29)	$(56)

Available Sources of Liquidity
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates fair value. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations.

	As of December 31,
	2015	2014
	(in millions)
Domestic	$44	$18
International	50	66
Total Cash and Cash Equivalents	$94	$84
Credit Facilities
Effective April 2015, we amended and restated Covanta Energy’s credit facilities, which consist of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $200 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities"). For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Consolidated Debt
Consolidated debt is as follows (in millions):

	As of December 31, 2015		As of December 31, 2014
	Face Value	Book Value	Face Value	Book Value
Corporate Debt:
Revolving Credit Facility	$348	$348	$145	$145
Term Loan due 2019	200	200	198	197
7.25% Senior Notes due 2020	400	400	400	400
6.375% Senior Notes due 2022	400	400	400	400
5.875% Senior Notes due 2024	400	400	400	400
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2045	464	464	369	369
3.48% - 4.52% Equipment Leases due 2024 - 2026	73	$73	62	62
Total corporate debt (including current portion)	$2,285	$2,285	$1,974	$1,973

Project Debt:
Domestic project debt - service fee facilities	$117	$122	$135	$136
Domestic project debt - tip fee facilities	23	23	29	29
Dublin Junior Term Loan due 2022	57	56	61	60
Total project debt (including current portion)	$197	$201	$225	$225
Total Debt Outstanding	$2,482	$2,486	$2,199	$2,198

As of December 31, 2015, the maturities of debt, excluding premiums are as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$17	$331	$—	$348
Term Loan	4	5	5	5	181	—	200
Senior Notes	—	—	—	—	400	800	1,200
Tax-Exempt Bonds	—	—	—	—	—	464	464
Equipment Leases	4	4	5	5	5	50	73
Project Debt	15	17	19	14	4	128	197
Total	$23	$26	$29	$41	$921	$1,442	$2,482
For a detailed description of the terms of the debt instruments noted in the table above, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2015.
Dublin Project Financing
The investment in the Dublin EfW facility is expected to total approximately €500 million, which will be funded with a combination of third party non-recourse project financing (€375 million) and the contribution of €125 million of project equity by our subsidiary, Covanta Energy, which has been fully funded as of December 31, 2015. For additional information on the project financing terms, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
Project Debt
Financing for the construction of our existing energy-from-waste projects in the North America segment was generally raised through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. In the case of facilities owned by a subsidiary of ours, the municipal issuers of the bond loaned the bond proceeds to our subsidiary to pay for facility construction. Financing for international projects in which we have an ownership or operating interest is generally raised through commercial loans from local lenders; financing arranged through international banks; and/or bonds issued to institutional investors. In most international projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with. For additional information on project debt, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2015 (in millions):

	Total	Payments Due by Period
		2016	2017 and 2018	2019 and 2020	2021 and Beyond
RECORDED LIABILITIES:
Project debt	$197	$15	$36	$18	$128
Term Loan (1)	200	4	10	186	—
Revolving Credit Facility (1)	348	—	—	348	—
7.25% Senior Notes (2)	400	—	—	400	—
6.375% Senior Notes (3)	400	—	—	—	400
5.875% Senior Notes (4)	400	—	—	—	400
Tax-exempt bonds due 2024-2045 (5)	464	—	—	—	464
Equipment leases (6)	73	4	9	10	50
Total debt obligations	2,482	23	55	962	1,442
Less: Non-recourse debt (7)	(270)	(19)	(45)	(28)	(178)
Total recourse debt	$2,212	$4	$10	$934	$1,264
Dublin Convertible Preferred (8)	$95	$—	$12	$7	$76
Uncertainty in income tax obligations (9)	$38	$—	$3	$12	$23
OTHER:
Interest payments (10)	$1,383	$146	$287	$262	$688
Less: Non-recourse interest payments	(128)	(19)	(27)	(22)	(60)
Total recourse interest payments	$1,255	$127	$260	$240	$628
Dublin future obligations (11)	$273	$—	$14	$36	$223
Interest related to Dublin future obligations (11)	$74	$6	$14	$29	$25
Purchase obligations (12)	$72	$52	$20	$—	$—
Operating leases	$157	$19	$33	$31	$74
Less: Non-recourse rental payments	(106)	(11)	(20)	(19)	(56)
Total recourse rental payments	$51	$8	$13	$12	$18
Retirement plan obligations (13)	$7	$3	$1	$1	$2
Total obligations	$4,077	$200	$347	$1,271	$2,259

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

(5)
The tax-exempt bonds bear interest between 4% and 5.25%. Interest on the $335 million of tax-exempt bonds issued in 2012, is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013. Interest on the $130 million of tax-exempt bonds issued in 2015, is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2016. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

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

(8)
The Stakeholder Loan will accrue dividends at a fixed rate of 13.50% per annum. The dividends are payable 50% in cash and 50% accrued to the principal balance on a monthly basis prior to the operational commencement date, and payable 100% in cash semi-annually thereafter, subject to available project cash flows after debt service. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt - Dublin Convertible Preferred.

(9)	Accounting for uncertainty in income tax obligations is based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

(10)	Interest payments represent accruals for cash interest payments.

(11)	Projected obligations relating to our Dublin Senior Term Loan. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(12)
Purchase obligations relate to capital commitments at our Essex County and Niagara EfW facilities and for equipment purchases and existing facility enhancements related to our New York City waste transport and disposal contract.

(13)
Retirement plan obligations are based on actuarial estimates for the non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2015. In 2012, the qualified pension plan was terminated and final settlement occurred in 2013. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.

Other Commitments
Other commitments as of December 31, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$184	$41	$143
Letters of credit - other	63	—	63
Surety bonds	429	—	429
Total other commitments — net	$676	$41	$635
For additional information on other commitments, see Item 8. Financial Statements And Supplementary Data — Note 18. Commitments and Contingencies - Other Matters.
Essex County EfW Facility
We are implementing significant operational improvements at our Essex County EfW facility at a total estimated cost of approximately $90 million. Construction commenced in 2014 and is expected to be completed in 2016. As of December 31, 2015, we have approximately $45 million of capital expenditures remaining to be incurred related to these improvements.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City. As of December 31, 2015, we expect to incur approximately $30 million of additional capital expenditures, primarily for transportation equipment.
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

Insurance Coverage
We periodically review our insurance programs to ensure that our coverage is appropriate for the risks attendant to our business. We have obtained insurance for our employees, assets and operations that provide coverage for what we believe are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which we believe to be appropriate. However, the insurance obtained does not cover us for all possible losses, and coverage available in the market may change over time.
Off-Balance Sheet Arrangements
We are party to a lease arrangement at our Union County, New Jersey energy-from-waste facilities in which we lease the facility from the Union County Utilities Authority, referred to as the “UCUA.” We guarantee a portion of the rent due under the lease, which is sufficient to allow UCUA to make debt service payments due on the tax exempt bonds issued by it to finance the construction of the facility and which mature in 2031.
We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial position. We generally use operating lease treatment for all of the foregoing arrangements. A summary of our operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 10. Leases.
As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities. To date, we have not incurred material liabilities under our guarantees.
We have investments in several investees and joint ventures that are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for additional information regarding these investments.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties that could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Revenue under existing fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method.

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

Given the unique nature of our business, we are likely to use our best estimate of selling price in allocating revenue between construction, and other project revenue (waste and service revenue, and electricity and steam sales). This allocation would be performed at the inception of the new contracts and when a material modification occurs.

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
Goodwill
As of December 31, 2015, we had $301 million of goodwill, all of which is recorded on our North America reporting unit. We evaluate our goodwill annually and when indications of impairment exist.

We have the option to perform our initial assessment over the possible impairment of goodwill either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including the macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). During the fourth quarter of 2015 we performed the required annual impairment review of our recorded goodwill. Using a quantitative assessment approach we determined that there was no indication of impairment as the fair value of our reporting unit were exceeded its carrying value.

Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our assets.

When determining the fair value of our reporting unit for impairment assessments, we make assumptions regarding the fair value which is dependent on estimates of future cash flows, discount rates, and other factors.

The impairment assessment of goodwill performed in the periods presented resulted in the conclusion that the fair value was not less than the carrying value.

In future years, if there is a significant change in the estimated cash flows, discount rates or other factors that cause the fair values to significantly decrease, there could be impairments which could materially impact our results of operations.

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Insurance Reserves and Self-Insurance for Employee Benefit Plans
We retain a substantial portion of the risk related to certain general liability, workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to employee benefit plans and liability insurance over retained risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. Our insurance reserves and medical liability accrual was $14 million and $13 million as of December 31, 2015 and 2014, respectively.

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

The NOLs will expire in various amounts beginning on December 31, 2028 through December 31, 2034, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we had NOLs of approximately $309 million for federal income tax purposes and $217 million for state income tax purposes as of the end of 2015. We also estimated our tax credits as approximately $67 million and our deferred tax assets are offset by a valuation allowance of approximately $73 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Item 8. Financial Statements And Supplementary Data — Note 2. Recent Accounting Pronouncements for a summary of new accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2015. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 13. Derivative Instruments.

Commodity Price Risk
Energy Price Risk
In contrast to our waste disposal agreements, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our historic energy contracts have expired and our service fee contracts have transitioned to tip fee contracts, our exposure to market energy prices has increased. We expect this trend to continue. To mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets we enter into hedging arrangements and we expect to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2015, the fair value of the energy derivatives of $21 million, pre-tax, was recorded as a current asset and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Recycled Metals Price Risk
We recover and sell ferrous and non-ferrous metals, with pricing linked to related commodity indices. Therefore, our metals revenue is completely exposed to market price fluctuations. A 10% change in the current market rates would impact recycled metals revenue by approximately $3 million and $2 million for ferrous and non-ferrous, respectively. We are currently unable to mitigate this exposure either via long-term pricing contracts or with hedging instruments as there are no speculative metals markets or metals hedging agreements available for this segment of the market.
Waste Price Risk
We have some protection against fluctuations in fuel (municipal waste) price risk in our North America segment energy-from-waste business because approximately 84% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.
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
Interest Rate Risk
Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2015, the outstanding balance of the Term Loan was $200 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2015 market interest rates would result in a potential reduction to twelve-month future earnings of approximately $2 million, pre-tax. For details, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Project Senior Term Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €250 million loan amount with various financial institutions that terminate between 2016 and 2021. This interest rate swap is designated as a cash flow hedge, which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of AOCI. As of December 31, 2015, the fair value of the interest rate swap derivative of $14 million pre-tax, was recorded as a noncurrent liability. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
Foreign Currency Exchange Rate Risk
We have operations in various foreign markets, including China, Canada, Ireland and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay either for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact both the amount we are required to invest in new projects as well as our financial returns on these projects and our reported results. We have mitigated our currency risks in certain cases by structuring our project contracts so that our revenue adjust in line with corresponding changes in the relevant currency rates. In such cases, only that portion of our working capital investment and associated project debt, if any, that are denominated in a currency other than the project entity’s functional currency are exposed to currency risks. As of December 31, 2015, the fair value of the foreign currency derivatives of $6 million pre-tax, was recorded as a current asset. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
As of December 31, 2015, we also had equity investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for service concession arrangements as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2014-05, “Service Concession Arrangements,” effective January 1, 2015.  As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” effective December 31, 2015. The Company also changed its method for the criteria used to determine which asset disposal activities qualify for presentation as a discontinued operation as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity,” effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 26, 2016

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$1,104	$1,032	$1,008
Recycled metals revenue	61	93	73
Energy revenue	421	460	431
Other operating revenue	59	97	118
Total operating revenue	1,645	1,682	1,630
OPERATING EXPENSE:
Plant operating expense	1,129	1,055	992
Other operating expense, net	73	101	97
General and administrative expense	93	97	82
Depreciation and amortization expense	198	211	209
Net interest expense on project debt	9	10	13
Net write-offs	43	64	15
Total operating expense	1,545	1,538	1,408
Operating income	100	144	222
Other income (expense):
Investment income	—	1	—
Interest expense, net	(125)	(125)	(118)
Non-cash convertible debt related expense	—	(13)	(28)
Loss on extinguishment of debt	(2)	(2)	(1)
Other (expense) income, net	(1)	(1)	4
Total other expense	(128)	(140)	(143)
(Loss) income from continuing operations before income tax benefit (expense) and equity in net income from unconsolidated investments	(28)	4	79
Income tax benefit (expense)	84	(15)	(43)
Equity in net income from unconsolidated investments	13	10	6
Income (loss) from continuing operations	69	(1)	42
Loss from discontinued operations, net of income tax benefit of $0, $0, and $1, respectively	—	—	(52)
NET INCOME (LOSS)	69	(1)	(10)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries	1	1	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$68	$(2)	$(9)

Net Income (Loss) Attributable to Covanta Holding Corporation stockholders:
Continuing operations	$68	$(2)	$43
Discontinued operations	—	—	(52)
Net Income (Loss) Attributable to Covanta Holding Corporation	$68	$(2)	$(9)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	For the Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Basic
Continuing operations	0.52	(0.01)	$0.33
Discontinued operations	—	—	(0.40)
Covanta Holding Corporation	$0.52	$(0.01)	$(0.07)
Weighted Average Shares	132	130	129

Diluted
Continuing operations	0.51	(0.01)	$0.33
Discontinued operations	—	—	(0.40)
Covanta Holding Corporation	$0.51	$(0.01)	$(0.07)
Weighted Average Shares	133	130	130

Cash Dividend Declared Per Share:	$1.00	$0.86	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Net income (loss)	$69	$(1)	$(10)
Foreign currency translation	(22)	(12)	(4)
Adjustment for pension plan settlement, net of tax benefit of $0, $0 and $2, respectively	—	—	(4)
Pension and postretirement plan unrecognized benefits, net of tax expense of $0 and $0, and $2, respectively	—	—	4
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $7, $2, and $(2), respectively	10	(7)	(5)
Net unrealized loss on available for sale securities, net of tax expense of $0, $0 and $0, respectively	—	(1)	—
Other comprehensive loss attributable to Covanta Holding Corporation	(12)	(20)	(9)
Comprehensive income (loss)	57	(21)	(19)
Less:
Net income (loss) attributable to noncontrolling interests in subsidiaries	1	1	(1)
Comprehensive income (loss) attributable to Covanta Holding Corporation	$56	$(22)	$(18)

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$94	$84
Restricted funds held in trust	77	105
Receivables (less allowances of $7 and $6, respectively)	312	299
Deferred income taxes	—	29
Prepaid expenses and other current assets	122	102
Assets held for sale	97	96
Total Current Assets	702	715
Property, plant and equipment, net	2,690	2,607
Restricted funds held in trust	81	91
Waste, service and energy contracts, net	284	314
Other intangible assets, net	38	17
Goodwill	301	274
Investments in investees and joint ventures	10	12
Other assets	153	176
Total Assets	$4,259	$4,206
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$8	$5
Current portion of project debt	16	35
Accounts payable	90	33
Accrued expenses and other current liabilities	234	306
Liabilities held for sale	23	26
Total Current Liabilities	371	405
Long-term debt	2,277	1,968
Project debt	185	190
Deferred income taxes	595	743
Waste and service contracts	13	19
Other liabilities	178	97
Total Liabilities	3,619	3,422
Commitments and Contingencies (Note 18)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares; outstanding 131 and 133 shares, respectively)	14	14
Additional paid-in capital	801	805
Accumulated other comprehensive loss	(34)	(22)
Accumulated deficit	(143)	(15)
Treasury stock, at par	—	—
Total Covanta Holding Corporation stockholders equity	638	782
Noncontrolling interests in subsidiaries	2	2
Total Equity	640	784
Total Liabilities and Equity	$4,259	$4,206
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:	(In millions)
Net income (loss)	$69	$(1)	$(10)
Less: Loss from discontinued operations, net of tax expense	—	—	(52)
Income (loss) from continuing operations	69	(1)	42
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization expense	198	211	209
Amortization of long-term debt deferred financing costs	8	8	8
Amortization of debt premium and discount	—	(1)	(1)
Net write-offs	43	64	15
Pension plan settlement expense	—	—	(6)
Loss on extinguishment of debt	2	2	1
Non-cash convertible debt related expense	—	13	28
Provision for doubtful accounts	1	4	2
Stock-based compensation expense	18	17	15
Equity in net income from unconsolidated investments	(13)	(10)	(6)
Dividends from unconsolidated investments	5	11	7
Deferred income taxes	(11)	4	31
IRS audit settlement	(93)	—	—
Change in restricted funds held in trust	28	11	20
Other, net	16	2	(8)
Change in operating assets and liabilities, net of effects of acquisitions
Receivables	(12)	(40)	(9)
Debt services billings in excess of revenue recognized	5	17	21
Accounts payable and accrued expenses	(8)	57	(12)
Deferred revenue	(5)	(22)	(12)
Other, net	(2)	(7)	(21)
Total adjustments for continuing operations	180	341	282
Net cash provided by operating activities from continuing operations	249	340	324
Net cash provided by (used in) operating activities from discontinued operations	—	1	(8)
Net cash provided by operating activities	249	341	316
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(72)	(13)	(57)
Proceeds from the sale of investment securities	—	6	11
Purchase of investment securities	—	(4)	(8)
Acquisition of noncontrolling interests in subsidiaries	—	(12)	(14)
Proceeds from available-for-sale marketable securities	—	11	—
Purchase of property, plant and equipment	(376)	(216)	(188)
Payment received for loan issued for the Harrisburg EfW facility	—	—	9
Property insurance proceeds	1	2	4
Other, net	(1)	(6)	(15)
Net cash used in investing activities from continuing operations	(448)	(232)	(258)
Net cash provided by investing activities from discontinued operations	—	3	—
Net cash used in investing activities	(448)	(229)	(258)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	294	412	22
Proceeds from borrowings on revolving credit facility	895	531	645
Proceeds from equipment financing capital lease	15	63	—
Proceeds from borrowings on project debt	59	63	—
Proceeds from borrowings on Dublin Convertible Preferred	86	—	—
Proceeds from the exercise of options for common stock, net	—	10	1
Proceeds from settlement of Note Hedge	—	83	—
Payments related to Cash Conversion Option	—	(83)	—
Principal payments on long-term debt	(196)	(557)	(3)
Payments of borrowings on revolving credit facility	(692)	(496)	(595)
Payments of equipment financing capital lease	(4)	(1)	—
Principal payments on project debt	(85)	(52)	(83)
Payments of deferred financing costs	(11)	(36)	(1)
Cash dividends paid to stockholders	(133)	(101)	(65)
Common stock repurchased	(30)	—	(34)
Change in restricted funds held in trust	5	(43)	27
Other, net	5	(3)	(25)
Net cash provided by (used in) financing activities from continuing operations	208	(210)	(111)
Net cash (used in) provided by financing activities from discontinued operations	—	(6)	8
Net cash provided by (used in) financing activities	208	(216)	(103)
Effect of exchange rate changes on cash and cash equivalents	(4)	(5)	(1)
Net increase (decrease) in cash and cash equivalents	5	(109)	(46)
Cash and cash equivalents at beginning of period	91	200	246
Cash and cash equivalents at end of period	96	91	200
Less: Cash and cash equivalents of discontinued operations at end of period	2	7	10
Cash and cash equivalents of continuing operations at end of period	$94	$84	$190

Cash Paid for Interest and Income Taxes:
Interest	$141	$121	$123
Income taxes, net of refunds	$2	$11	$11

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2012	159	$16	$802	$7	$220	27	$(3)	$7	$1,049
Stock-based compensation expense			15						15
Dividend declared					(87)				(87)
Common stock repurchased			(12)		(22)	2	—		(34)
Shares repurchased for tax withholdings for vested stock awards			(8)			1			(8)
Exercise of options to purchase common stock			1						1
Treasury shares canceled	(23)	(2)				(23)	2		—
Shares issued in non-vested stock award	—					(1)			—
Other					(1)				(1)
Acquisition of noncontrolling interests in subsidiaries			(8)					(2)	(10)
Comprehensive loss, net of income taxes				(9)	(9)			(1)	(19)
Balance as of December 31, 2013	136	14	790	(2)	101	6	(1)	4	906
Stock-based compensation expense			17						17
Dividend declared					(114)				(114)
Shares repurchased for tax withholdings for vested stock awards			(4)						(4)
Exercise of options to purchase common stock			10			(1)			10
Exercise of warrants						(1)	1		1
Shares issued in non-vested stock award						(1)			—
Other			1						1
Acquisition of noncontrolling interests in subsidiaries			(9)					(3)	(12)
Comprehensive (loss) income, net of income taxes				(20)	(2)			1	(21)
Balance as of December 31, 2014	136	$14	$805	$(22)	$(15)	3	$—	$2	$784
Opening retained earnings adjustment					(45)				(45)
Stock-based compensation expense			18						18
Dividend declared					(133)				(133)
Common stock repurchased			(13)		(19)	2			(32)
Shares repurchased for tax withholdings for vested stock awards			(5)						(5)
Distribution to partners of noncontrolling interest of subsidiaries								(1)	(1)
Other					1				1
Adjustment for acquisition of noncontrolling interests in subsidiaries			(4)						(4)
Comprehensive (loss) income, net of income taxes				(12)	68			1	57
Balance as of December 31, 2015	136	$14	$801	$(34)	$(143)	5	$—	$2	$640

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 45 energy-from-waste facilities, which are primarily located in North America, and 11 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing an EfW facility in Dublin, Ireland, which we own and will operate upon completion. We hold equity interests in EfW facilities in China and Italy. For additional information, see Note 6. Financial Information by Business Segments.
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
Summary of Significant Accounting Policies
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following is a description of our significant accounting policies.
Principles of Consolidation
The consolidated financial statements reflect the results of our operations, cash flows and financial position of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.
Equity Method Investments
Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. We monitor investments for other-than-temporary declines in value and make reductions when appropriate.
Revenue Recognition
Our revenue is generated from the fees we earn for: waste disposal, operating energy-from-waste and independent power facilities, servicing project debt, and for waste transportation and processing; from the sale of electricity and steam; from the sale of recycled ferrous and non-ferrous metal; and from construction services. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is received or processed at our facilities, metals are shipped from our sites or as kilowatts are delivered to a customer by an EfW facility or independent power production plant.
Revenue under existing fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plant Operating Expense
Plant operating expense include facility employee costs, expense for materials and parts for facility scheduled and unscheduled maintenance and repair expense, including costs related to our internal maintenance team and non-facility employee costs. Plant operating expense also include hauling and disposal expense, fuel costs, chemicals and reagents, operating lease expense, and other facility operating related expense.
Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2015, 2014 and 2013 were $50 million, $59 million, and $73 million, respectively.
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
Stock-Based Compensation
Stock-based compensation for share-based awards to employees is accounted for as compensation expense based on their grant date fair value. For additional information, see Note 17. Stock-Based Award Plans.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates fair value. Balances held by our international subsidiaries are not generally available for near-term liquidity in our domestic operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are the estimated losses from the inability of customers to make required payments. We use historical experience, as well as current market information, in determining the estimate.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted fund balances are as follows (in millions):

	As of December 31,
	2015		2014
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$9	$8	$78	$8
Debt service funds - interest	1	—	2	—
Total debt service funds	10	8	80	8
Revenue funds	4	—	2	—
Other funds	63	73	23	83
Total	$77	$81	$105	$91
Of the $158 million in total restricted funds as of December 31, 2015, approximately $17 million was designated for future payment of project debt principal.
Deferred Revenue
Deferred revenue consisted of the following (in millions):

	As of December 31,
	2015		2014
	Current	Noncurrent	Current	Noncurrent
Advance billings to municipalities	$6	$—	$8	$—
Other	7	—	7	1
Total	$13	$—	$15	$1
Advance billings to certain customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Current and noncurrent deferred revenue is included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheet.
Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer equipment to 50 years for certain infrastructure components of energy-from-waste facilities. Property, plant and equipment at our service fee operated facilities are not recognized on our balance sheet due to the adoption of the service concession arrangements guidance described in greater detail within the Change in Accounting Principle discussion below. Any additions, improvements and major expenditures for which we are responsible at our service fee operated facilities are expensed in the period incurred. Our leasehold improvements are depreciated over the life of the lease term or the asset life, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.
Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2015	2014
Land	$22	$21
Facilities and equipment	3,885	3,807
Landfills (primarily for ash disposal)	64	62
Construction in progress	266	175
Total	4,237	4,065
Less: accumulated depreciation and amortization	(1,547)	(1,458)
Property, plant, and equipment — net	$2,690	$2,607
Depreciation and amortization expense related to property, plant and equipment was $177 million, $191 million, and $184 million, for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, amounts recorded in accrued expenses totaling $24 million and $37 million, respectively, related to capital expenditures for growth projects.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment is evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. For additional information, see Note 14. Supplementary Information - Net Write-offs.
Asset Retirement Obligations
We recognize a liability for asset retirement obligations when it is incurred, which is generally upon acquisition, construction, or development. Our liabilities include closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows.
Current and noncurrent asset retirement obligations are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheet. Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2015	2014
Beginning of period asset retirement obligation	$28	$28
Accretion expense	2	2
Net change (1)	—	(2)
End of period asset retirement obligation	30	28
Less: current portion	(3)	(4)
Noncurrent asset retirement obligation	$27	$24

(1)
Comprised of expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

Intangible Assets and Liabilities
Our waste, service and energy contracts are intangible assets related to long-term operating contracts at acquired facilities. These intangible assets and liabilities, as well as lease interest, and other finite and indefinite-lived intangible assets, are recorded at their estimated fair market values based primarily upon discounted cash flows in accordance with accounting standards related to business combinations. See Note 7. Amortization of Waste, Service and Energy Contracts and Note 8. Other Intangible Assets and Goodwill.
Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value. As of December 31, 2015, there were no indicators of impairment identified.
Goodwill
Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.
There were no impairment charges recognized related to our evaluation of goodwill for the years ended December 31, 2015, 2014 and 2013.
Business Combinations
We recognize the assets acquired and liabilities assumed in a business combination at fair value including any noncontrolling interest of the acquired entity; recognize any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value based on the highest and best use by market participants for the asset as the measurement objective; and disclose information needed to evaluate and understand the nature and financial effect of the business combination. We expense direct transaction costs as incurred; capitalize in-process research and development costs, if any; and record a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. Any costs for business restructuring and exit activities related to the acquired company are included in the post-combination results of operations. Tax adjustments related to previously recorded business combinations, if any, will be recognized in the results of operations.
Accumulated Other Comprehensive Income ("AOCI")
AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consisted of the following (in millions):

	As of December 31,
	2015	2014
Foreign currency translation	$(34)	$(12)
Pension and other postretirement plan unrecognized net gain	2	2
Net unrealized loss on derivatives	(2)	(12)
Accumulated other comprehensive loss	$(34)	$(22)
The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Net Unrealized Gain (Loss) on Securities	Total
Balance December 31, 2013	$—	$2	$(5)	$1	$(2)
Other comprehensive (loss) before reclassifications	(12)	—	(7)	(1)	(20)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—
Net current period comprehensive loss	(12)	—	(7)	(1)	(20)
Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive (loss) income before reclassifications	(22)	—	10	—	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive (loss) income	(22)	—	10	—	(12)
Balance December 31, 2015	$(34)	$2	$(2)	$—	$(34)
Derivative Instruments
We recognize derivative instruments on the balance sheet at their fair value. The cash conversion option and note hedge were derivative instruments that were recorded at fair value quarterly with changes in fair value recognized in our consolidated statements of operations as non-cash convertible debt related expense. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk and interest rate risk. Changes in the fair value of the energy derivatives and the interest rate swap are recognized as a component of AOCI. For additional information, see Note 13. Derivative Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Translation
For foreign operations, assets and liabilities are translated at year-end exchange rates and revenue and expense are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the consolidated statements of equity as a component of AOCI. Currency transaction gains and losses are recorded in other operating expense in the consolidated statements of operations.
Pension and Postretirement Benefit Obligations
Our pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. In 2012, we terminated our pension plan and final settlement occurred in 2013. For additional information, see Note 16. Employee Benefit Plans.
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
Use of Estimates
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, asset retirement obligations, construction expense estimates, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, deferred taxes, allowances for uncollectible receivables, and liabilities related to employee medical benefit obligations, workers’ compensation, severance and certain litigation.
Reclassifications
As more fully described in Note 4. Dispositions, Assets Held for Sale and Discontinued Operations, during the year ended December 31, 2015, we determined that the assets and liabilities associated with our investments in China met the criteria for classification as Assets Held for Sale and in 2014 we sold our insurance business. The assets and liabilities associated with these assets are presented in our consolidated balance sheets as current "Assets held for sale” and current "Liabilities held for sale.”
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria for classification as Assets Held for Sale and Discontinued Operations. The results of operations related to the development activities in the United Kingdom are included in the consolidated statements of operations as “Loss from discontinued operations, net of tax benefit.” The cash flows of these businesses are also presented separately in our consolidated statements of cash flows.
Certain amounts have been reclassified in our prior period consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
Change in Estimate
Revenue under our Durham York construction contract is recognized using the percentage-of-completion method, measured by the cost-to-cost method. We evaluate the estimate of our total construction costs for the contract throughout the life of the project and make revisions to our estimated costs as necessary. During the year ended December 31, 2015, we reduced our overall profit estimate related to this construction project by $20 million and we have incurred an overall loss on the construction project of $14 million.
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
The adoption of this guidance had the following effect on our consolidated statement of operations for the year ended December 31, 2015 (in millions, except per share amounts):

Increase (Decrease)
Plant operating expense	$31
Depreciation and amortization	$(22)
Income tax expense	$(4)
Net income attributable to Covanta Holding Corporation	$(5)
Basic and Diluted income per share	$(0.04)
Effective December 31, 2015, we have early adopted the guidance, on a prospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the statement of financial position. Adoption of this guidance resulted in reclassification of our net current deferred tax asset of $67 million to the net non-current deferred tax asset in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
Effective January 1, 2014, we changed our method for the criteria used to determine which asset disposal activities qualify for presentation as a discontinued operation as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity”.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance that simplifies the presentation of deferred income taxes, which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted this standard during the fourth quarter of 2015 on a prospective basis, which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to provisional amounts initially recognized in a business combination. Instead of reflecting the adjustment retrospectively, the guidance now requires changes to provisional amounts be recognized in the reporting period in which the adjustments are determined. We are adopting this standard in the first quarter of 2016.
In April 2015, the FASB issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. We are adopting this standard in the first quarter of 2016. As of December 31, 2015, debt issuance costs included in current assets and non-current assets on our consolidated balance sheet, excluding costs associated with our revolving credit facility, totaled $8 million and $49 million, respectively.
In February 2015, the FASB issued an update to amend current consolidation guidance. The guidance impacts the analysis an entity must perform in determining if it should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. We are adopting this standard in the first quarter of 2016. The guidance may be applied retrospectively or using a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. This standard will not have an impact on our consolidated financial statements.
In November 2014, the FASB issued updated guidance related to derivatives and hedging, specifically, to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The amendment clarifies how an entity should apply current standards to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for separate accounting from the host contract. The amendments in this update are to be applied on a modified retrospective basis and we are adopting this standard in the first quarter of 2016. This standard will not have an impact on our consolidated financial statements.
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. We are required to adopt this standard in the first quarter of 2018. Early adoption is permitted in first quarter of 2017. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption alternatives, which include utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing historical accounting policies and practices to the new standard to identify potential differences from applying the requirements of the new standard to our contracts. We have not yet selected a transition date or method nor have we yet determined the effect of the standard on our consolidated financial statements. Because the new standard will impact our business processes, systems and controls, we are in the process of developing a comprehensive change management project plan to guide the implementation. We expect this determination will near completion in late-2016 or early-2017.
NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT
The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.
Environmental Services Acquisitions
During 2015, we acquired four environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for a total of $69 million. In 2014, we acquired an environmental services business located in North Carolina, specializing in the treatment, management, and disposal of profiled waste and field/facility remediation projects.
The acquisitions discussed above will expand our presence in the environmental services sector and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offer us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental services to our clients.
Pinellas County Energy-from-Waste Facility
In 2014, we entered into a ten-year service fee contract to operate an existing 3,150 ton-per-day energy-from-waste facility located in Pinellas County, Florida, and we assumed operations of the facility in December of 2014. In addition to the annual service fee, during the initial few years of the contract we will complete a number of projects to improve operations of the facility. Our client will pay for these projects, for which we will record construction revenue and expense.
Dublin EfW Facility
In 2014, we entered into agreements to build, own and operate the Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. The project will source residential, commercial and profiled waste from Dublin and the surrounding areas and will sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff. We commenced construction of the facility in the fourth quarter of 2014, with operational commencement expected in late-2017. We will operate the facility under a 45-year public-private-partnership, after which ownership of the facility will transfer to Dublin City Council. Our total investment in the project is expected to be approximately €500 million, which includes project equity (approximately €125 million) that has been funded as of December 31, 2015, and third party non-recourse project financing (€375 million). For additional information related to funding for this project, see Note 11. Consolidated Debt - Dublin Project Financing.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We are utilizing capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station began in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City. The contract is for 20 years, effective from the commencement of operations at the Queens marine transfer station in March 2015, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have acquired equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $150 million, including the cost to acquire equipment of approximately $114 million and approximately $36 million of enhancements to existing facilities that will be part of the network

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of assets supporting this contract. During the years ended December 31, 2015, 2014 and 2013, we invested $31 million, $59 million and $23 million, respectively, in property, plant and equipment relating to this contract.
New Jersey Transfer Stations
In 2013, we acquired two strategically-located transfer stations in New Jersey with a combined capacity of 2,500 tons-per-day.
Camden Energy-from-Waste Facility
In 2013, we acquired a 1,050 ton-per-day EfW facility located in Camden, New Jersey for cash consideration of $49 million. The EfW facility provides sustainable waste management services to Camden County and surrounding communities while generating approximately 21 MW of renewable energy, which is sold at prevailing market rates. The majority of the purchase price allocation included $53 million of property, plant, and equipment and a $5 million intangible liability related to a long-term above market contract. The acquired intangible liability is amortized as a contra-expense to the contract expiration date of December 2019. The purchase price allocation included no goodwill.
Durham-York Energy-from-Waste Facility
During 2011, we began construction of a municipally-owned 140,000 metric ton-per-year greenfield EfW facility located in Durham Region of Canada and owned by our municipal clients, the Durham and York Regions. We built the facility under the terms of a fixed-price construction contract totaling C$250 million. The project incurred an overall loss of $14 million, which has been recorded through December 31, 2015. The project entered commercial operations in January 2016 under a 20 year service fee contract.
NOTE 4. DISPOSITIONS, ASSETS HELD FOR SALE, AND DISCONTINUED OPERATIONS
Dispositions and Other
China Investments
Our interests in China include an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities. In July 2015, we entered into an agreement to exchange the aforementioned ownership interests for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”). In connection with this agreement, we have also entered into an equity transfer agreement with a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company, for the sale of approximately 90% percent of our post-closing interest in Sanfeng Environment. This sale is expected to result in cash proceeds to Covanta of approximately $110 million, inclusive of $5 million of normal operational distributions. In July 2015, in connection with this sale, we entered into a foreign currency exchange collar with two financial institutions to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms. For more information, see Note 12. Derivative Instruments. Necessary remaining approvals from the Chinese government for the transactions are expected to be obtained in the first half of 2016. We expect to recognize a gain on sale as a result of these transactions, however the amount is not currently determinable as it may fluctuate based on operations through the date of the transactions.
Insurance Business
During 2014, we sold our insurance subsidiary. We recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.
Chinese Station Biomass Facility
In November 2013, we sold our 55% interest in a partnership that owns a wood-fired generation facility in California for cash proceeds of $0.2 million in 2013 and $0.1 million in 2014. The effect of the loss of revenue and related expense from this contract was not material to our consolidated financial statements.
Development Projects - United Kingdom
In 2013, we received notification that we were not selected as the preferred bidder for the Merseyside Recycling and Waste Authority's (“MRWA”) waste procurement. The MRWA waste procurement would have accounted for a significant portion of the capacity at a project located at Ince Park, Cheshire, England. Following the notification, we reviewed our overall business strategy in the United Kingdom and at that time ceased further development activities in the United Kingdom.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets Held for Sale Summary
During the second quarter of 2015, we determined that the assets and liabilities associated with our interests in China met the criteria for classification as Assets Held for Sale, but did not meet the criteria for classification as Discontinued Operations. In making this determination, we evaluated our consolidated subsidiary, Taixing, as well as our Sanfeng and Chengdu equity method investments as a single disposal group under the applicable accounting guidance.
The assets and liabilities associated with our China investments are presented in our consolidated balance sheets as current "Assets Held for Sale” and current "Liabilities Held for Sale.” The prior year period presented in our consolidated balance sheet and related information in the accompanying notes has been reclassified to reflect the Assets Held for Sale presentation. The following table sets forth the assets and liabilities of the Assets Held for Sale included in the consolidated balance sheets as of the dates indicated (in millions):

	As of December 31,
	2015	2014
Cash and cash equivalents	$2	$7
Receivables	3	3
Prepaid expenses and other current assets	1	2
Property, plant and equipment, net	49	46
Investments in investees and joint ventures	39	34
Other noncurrent assets	3	4
Assets held for sale	$97	$96

Current portion of project debt	$3	$5
Accounts payable	3	1
Accrued expenses and other current liabilities	5	4
Project debt	12	16
Liabilities held for sale	$23	$26
Discontinued Operations Summary
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria to be presented in discontinued operations. The results of operations of these businesses were included in the consolidated statements of operations as “Loss from discontinued operations, net of income tax benefit.” The cash flows of these businesses were also presented separately in our consolidated statements of cash flows. The following table summarizes the operating results of the discontinued operations for the periods indicated (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$—	$1	$6
Operating expense, including net gain on disposal of assets held for sale (1)	$—	$1	$60
Loss before income tax expense and equity in net income from unconsolidated investments	$—	$—	$(53)
Equity in net income from unconsolidated investments	$—	$—	$—
Loss from discontinued operations, net of income tax benefit of $0, $0 and $1, respectively	$—	$—	$(52)

(1)	For the year ended December 31, 2013, operating expense includes the write-down of capitalized development costs of $47 million.
NOTE 5. EQUITY AND EARNINGS PER SHARE (“EPS”)
Equity
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 17. Stock-Based Award Plans.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2015, we granted awards of 573,280 shares of restricted stock and 322,168 restricted stock units. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2015, we withheld 239,495 shares of our common stock in connection with tax withholdings for vested stock awards.
During the years ended December 31, 2015, 2014 and 2013 common shares repurchased and dividends declared were as follows (in millions, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Total repurchases (1)	$32	$—	$34
Shares repurchased	2.1	—	1.7
Weighted average cost per share	$15.33	$—	$19.37

Dividends declared	$133	$114	$87
Per share	$1.00	$0.86	$0.66

(1) Additionally, in January 2016, we repurchased 1.2 million shares of our common stock at a weighted average cost of $15.29 per share for an aggregate amount of $18 million.
As of December 31, 2015, there were 136 million shares of common stock issued of which 131 million shares were outstanding; the remaining 5 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2015, there were 5.7 million shares of common stock available for future issuance under equity plans.
As of December 31, 2015, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net income (loss) and earnings (loss) per share attributable to Covanta Holding Corporation are as follows (in millions, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss) from continuing operations	$68	$(2)	$43
Net loss from discontinued operations	—	—	(52)
Net income (loss) attributable to Covanta Holding Corporation	$68	$(2)	$(9)

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	132	130	129
Continuing operations	0.52	(0.01)	$0.33
Discontinued operations	—	—	(0.40)
Covanta Holding Corporation	$0.52	$(0.01)	$(0.07)

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	132	130	129
Dilutive effect of stock options	—	—	—
Dilutive effect of restricted stock	—	—	1
Dilutive effect of restricted stock units	1	—	—
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—
Weighted average diluted common shares outstanding	133	130	130
Continuing operations	0.51	(0.01)	$0.33
Discontinued operations	—	—	(0.40)
Covanta Holding Corporation	$0.51	$(0.01)	$(0.07)

	For the Years Ended December 31,
	2015	2014	2013
Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1	1	2
Restricted stock	—	1	—
Restricted stock units	—	—	—
Warrants	—	25	29

In 2009, we issued warrants in connection with the issuance of 3.25% Cash Convertible Senior Notes that matured on June 1, 2014. The warrants were exercisable only at expiration in equal tranches over a 60 day period that began on September 2, 2014 and ended on November 26, 2014. The warrants were net share settled, which means that, with respect to any exercise date, we delivered to the warrant holders a number of shares for each warrant equal to the excess of the volume-weighted average price of our common stock on each exercise date over the then effective strike price of the warrants, divided by such volume-weighted average price of our common stock, with a cash payment in lieu of fractional shares. During the year ended December 31, 2014, 1,430,870 shares of our common stock were issued in connection with warrant exercises. For additional information see Note 11. Consolidated Debt - 3.25% Cash Convertible Senior Notes due 2014.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Year Ended December 31, 2015:
Operating revenue	$1,607	$38	$1,645
Depreciation and amortization expense	$197	$1	$198
Net write-offs	$43	$—	$43
Operating income (loss)	$101	$(1)	$100
Interest expense, net	$53	$72	$125
Equity in net income from unconsolidated investments	$—	$13	$13
As of December 31, 2015:
Total assets (includes goodwill of $301 in the North America segment)	$3,861	$398	$4,259
Capital additions	$175	$201	$376
Year Ended December 31, 2014:
Operating revenue	$1,641	$41	$1,682
Depreciation and amortization expense	$208	$3	$211
Net write-offs	$50	$14	$64
Operating income	$159	$(15)	$144
Interest expense, net	$54	$83	$137
Equity in net income from unconsolidated investments	$—	$10	$10
As of December 31, 2014:
Total assets (includes goodwill of $274 in the North America segment)	$3,908	$298	$4,206
Capital additions	$188	$28	$216
Year Ended December 31, 2013:
Operating revenue	$1,595	$35	$1,630
Depreciation and amortization expense	$207	$2	$209
Net gains	$15	$—	$15
Operating income (loss)	$231	$(9)	$222
Interest expense, net	$52	$94	$146
Equity in net income from unconsolidated investments	$—	$6	$6

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations through the date of disposal and our international assets.
Our operations are principally located in the United States. See the list of projects for the North America segment in Item 1. Business. A summary of operating revenue and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenue:
Year Ended December 31, 2015	$1,589	$56	$1,645
Year Ended December 31, 2014	$1,567	$115	$1,682
Year Ended December 31, 2013	$1,478	$152	$1,630

	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2015	$3,870	$97	$292	$4,259
As of December 31, 2014	$3,828	$96	$282	$4,206

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS
Waste, Service and Energy Contracts
Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their useful lives. Waste, service and energy contracts consisted of the following (in millions):

		As of December 31, 2015			As of December 31, 2014
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	23 years	$531	$247	$284	$542	$228	$314
Waste and service contracts (liability)	3 years	$(131)	$(118)	$(13)	$(131)	$(112)	$(19)
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2015 included or expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Year ended December 31, 2015	$25	$(6)
2016	21	(6)
2017	14	(4)
2018	13	(2)
2019	13	(1)
2020	13	—
Thereafter	210	—
Total	$284	$(13)
The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 7 years.
During the year ended December 31, 2014, we recorded non-cash impairment write-offs totaling $16 million related to service contract intangibles that were recorded upon acquisition in 2009. See Note 14. Supplementary Information - Net Write-offs discussion for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2015			As of December 31, 2014
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other	13 years	$40	$6	$34	$16	$3	$13
Other intangibles	Indefinite	4	—	4	4	—	4
Intangible assets, net		$44	$6	$38	$20	$3	$17
The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2015 expected to be included in our statements of operations for each of the years indicated (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Annual remaining amortization	$3	$3	$3	$3	$3	$19	$34
Amortization expense related to other intangible assets was $2 million, $1 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. All goodwill is related to the North America reporting unit. We performed the required annual impairment review of our recorded goodwill for our reporting unit using a quantitative assessment as of October 1, 2015 and determined that the fair value of our reporting unit was not less than its carrying value. As of December 31, 2015, goodwill of approximately $59 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2013	$268
Goodwill related to acquisitions	6
Balance as of December 31, 2014	274
Goodwill related to acquisitions	27
Balance as of December 31, 2015	$301

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9. EQUITY METHOD INVESTMENTS
Our subsidiaries are parties to joint venture agreements through which we have equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. We record our share of earnings from our equity investees in equity in net income from unconsolidated investments in our consolidated statements of operations.
As of December 31, 2015 and 2014, investments in investees and joint ventures accounted for under the equity method were as follows (dollars in millions):

	Ownership Interest as of December 31, 2015	2015	Ownership Interest as of December 31, 2014	2014
South Fork Plant (U.S.)	50%	$—	50%	$1
Koma Kulshan Plant (U.S.)	50%	5	50%	5
TARTECH (U.S.)	50%	5	50%	5
Ambiente 2000 (Italy)	40%	—	40%	1
Total investments in investees and joint ventures		$10		$12

Investments in investees and joint ventures classified as held for sale: (1)
Sanfeng (China)	40%	17	40%	$12
Chengdu (China)	49%	22	49%	22
Total investments in investees and joint ventures classified as held for sale		$39		$34
(1) See Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.

NOTE 10. OPERATING LEASES
Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $16 million, $15 million, and $17 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Future Minimum Rental Payments	$19	$17	$16	$16	$15	$74	$157
Non-Recourse Portion of Future Minimum Rental Payments	$11	$10	$10	$10	$9	$56	$106

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of December 31,
	2015	2014
LONG-TERM DEBT:
Revolving Credit Facility	$348	$145
Term loan	200	198
Debt discount related to Term loan	—	(1)
Term loan, net	200	197
Credit Facilities Sub-total	$548	$342
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
Notes Sub-total	$1,200	$1,200
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2045	$464	$335
Variable Rate Tax-Exempt Bonds due 2043	—	34
Tax-Exempt Bonds Sub-total	$464	$369
3.48% - 4.52% Equipment Financing Capital Lease Arrangements due 2024 through 2027	$73	$62
Total long-term debt	$2,285	$1,973
Less: current portion	(8)	(5)
Noncurrent long-term debt	$2,277	$1,968
PROJECT DEBT:
North America segment project debt
1.75% - 6.45% Americas Project Debt related to Service Fee structures due 2016 through 2035	$117	$135
5.248% - 6.20% Americas Project Debt related to Tip Fee structures due 2019 through 2020	23	29
Unamortized debt premium, net	5	1
Total North America segment project debt	145	165
Other project debt:
Dublin Junior Term Loan due 2022	57	61
Debt discount related to Dublin Junior Term Loan	(1)	(1)
Dublin Junior Term Loan, net	56	60
Total project debt	201	225
Less: Current project debt (includes $1 and $(2) of unamortized premium (discount), respectively)	(16)	(35)
Noncurrent project debt	$185	$190
TOTAL CONSOLIDATED DEBT	$2,486	$2,198
Less: Current debt	(24)	(40)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,462	$2,158
LONG-TERM DEBT
Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring 2019 through 2020 (the “Revolving Credit Facility”) and a $200 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
Effective April 2015, we amended and restated Covanta Energy’s Credit Facilities. The amendment and restatement:

•	bifurcated the revolving credit facility into a $950 million commitment due 2020 ("Tranche A") and a $50 million commitment due 2019 (“Tranche B);

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	reduced the Tranche A applicable margin by 25 basis points, and reduced certain commitment fees payable on unused amounts;

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
Availability under Revolving Credit Facility
As of December 31, 2015, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring (1)	Direct Borrowings as of December 31, 2015	Outstanding Letters of Credit as of December 31, 2015	Available Capacity as of December 31, 2015
Revolving Credit Facility	$1,000	2020	$348	$184	$468
(1) The Tranche B commitment expires in March 2019.
During the year ended December 31, 2015, we made aggregate cumulative direct borrowings of $895 million under the Revolving Credit Facility, of which we subsequently repaid $692 million prior to the end of the period.
Repayment Terms
As of December 31, 2015, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million each year from 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2015.
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
At our option, the 7.25% Notes are subject to redemption at any time, in whole or in part, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption.
The 7.25% Notes are senior unsecured obligations, ranking equally in right of payment with any of the future senior unsecured indebtedness of Covanta Holding Corporation. The 7.25% Notes are effectively junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the Credit Facilities. The 7.25% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If and for so long as the 7.25% Notes have an investment grade rating and no default under the indenture has occurred, certain of the covenants will be suspended.
If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 7.25% Notes. The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 7.25% Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 7.25% Notes at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.
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
Other terms and conditions of the 6.375% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described above under 7.25% Notes.
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
Other terms and conditions of the 5.875% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described above under 7.25% Notes.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the issuance of 3.25% Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the 3.25% Notes which we cash-settled for $83 million upon maturity of the 3.25% Notes and effectively offset our liability under the Cash Conversion Option.
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
4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 ("Tax-Exempt Bonds")
In November 2012, we issued tax-exempt corporate bonds totaling $335 million. Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Haverhill, Niagara and SEMASS facilities, as well as to fund certain capital expenditures in Massachusetts. Approximately $7 million of financing costs were incurred, of which $3 million was expensed and $4 million will be recognized over the term of the debt.
In August 2015, we issued two new series of fixed rate tax-exempt corporate bonds totaling $130 million Proceeds from the offerings were utilized to refinance tax-exempt project debt at our Delaware Valley facility and to fund certain capital improvements at our Essex County facility. Financing costs were not material.
Details of the issues and the use of proceeds are as follows (dollars in millions):

Series	Amount	Maturity	Coupon	Use of Proceeds
Massachusetts Series 2012A	$20	2027	4.875%	New proceeds for qualifying capital expenditures in Massachusetts
Massachusetts Series 2012B	67	2042	4.875%	Redeem SEMASS project debt
Massachusetts Series 2012C	82	2042	5.25%	Redeem Haverhill project debt
Niagara Series 2012A	130	2042	5.25%	Redeem Niagara project debt
Niagara Series 2012B	35	2024	4.00%	Redeem Niagara project debt
New Jersey Series 2015A	90	2045	5.25%	Finance qualifying expenditures at Essex County facility
Pennsylvania Series 2015A	40	2043	5.00%	Refinance outstanding tax-exempt debt
	$464
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
We entered into a loan agreement with the Delaware County Industrial Development Authority under which they issued the Refunding Revenue Bonds (the “Pennsylvania Series” bonds in the table above) and loaned the proceeds to us for the purpose of redeeming the outstanding$34 million principal amount of the Variable Rate Bonds and of refinancing $6 million of project debt

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

due on July 1, 2015 at our Delaware Valley facility. See Variable Rate Tax-Exempt Demand Bonds due 2043 below. Interest on the bonds is paid semi-annually on January 1 and July 1 of each year beginning on January 1, 2016.
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
Tax-Exempt Variable Rate Demand Bonds due 2043 ("Variable Rate Bonds")
In July 2013 and 2014, we issued $22 million and $12 million, respectively of tax-exempt corporate variable-rate demand bonds, which were secured by a letter of credit issued under our Revolving Credit Facility and had a maturity date of July 1, 2043. Proceeds from the offering were utilized to refinance project debt at our Delaware Valley facility due through July 1, 2014.
In August 2015, we refinanced the $34 million of outstanding Variable Rate Bonds with the Pennsylvania Series bonds. See 4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 above.
Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During the year ended December 31, 2015 and 2014, we borrowed $15 million and $63 million under the equipment financing capital lease arrangements. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. The outstanding borrowings under the equipment financing capital lease arrangements were $73 million as of December 31, 2015, and have mandatory amortization payments remaining as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter
Annual Remaining Amortization	$4	$4	$5	$5	$5	$50

Depreciation associated with this equipment is included in Depreciation and amortization expense on our consolidated statement of operations. For additional information see Note 1. Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment.
PROJECT DEBT
The maturities of long-term project debt as of December 31, 2015 are as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$15	$17	$19	$14	$4	$128	$197	$(15)	$182
Premium	1	—	—	—	—	3	4	(1)	3
Total	$16	$17	$19	$14	$4	$131	$201	$(16)	$185
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
Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenue pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2015, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $597 million and restricted funds held in trust of approximately $104 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2015, in connection with a long-term service fee contract extension at our Onondaga County facility, our Onondaga County client refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million in transaction costs which will be deferred and amortized over the term of the bonds. The bonds bear interest from 1.75% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035. Consistent with other service fee projects we own and have project debt in place, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.
Dublin Project Financing
During 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin EfW facility. The project financing package includes: (i) €300 million of project debt under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which has been committed by a leading global energy infrastructure investor. For additional information related to this project, see Note 3. New Business and Asset Management.
Dublin Senior Term Loan due 2021
The €250 million Dublin Senior Term Loan is expected to be drawn over the course of 2016 and 2017 to fund remaining construction costs as our equity investment into the project (approximately €125 million), the Dublin Convertible Preferred, and the Dublin Junior Term Loan have been fully utilized. Key commercial terms of the Dublin Senior Term Loan include:

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

•
The Dublin Senior Term Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the project-related assets. The Dublin Senior Term Loan is non-recourse to us and our subsidiary Covanta Energy. See Note 18. Commitments and Contingencies for a description of the commitments of Covanta Energy related to the Dublin project financing.

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

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014 and was utilized in 2015 to fund construction costs as our initial equity investment into the project and the Dublin Convertible Preferred were fully utilized. As of December 31, 2015, $56 million (€52 million) and $2 million (€2 million) is included in project debt and current restricted funds held in trust, respectively, on our consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

•	Final maturity on March 31, 2022 (six months after the maturity of the Dublin Senior Term Loan).

•	Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option following operational commencement.

•
Borrowings bear interest at a fixed rate of 5.23% during the first six months of the loan, and thereafter at fixed rates ranging from 9.23% to 9.73% according to a pre-determined schedule. Interest on outstanding borrowings is payable semi-annually and will be payable 50% in cash and 50% accrued to the balance of the loan prior to the operational commencement date of the facility, and payable 100% in cash after the operational commencement date.

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

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred was utilized to fund construction costs in 2015 after our initial equity investment into the project was fully utilized. The instrument has: (i) a liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
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

Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. For the year ended December 31, 2015, amortization of deferred financing costs included as a component of net interest expense on project debt and interest expense totaled $3 million and $5 million, respectively. For each of the years ended December 31, 2014 and 2013 amortization of deferred financing costs included as a component of interest expense totaled $8 million.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. At December 31, 2015 and 2014, interest expense of $13 million and $4 million, respectively, was capitalized.
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2015. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
 The following financial instruments are recorded at their estimated fair value. The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2015 and 2014:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2015	2014
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$89	$79
Money market funds	1	5	5
Total cash and cash equivalents:		94	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	7	67
Money market funds	1	66	36
U.S. Treasury/agency obligations (1)	1	18	2
State and municipal obligations	1	59	87
Commercial paper/guaranteed investment contracts/repurchase agreements	1	8	4
Total restricted funds held in trust:		158	196
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	2	1
Investments:
Mutual and bond funds (2)	1	2	2
Derivative asset — energy hedges (2)(3)	2	21	5
Total assets:		$277	$288
Liabilities:
Derivative liability — interest rate swaps	2	14	15
Liability — contingent consideration related to acquisition	3	—	2
Total liabilities:		$14	$17

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2015		As of December 31, 2014
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (4)	$314	$314	$323	$323
Liabilities:
Long-term debt	$2,285	$2,266	$1,973	$2,039
Project debt	$201	$209	$225	$234

(1)	The U.S. Treasury/agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(4)	Includes $2 million and $24 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2015 and 2014.

NOTE 13. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2015	2014
Asset Derivatives:
Foreign currency hedges	Prepaid expenses and other current assets	$6	$—

		Amount of Gain (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2015	2014	2013
Foreign currency hedge	Other (expense) income, net	$6	$—	$—
Note hedge	Non-cash convertible debt related expense	—	5	(26)
Cash conversion option	Non-cash convertible debt related expense	—	(5)	27
Effect on income of derivative instruments not designated as hedging instruments		$6	$—	$1
Foreign Currency Hedge
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 4. Assets Held for Sale), we entered into a foreign currency exchange collar with two financial institutions that will mature in March 2016 and April 2016 for approximately the amount of expected proceeds of $110 million. The foreign currency hedge is accounted for as a derivative instrument and, as such, is recorded at fair value quarterly with any change in fair value recognized in our consolidated statements of operations as other expense, net. As of December 31, 2015, the fair value of the foreign currency exchange derivatives of $6 million, pre-tax, was recorded as a current asset.
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
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. We have entered into agreements with various financial institutions to hedge approximately 1.7 million MWh, 1.1 million MWh and 0.1 million MWh of energy production from exposure to market risk for fiscal years 2016, 2017 and 2018, respectively.
As of December 31, 2015, the fair value of the energy derivatives of $21 million, pre-tax, was recorded as a current asset and as a component of AOCI. As of December 31, 2015, the amount of hedge ineffectiveness was not material. During the year ended December 31, 2015, the cash provided by and used in energy derivative settlements of $17 million and $7 million, respectively, was included in the change in working capital on our consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Term Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €250 million loan amount with various financial institutions that settle between 2016 and 2021. This interest rate swap is designated as a cash flow hedge which is recorded at fair value as a current liability with changes in fair value recorded as a component of AOCI. As of December 31, 2015, the fair value of the interest rate swap derivative of $14 million, pre-tax, was recorded as a noncurrent liability.
NOTE 14. SUPPLEMENTARY INFORMATION
Other Operating Expense, net
For the years ended December 31, 2015, 2014, and 2013, other operating expense, net included construction costs totaling $74 million, $98 million, and $112 million, respectively.

Net Write-offs
The components of net write-offs are as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
North America segment:
Write-off of intangible assets (1)	$—	$16	$—
Write-down of biomass facilities and biomass equity investment (2)	43	34	2
Write-down of EfW facility assets (3)	—	—	9
Write-off of loan issued to fund certain facility improvements (4)	—	—	4
North America segment sub-total:	43	50	15
Other:
Write-down of insurance business (5)	—	14	—
Total net write-offs	$43	$64	$15

(1)	Write-offs related to intangible assets are related to the following:

•
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. In 2014, we recorded a $9 million non-cash impairment write-off of the intangible asset that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract utilizing Level 3 inputs.

•
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the year ended December 31, 2014, we recorded a non-cash impairment write-off of $7 million of the

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract utilizing Level 3 inputs.

(2)	Write-downs related to our biomass assets are as follows:

•
During year ended December 31, 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these developments, we recorded a non-cash impairment charge of $43 million, pre-tax, which was calculated based on estimated cash flows for these facilities utilizing Level 3 inputs. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.

•
During year ended December 31, 2014, we identified indicators of impairment associated with our California Biomass facilities, primarily that we were unsuccessful in securing new long-term power purchase agreements to replace the current power purchase agreements, which were approaching the end of their terms. Based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash write-down of $34 million to reduce the carrying value of the California Biomass assets to their estimated fair value.

•
During 2013, we recorded a non-cash write-down of $2 million related to our 55% equity investment in the Pacific Ultrapower Chinese Station biomass facility in California, which we subsequently sold in the fourth quarter of 2013.

(3)
During 2013, we recorded a non-cash write-down of $9 million resulting from an impairment charge related to our Wallingford EfW facility assets in Connecticut, reducing the carrying value of the net assets to the present value of the expected cash flows to be recovered utilizing Level 3 inputs.

(4)
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

(5)
During 2014, we sold our insurance subsidiaries and recorded a non-cash write-down of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Debt discount accretion related to the 3.25% Notes	$—	$13	$29
Fair value changes related to the cash convertible note hedge	—	(5)	26
Fair value changes related to the cash conversion option derivative	—	5	(27)
Total non-cash convertible debt related expense	$—	$13	$28

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2015	2014
Prepaid expenses	$37	$30
Hedge receivables	25	7
Spare parts	17	20
Renewable energy credits	15	17
Other	28	28
Total prepaid expenses and other current assets	$122	$102
Operating expenses, payroll and related expenses	$114	$171
Deferred revenue	13	15
Accrued liabilities to client communities	22	29
Interest payable	24	22
Dividends payable	34	34
Other	27	35
Total accrued expenses and other current liabilities	$234	$306

NOTE 15. INCOME TAXES
We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(91)	$(1)	$3
State	16	4	12
Foreign	2	3	—
Total current	(73)	6	15
Deferred:
Federal	7	(4)	20
State	(11)	16	7
Foreign	(7)	(3)	1
Total deferred	(11)	9	28
Total income tax (benefit) expense	$(84)	$15	$43

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Domestic and foreign pre-tax (loss) income was as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Domestic	$6	$14	$91
Foreign	(34)	(10)	(12)
Total	$(28)	$4	$79
The effective income tax rate was 302%, 388%, and 55% for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 and 2014 rates were principally driven by relatively low pre-tax income (loss). The decrease in effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 is primarily due to the recognition of tax benefit due to the resolution of the IRS audit and non-recurring adjustments from the prior year. The increase in the effective tax rate for the year ended December 31, 2014, compared to the year ended December 31, 2013 was primarily due to the combined effects of (i) the recognition of certain tax liabilities for previous years, and (ii) relatively low pre-tax income for the year ended December 31, 2014.
A reconciliation of our income tax (benefit) expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Income tax (benefit) expense at the federal statutory rate	$(10)	$1	$28
State and other tax expense	1	8	11
Tax rate differential on foreign earnings	8	5	5
Permanent differences	4	4	1
Worthless stock deduction	—	—	(4)
Production tax credits/R&E tax credits	(3)	(4)	(5)
Change in valuation allowance	(7)	3	—
Liability for uncertain tax positions	(82)	5	4
Basis adjustment to unconsolidated investment	4	(9)	4
Other	1	2	(1)
Total income tax (benefit) expense	$(84)	$15	$43
We had consolidated federal NOLs estimated to be approximately $309 million for federal income tax purposes as of the end of 2015. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2028	$83
2029	—
2030	29
2031	1
2032	1
2033	195
$309
In addition to the consolidated federal NOLs, as of December 31, 2015, we had state NOL carryforwards of approximately $217 million, which expire between 2023 and 2036, net foreign NOL carryforwards of approximately $216 million expiring between 2016 and 2036, and federal tax credit carryforwards, including production tax credits of $60 million expiring between 2024 and 2034, and minimum tax credits of $7 million with no expiration. The corresponding deferred tax assets are offset by a valuation allowance of approximately $73 million and the change of the valuation allowance was primarily due to the company's legal entity restructuring and the change of Connecticut tax law.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2015	2014
Deferred tax assets:
Capital loss carryforward	$3	$2
Net operating loss carryforwards	157	142
Accrued expenses	24	2
Prepaid and other costs	36	35
Deferred tax assets attributable to pass-through entities	17	10
Retirement benefits	—	2
Other	4	7
AMT and other credit carryforwards	67	64
Total gross deferred tax asset	308	264
Less: valuation allowance	(73)	(96)
Total deferred tax asset	235	168
Deferred tax liabilities:
Unbilled accounts receivable	4	6
Property, plant and equipment	725	737
Intangible assets	18	9
Deferred tax liabilities attributable to pass-through entities	26	77
Deferred gain on convertible debt	20	27
Swap income	2	—
Prepaid expenses	23	19
Other, net	11	4
Total gross deferred tax liability	829	879
Net deferred tax liability	$594	$711
Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $264 million and $271 million as of December 31, 2015 and 2014, respectively. Such amounts are considered permanently invested, therefore no provision for U.S. income taxes has been accrued. Determination of the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes as of December 31, 2015 and 2014. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $26 million and $23 million as of December 31, 2015 and 2014, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2012	$124
Additions based on tax positions related to the current year	3
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	(1)
Balance at December 31, 2013	128
Additions based on tax positions related to the current year	8
Additions for tax positions of prior years	—
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—
Balance at December 31, 2014	133
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	—
Reductions for lapse in applicable statute of limitations	—
Reductions for tax positions of prior years	(109)
Balance at December 31, 2015	$36
The uncertain tax positions, exclusive of interest and penalties, were $36 million and $133 million as of December 31, 2015 and 2014, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2015 and 2014, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million and $2 million, respectively. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.
Audits for federal income tax returns are closed for the years through 2009. However, the Internal Revenue Service ("IRS") can audit the NOL's generated during those years in the years that the NOL's are utilized.
The IRS audited our tax returns for the years 2004 through 2009, a period which included both years in which NOLs generated in prior years were utilized and years in which losses giving rise to additional NOLs were reported. During the year ended December 31, 2015, we settled with the IRS resulting in substantially all of the NOLs remaining available to offset consolidated taxable income. As a result, during the year ended December 31, 2015, we recognized $93 million of income tax benefit.
State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $16 million, for each of the years ended December 31, 2015, 2014 and 2013.
Pension and Postretirement Benefit Obligations
In 2012, the IRS approved our plan to terminate the qualified defined benefit pension plan. During 2013, $35 million of annuity contracts were purchased on behalf of participants who elected an annuity option and we recorded a pre-tax defined benefit pension plan settlement gain of $6 million, which was recorded as other operating income in our consolidated statements of operations. Such annuity purchase concluded the termination of the defined benefit pension plan, accordingly, we have no future obligations related to the qualified defined benefit pension plan.
The discount rate for the non-qualified pension plans was 4.35%, 4.05% and 4.95% for the years ended December 31, 2015, 2014 and 2013, respectively.
For the other postretirement benefit plan, an annual rate of increase of 6.5% in the per capita cost of health care benefits was assumed for 2015 for covered employees. An average increase of 7.0% was assumed for 2016. The average increase was then projected to gradually decline to 5.0% in 2022 and remain at that level. In general, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (approximately $0.1 million) effect on either total service and interest cost components or postretirement benefit obligations.
For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $4 million, $4 million and $0, respectively as of December 31, 2015 and $4 million, $4 million, and $0, respectively as of December 31, 2014.
As of December 31, 2015, we estimate that the future benefits payable over the next ten years for the retirement and postretirement plans in place are $4 million for pension benefits, $3 million for other benefits (net of Medicare Part D subsidy) and $0 for attributable to Medicare Part D subsidy.
Pension costs for our defined benefit plans and other post-retirement benefit plans were not material.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligation and Funded Status
The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our non-qualified defined benefit pension plan and other postretirement benefit plan, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in millions, except percentages as noted):

	Non-qualified Pension Benefits		Other Benefits
	For the Year Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$4	$5	$5	$5
Service cost	—	—	—	—
Interest cost	—	—	—	—
Amendments	—	—	—	—
Actuarial gain	—	—	(1)	—
Benefits paid	—	(1)	—	—
Settlement	—	—	—	—
Benefit obligation at end of year	$4	$4	$4	$5
Change in plan assets:
Plan assets at fair value at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Contributions	—	1	—	—
Benefits paid	—	(1)	—	—
Settlement	—	—	—	—
Plan assets at fair value at end of year	$—	$—	$—	$—
Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(4)	$(4)	$(4)	$(5)
Unrecognized net gain	—	—	—	—
Net amount recognized	$(4)	$(4)	$(4)	$(5)
Accumulated other comprehensive (income) loss recognized:
Net actuarial gain	$—	$—	$(4)	$(4)
Net prior service cost	(1)	(1)	—	—
Total as of December 31,	$(1)	$(1)	$(4)	$(4)
Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	4.05%	4.95%	3.50%	4.10%
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	4.35%	4.05%	3.75%	3.50%

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17. STOCK-BASED AWARD PLANS
Stock-Based Award Plans
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan (the “Plan”) to provide incentive compensation to non-employee directors, officers and employees, and to consolidate the two previously existing equity compensation plans into a single plan: the Company’s Equity Award Plan for Employees and Officers (the “Former Employee Plan”) and the Company’s Equity Award Plan for Directors (the “Former Director Plan,” and together with the Former Employee Plan, the “Former Plans”). Shares that were available for issuance under the Former Plans will be available for issuance under the Plan. The stockholders of the Company also approved the authorization of 6 million new shares of our common stock for issuance under the Plan.
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
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2015, the average forfeiture rates were 12% for restricted stock awards and 15% for stock options and restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2015
	Total Compensation Expense for the Years Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2015	2014	2013
Restricted Stock Awards	$11	$11	$11	$7	1.4
Restricted Stock Units	$6	$6	$4	$4	2.4
Restricted Stock Awards
Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period. The fair value of shares vested during the year was $9 million.
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
During the year ended December 31, 2015, we awarded certain employees 515,820 restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest during March of 2016, 2017, and 2018.
On May 7, 2015, in accordance with our existing program for annual director compensation, we awarded 57,460 shares of restricted stock for annual director compensation. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	As of December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,240	$17.67	1,166	$17.85	1,418	$16.38
Granted	573	$21.88	721	$17.20	634	$19.51
Vested	(661)	$17.69	(608)	$17.27	(718)	$16.52
Forfeited	(92)	$19.36	(39)	$17.80	(168)	$17.40
Nonvested at the end of the year	1,060	$19.79	1,240	$17.67	1,166	$17.85
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
In 2015, we granted 322,168 RSUs to certain members of our senior management team. These total stockholder return (“TSR”) based equity awards will vest based upon our TSR performance over a three year period relative to indices of companies in the waste and disposal industry, the conventional electricity utilities industry and other similarly sized “mid-cap” companies.
Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	As of December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	894	$15.93	691	$16.66	1,016	$16.59
Granted	322	$21.95	247	$14.60	219	$16.91
Vested	(8)	$19.42	(44)	$16.51	(544)	$16.64
Forfeited	(6)	$21.99	—	$—	—	$—
Nonvested at the end of the year	1,202	$17.60	894	$15.93	691	$16.66
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity and balance information of the options under the 2014 Stock Option Plan:

	As of December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2014 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	1,113	$21.25	1,686	$20.42	1,789	$20.01
Granted	—	$—	25	$20.58	—	$—
Exercised	(13)	$11.40	(532)	$18.53	(84)	$11.75
Expired	—	$—	(66)	$20.52	(19)	$20.52
Forfeited	—	$—	—	$—	—	$—
Outstanding at the end of the year	1,100	$21.37	1,113	$21.25	1,686	$20.42
Options exercisable at year end	1,100	$21.37	1,100	$21.26	1,686	$20.42
Options available for future grant	5,652		6,548		1,541

As of December 31, 2015, options for shares were in the following price ranges (in thousands, except years and per share amounts):

			Weighted Average Remaining Contractual Life (Years)
	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$20.52 — $20.58	870	$20.52	1.4	870	$20.52
$23.30 — $26.84	230	$24.57	2.4	230	$24.57
	1,100			1,100

The total cash received from the exercise of stock options was approximately less than $1 million, $10 million and $1 million, for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the years ended December 31, 2015, 2014 and 2013 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no additional paid-in capital pool available to offset these reduced tax benefits.
The aggregate intrinsic value as of December 31, 2015 for options exercisable was $0 million for options outstanding and options vested. All options issued as of December 31, 2015 are fully vested. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2015 (December 31, 2015). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2015, 2014 and 2013 was $0 million, $1 million, and $1 million, respectively.
As of December 31, 2015, there were options to purchase 1 million shares of common stock that had vested at a weighted average exercise price of $21.37. The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $0, $0, and $1 million, respectively.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that we and our subsidiary, Covanta Tulsa Renewable Energy LLC, are the target of an investigation being conducted by the EPA. To date we have not received any information, but we understand that EPA plans to allege improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.  We believe that our operations in Tulsa were and are in compliance with existing laws and regulations in all material respects.  While we can provide no assurance as to the outcome of this matter, we do not believe that the investigation or any issues arising therefrom will have a material adverse effect on our financial position or results of operations.
Other Matters
Other commitments as of December 31, 2015 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$184	$41	$143
Letters of credit - other	63	—	63
Surety bonds	429	—	429
Total other commitments — net	$676	$41	$635
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
Dublin EfW Facility
In connection with the financing of the Dublin EfW facility, Covanta Energy has made commitments for contingent support as follows: (1) lending commitments up to €25 million to fund working capital shortfalls in the project company under certain circumstances during operations; and (2) up to €75 million commitment in the aggregate to provide support payments to the project company, under certain circumstances, in the event waste revenue falls below minimum levels (set far below anticipated levels). For additional information on the Dublin EfW facility, see Note 3. New Business and Asset Management and Note 11. Consolidated Debt.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Essex County EfW Facility
We are implementing significant operational improvements at our Essex County EfW facility at a total estimated cost of approximately $90 million. Construction commenced in 2014 and is expected to be completed in 2016. As of December 31, 2015, we have approximately $45 million of capital expenditures remaining to be incurred related to these improvements. For additional information, see Note 3. New Business and Asset Management.
New York City Contract Investments
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City. As of December 31, 2015, we expect to incur approximately $35 million of additional capital expenditures, primarily for transportation equipment.
NOTE 19. QUARTERLY DATA (UNAUDITED)
The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenue	$383	$401	$408	$432	$422	$414	$432	$435
Operating income (loss)	$5	$15	$(20)	$47	$71	$19	$44	$63
Net (loss) income	$(37)	$(9)	$(6)	$5	$34	$7	$78	$(4)
Net (loss) income attributable to Covanta Holding Corporation	$(37)	$(9)	$(6)	$5	$34	$7	$77	$(5)

Earnings (loss) per share attributable to Covanta Holding Corporation stockholders:
Basic	$(0.28)	$(0.07)	$(0.05)	$0.04	$0.26	$0.05	$0.59	$(0.04)
Diluted	$(0.28)	$(0.07)	$(0.05)	$0.04	$0.25	$0.05	$0.58	$(0.04)

Cash dividend declared per share:	$0.25	$0.18	$0.25	$0.18	$0.25	$0.25	$0.25	$0.25

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2015 – Reserves for doubtful accounts	$6	$1	$—	$—	$7
2014 – Reserves for doubtful accounts	$4	$4	$—	$2	$6
2013 – Reserves for doubtful accounts	$6	$3	$—	$5	$4

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2015. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, our disclosure controls and procedures were not effective to provide such reasonable assurance, because the previously reported material weaknesses discussed below have not yet been remediated. We have advised our audit committee of these deficiencies in our internal control over financial reporting, and the fact that these deficiencies constitutes "material weaknesses."
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Because such material weaknesses were determined to exist, we performed additional procedures to ensure our consolidated financial statements included in this annual report on Form 10-K are presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Income Taxes
During the year ended December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the determination and reporting of the provision for state income taxes, more specifically over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.
During the year ended December 31, 2015, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2015. Additional improvements continue to be considered as part of such plan.
During the year, we initiated the following steps to remediate the material weakness discussed above:

•	Revised task assignments to ensure that discrete items impacting the blended state tax rate are subject to a more comprehensive review process by successive levels of management;

•	Enhanced the review of the application of the state tax rate to cumulative deferred income tax balances;

•
Identified and implemented specific technologies minimizing our reliance on supplementary spreadsheets to perform tax calculations, reducing the risk of manual computational error and allowing for a more effective and timely review of tax accounting results; and

•	Implemented analytical procedures to validate actual tax accounting results to supplement internal control reviews using the expected impact of discrete items as a basis.
Municipally-Owned Facility Construction Accounting
During the year ended December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the estimation and timeliness of the reporting of certain costs associated with an outage related to certain remediation work on the Durham York project and initial start-up operations related to such project. The Durham

York project is our only municipally-owned project in original construction or start-up. When long-term construction revenue contracts for facilities that are municipally owned move to a projected net loss position, as the Durham York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified.
In the quarter ended June 30, 2015, we estimated incremental costs expected to be incurred to conduct outages to modify certain equipment, and to conduct initial start-up operations. During the quarter ended September 30, 2015, we determined that our prior estimate was not sufficiently accurate, and required refinement to our projected net loss. We have determined that our inability to estimate such outage and start-up costs with sufficient accuracy during the period they were identified constitutes a “material weakness” in our internal controls over financial reporting.
During the year ended December 31, 2015, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. Additional improvements are still being implemented as part of such plan.
During the year, we initiated the following steps to remediate the material weakness discussed above:

•
Improved coordination among the management of several functions (operations, project management and accounting) to ensure that the information required for proper financial reporting is identified, evaluated, refined and reported on a timely basis;

•
Implemented controls to improve the precision of the estimates of costs which are to be factored into the overall profitability or loss of a project involving public-owned facilities and to ensure that such precision levels are appropriately factored into our profit or loss recognition;

•
Implemented enhanced reviews by the accounting and finance departments to ensure that project cost reports which are used as a tool to track such outage and start-up expenditures are accurately stated and include all expenditures and accruals;

•
Consolidated forecasting and overall financial oversight responsibility with financial controllers at ongoing facility construction projects to provide a single point of coordination between the construction, operations, client management, and finance and accounting functions, and to provide oversight of the financial reporting of construction activities; and

•
Initiated a search for additional personnel to assist with the review of change orders, claims events and other interactions between the company and its contractors and subcontractors on all major construction projects.

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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2015 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 113. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 114. Management has concluded that internal control over financial reporting is not effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2015, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control — Integrated Framework (2013 Framework), Covanta’s management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 114 of this report on Form 10-K for the year ended December 31, 2015.

/s/ Stephen J. Jones
Stephen J. Jones
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the provision for state income taxes, more specifically over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances, and controls related to estimating futures costs associated with long-term construction revenue contracts. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows in each of the three years in the period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 26, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses, described above on the achievement of the objectives of the control criteria, Covanta Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2015, based on COSO criteria.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 26, 2016

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.
Equity Compensation Plans
The following table sets forth information regarding the number of our securities that could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the Covanta Holding Corporation 2014 Equity Award Plan (the "Plan") and the number of securities remaining for future issuance under the Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	1,099,279	$21.37	6,018,897
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	1,099,279	$21.37	6,018,897

(1)	Of the 6,018,897 shares that remain available for future issuance, 366,451 have been forfeited, therefore, 5,652,446 shares are currently available for issuance under the equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements, for the years ended December 31, 2015, 2014, and 2013
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2015, 2014, and 2013

(2)	Financial Statement Schedules of Covanta Holding Corporation:
Included in Part II of this report: Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3)	Exhibits:
EXHIBIT INDEX

Exhibit No.	Description
Underwriting Agreement.

1.1†
Underwriting Agreement, dated February 20, 1014 between the Registrant and Barclay Capital Inc., as representatives of the several underwriters (incorporated herein by reference to Exhibit 1.1 of Covanta Holding Corporation's Current Report on Form 8-K dated February 20, 2014 and filed with the SEC on February 21, 2014.)

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

4.2†
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

4.3†
Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).

4.4†
Second Supplemental Indenture dated as of December 1, 2010 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 1, 2010 and filed with the SEC on December 1, 2010).

4.5†
Third Supplemental Indenture dated as of March 19, 2012 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 19, 2012 and filed with the SEC on March 19, 2012).

4.6†
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

10.3†*
Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

10.4†
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

10.5†
Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.6†
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

10.7†
Pledge and Security Agreement, dated as of March 28, 2012, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.8†
Pledge Agreement, dated as of March 28, 2012, between Covanta Holding Corporation and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.9†
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

10.10†
Form of Covanta Holding Corporation Indemnification Agreement, entered into with each Director and Officer (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.

10.11†
Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.12†
Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.13†
Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.14†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Massachusetts Development Finance Agency (incorporated by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.15†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.16†
Guaranty Agreement, dated as of November 1, 2012, by and between Covanta Energy Corporation and Wells Fargo Bank, National Association, pursuant to the Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Massachusetts Development Finance Agency (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.17†
Guaranty Agreement, dated as of November 1, 2012, by and between Covanta Energy Corporation and Wells Fargo Bank, National Association, pursuant to the Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

10.18†
Agreement, dated as of August 22, 2013, by and among Covanta Holding Corporation and John M. Huff, as Director of the Missouri Department of Insurance, Financial Institutions and Professional Registration (the "Trustee") solely in his capacity as trustee and statutory receiver of the Mission Reinsurance Corporation Trust and the Holland-America Insurance Company Trust (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Quarterly Report on Form 10-Q dated October 24, 2013 and filed with the SEC on October 24, 2013).

10.19†*
Covanta Holding Corporation 2014 Equity Award Plan (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 8, 2014).

10.20†*
Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.21†*
Form of Growth Equity Award Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.22†*
Covanta Energy Corporation Senior Officers Severance Plan (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.25†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.26†*
Form of Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.27†*
Form of Covanta Holding Corporation Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.28*	Form of Covanta Holding Corporation Retention Restricted Stock Unit Agreement.

10.29†
Amended and Restated Credit and Guaranty Agreement, dated as of April 10, 2015, among Covanta Energy, LLC, Covanta Holding Corporation, certain subsidiaries of Covanta Energy, LLC, as guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and MUFG Union Bank, N.A, as Syndication Agents, and TD Bank, N.A., Sumitomo Mitsui Banking Corporation and Compass Bank, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated April 10, 2015 and filed with the SEC on April 20, 2015).

10.30†*
Succession Agreement by and among Covanta Holding Corporation, Covanta Energy LLC, Covanta Projects LLC and Anthony J. Orlando dated January 5, 2015 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 5, 2015 and filed with the SEC on January 5, 2015).

10.31†*
Offer Letter from Covanta Holding Corporation to Stephen J. Jones dated January 5, 2015 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 5, 2015 and filed with the SEC on January 5, 2015).

10.32†*
Offer Letter from Covanta Holding Corporation to Michael J. de Castro dated May 12, 2015 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 2, 2015 and filed with the SEC on June 2, 2015).

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

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ STEPHEN J. JONES
Stephen J. Jones
President and Chief Executive Officer
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN J. JONES Stephen J. Jones	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/S/ BRADFORD J. HELGESON Bradford J. Helgeson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/S/ NEIL C. ZIESELMAN Neil C. Zieselman	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 26, 2016

/S/ DAVID M. BARSE David M. Barse	Director	February 26, 2016

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 26, 2016

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 26, 2016

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 26, 2016

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 26, 2016

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	Director	February 26, 2016

/S/ WILLIAM C. PATE William C. Pate	Director	February 26, 2016

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 26, 2016

/S/ JEAN SMITH Jean Smith	Director	February 26, 2016