Form 10-Q
period 2016-03-31
COVANTA HOLDING CORP
filed 2016-04-27
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock, $0.10 par value	130,612,402

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2015 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$279	$246
Energy revenue	101	112
Recycled metals revenue	13	16
Other operating revenue	10	9
Total operating revenue	403	383
OPERATING EXPENSE:
Plant operating expense	315	289
Other operating expense	12	11
General and administrative expense	23	28
Depreciation and amortization expense	52	48
Impairment charges	15	—
Total operating expense	417	376
Operating (loss) income	(14)	7
Other expense:
Interest expense, net	(34)	(35)
Other expense, net	(2)	(2)
Total other expense	(36)	(37)
Loss before income tax benefit (expense) and equity in net income from unconsolidated investments	(50)	(30)
Income tax benefit (expense)	10	(10)
Equity in net income from unconsolidated investments	3	3
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(37)	$(37)

Weighted Average Common Shares Outstanding:
Basic	129	132
Diluted	129	132

Loss Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.29)	$(0.28)
Diluted	$(0.29)	$(0.28)

Cash Dividend Declared Per Share:	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In millions)
Net loss attributable to Covanta Holding Corporation	$(37)	$(37)
Foreign currency translation	9	(13)
Net unrealized loss on derivative instruments, net of tax benefit of $0 and $1, respectively	(7)	(7)
Other comprehensive income (loss) attributable to Covanta Holding Corporation	2	(20)
Comprehensive loss attributable to Covanta Holding Corporation	$(35)	$(57)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$106	$94
Restricted funds held in trust	67	77
Receivables (less allowances of $7 and $7, respectively)	285	312
Prepaid expenses and other current assets	176	114
Assets held for sale	—	97
Total Current Assets	634	694
Property, plant and equipment, net	2,741	2,690
Restricted funds held in trust	75	81
Waste, service and energy contracts, net	280	284
Other intangible assets, net	38	38
Goodwill	302	301
Investments in investees and joint ventures	10	10
Other assets	120	113
Total Assets	$4,200	$4,211
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$9	$8
Current portion of project debt	17	16
Accounts payable	90	90
Accrued expenses and other current liabilities	242	234
Liabilities held for sale	—	23
Total Current Liabilities	358	371
Long-term debt	2,334	2,255
Project debt	190	159
Deferred income taxes	573	595
Waste and service contracts, net	11	13
Other liabilities	181	178
Total Liabilities	3,647	3,571
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares; outstanding 131 shares)	14	14
Additional paid-in capital	795	801
Accumulated other comprehensive loss	(32)	(34)
Accumulated deficit	(223)	(143)
Treasury stock, at par	(1)	—
Total Covanta Holding Corporation stockholders' equity	553	638
Noncontrolling interests in subsidiaries	—	2
Total Equity	553	640
Total Liabilities and Equity	$4,200	$4,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(37)	$(37)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	52	48
Amortization of long-term debt deferred financing costs	1	2
Impairment charges	15	—
Stock-based compensation expense	5	8
Equity in net income from unconsolidated investments	(3)	(3)
Dividends from unconsolidated investments	—	1
Deferred income taxes	(14)	10
Other, net	(5)	(4)
Change in restricted funds held in trust	2	1
Change in working capital	15	16
Total adjustments	68	79
Net cash provided by operating activities	31	42
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(86)	(86)
Acquisition of business, net of cash acquired	(9)	—
Other, net	—	(1)
Net cash used in investing activities	(95)	(87)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	318	167
Proceeds from equipment financing capital leases	—	9
Proceeds from borrowings on Dublin project financing	37	—
Payments of borrowings on revolving credit facility	(237)	(118)
Payments on equipment financing capital leases	(1)	(1)
Payments on project debt	(8)	(10)
Payments of deferred financing costs	(3)	(3)
Cash dividends paid to stockholders	(33)	(33)
Change in restricted funds held in trust	14	7
Common stock repurchased	(20)	—
Other, net	5	6
Net cash provided by financing activities	72	24
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net increase (decrease) in cash and cash equivalents	10	(24)
Cash and cash equivalents at beginning of period	96	91
Cash and cash equivalents at end of period	106	67
Less: Cash and cash equivalents of assets held for sale at end of period	—	4
Cash and cash equivalents of continuing operations at end of period	$106	$63

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 42 energy-from-waste facilities, which are primarily located in North America. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion. We hold equity interests in China and Italy.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).
Reclassification
During the three months ended March 31, 2016, certain amounts have been reclassified in our prior period condensed consolidated statement of operations to conform to current year presentation and such amounts were not material to current and prior periods.
Change in Accounting Principle
Effective January 1, 2016, we adopted guidance concerning the presentation of debt issuance costs, which are required to be presented as a direct reduction from the carrying amount of the related debt liability. We adopted this guidance retrospectively, which resulted in a reduction in our December 31, 2015 current and non-current asset balances of $8 million and $40 million, respectively, along with a reduction in current and long-term debt balances. For additional information, see Note 6. Consolidated Debt.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance for employee share-based compensation.  The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance, which is required to be adopted in the first quarter of 2017, may be early adopted. We are currently evaluating the effect the guidance will have on our consolidated financial statements.
In February 2016, the FASB issued amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In January 2016, the FASB issued accounting guidance that would require equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in our consolidated statements of operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. This standard is required to be adopted in the first quarter of 2018, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. We are required to adopt this standard in the first quarter of 2018. Early adoption is permitted in the first quarter of 2017. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption alternatives, which include utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing historical accounting policies and practices to the new standard to identify potential differences from applying the requirements of the new standard to our contracts. We have not yet selected a transition date or method nor have we yet determined the effect of the standard on our consolidated financial statements. Because the new standard will impact our business processes, systems and controls, we are in the process of developing a comprehensive change management project plan to guide the implementation. We expect this determination will near completion in late 2016 or early 2017.
NOTE 3. DISPOSITIONS AND ASSETS HELD FOR SALE
Dispositions and Other
Pittsfield EfW Facility
In March 2016, we exercised an early termination option available under our steam sale agreement for our Pittsfield EfW facility that will be effective on or about March 2017.  Upon termination of the steam agreement, we intend to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, during the three months ended March 31, 2016, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.
China Investments
During March 2016, we completed the exchange of our ownership interests in three EfW facilities located in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") pursuant to a July 2015 exchange agreement. As of March 31, 2016, our cost-method investment in Sanfeng Environment, totaling $77 million, of which $67 million and $10 million is included in our condensed consolidated balance sheet as a component of "Prepaid expense and other current assets" and "Other assets", respectively. Prior to such exchange, our interests in China included an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities. Cost-method investments are carried at historical cost unless indicators of impairment are identified. There were no impairment indicators related to our cost-method investment during the three months ended March 31, 2016.
We are currently in the process of obtaining the required approvals from the Chinese government to sell approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 equity transfer agreement with CITIC. This sale is expected to close in the second quarter of 2016 and result in cash proceeds to Covanta of approximately $105 million. We expect to recognize a gain on sale as a result of these transactions of approximately $28 million.
In connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms. For more information, see Note 11. Derivative Instruments.
As of December 31, 2015, the assets and liabilities associated with our China investments were presented in our condensed consolidated balance sheets as Current "Assets Held for Sale” and Current "Liabilities Held for Sale.”

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 4. EARNINGS PER SHARE (“EPS”) AND EQUITY
Earnings Per Share
We calculate basic earnings per share ("EPS") using net earnings for the period and the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the period. Basic weighted average shares outstanding have decreased due to share repurchases. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards, restricted stock units and warrants whether or not currently exercisable. Diluted earnings per share does not include securities if their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	129	132
Dilutive effect of stock options, restricted stock and restricted stock units (1)	—	—
Diluted weighted average common shares outstanding	129	132
(1) Excludes restricted stock units of 1 for both the three months ended March 31, 2016 and 2015; and stock options of 1 and zero for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

Equity
Share Repurchases
In January 2016, we repurchased approximately 1.2 million of our common stock at a weighted average cost of $15.29 per share for an aggregate amount of $18 million.

Dividends per Share
Dividends declared per share were $0.25 for each of the three-month periods ended March 31, 2016 and 2015. Cash dividends paid were $33 million for each of the three-month periods ended March 31, 2016 and 2015.

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive loss before reclassifications	(13)	—	(7)	—	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive loss	(13)	—	(7)	—	(20)
Balance March 31, 2015	$(25)	$2	$(19)	$—	$(42)

Balance December 31, 2015	$(34)	$2	$(2)	$—	$(34)
Other comprehensive income (loss) before reclassifications	9	—	(7)	—	2
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive income (loss)	9	—	(7)	—	2
Balance March 31, 2016	$(25)	$2	$(9)	$—	$(32)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended March 31, 2016
Operating revenue	$396	$7	$403
Depreciation and amortization expense	52	—	52
Impairment charges	15	—	15
Operating loss	(14)	—	(14)

Three Months Ended March 31, 2015
Operating revenue	$374	$9	$383
Depreciation and amortization expense	47	1	48
Operating income	7	—	7

(1)	All other is comprised of the financial results of our operations outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	March 31, 2016	December 31, 2015
LONG-TERM DEBT:
Revolving credit facility (2.69% - 3.67%)(1)	$429	$348
Term loan, net (2.44%)	200	200
Credit Facilities Sub-total	$629	$548
7.25% Senior notes due 2020	$400	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
Less: deferred financing costs related to senior notes	(16)	(16)
Senior Notes Sub-total	$1,184	$1,184
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(6)	(6)
Tax-Exempt Bonds Sub-total	$458	$458
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	$72	$73
Total long-term debt	$2,343	$2,263
Less: current portion	(9)	(8)
Noncurrent long-term debt	$2,334	$2,255
PROJECT DEBT:
North America project debt:
1.75% - 6.45% project debt related to service fee structures due 2017 through 2035	$110	$117
5.248% - 6.20% project debt related to tip fee structures due 2016 through 2020	22	23
Unamortized debt premium, net	5	5
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$136	$144
Other project debt:
Dublin senior loan due 2021 (4.00% - 4.50%)	$38	$—
Debt discount related to Dublin senior term loan	(8)	(8)
Less: deferred financing cost related to Dublin senior term loan	(17)	(15)
Dublin senior term loan, net	$13	$(23)
Dublin junior term loan due 2022 (9.23% - 9.73%)	$60	$57
Debt discount related to Dublin junior term loan	(1)	(1)
Less: deferred financing costs related to Dublin junior term loan	(1)	(2)
Dublin junior term loan, net	$58	$54
Total other project debt, net	$71	$31
Total project debt	$207	$175
Less: Current portion, includes $0 and $1 of net unamortized premium (discount), respectively)	(17)	(16)
Noncurrent project debt	$190	$159
TOTAL CONSOLIDATED DEBT	$2,550	$2,438
Less: Current debt	(26)	(24)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,524	$2,414
(1) During the three months ended March 31, 2016, 5% of the Revolving Credit Facility debt had an interest rate of 2.94% - 3.92%

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
Availability under Revolving Credit Facility
As of March 31, 2016, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of March 31, 2016	Outstanding Letters of Credit as of March 31, 2016	Availability as of March 31, 2016
Revolving Credit Facility	$1,000	2020	$429	$157	$414
(1) The Tranche B commitment expires in March 2019.
Repayment Terms
As of March 31, 2016, the Term Loan has mandatory amortization payments of $4 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2016.
Other Non-current Liabilities
As of March 31, 2016, the Dublin convertible preferred instrument of $89 million was included in other noncurrent liabilities in our condensed consolidated balance sheet.
Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. During the three months ended March 31, 2016 and 2015, interest expense of $6 million and zero, respectively, was capitalized.
NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate ("ETR") and account for tax effects of discrete events in the period in which they occur. We review the ETR on a quarterly basis as projections are revised and laws are enacted. The ETR's were 20% and 33% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the ETR primarily resulted from a charge associated with the legal entity restructuring, which had been recorded during the three months ended March 31, 2015, changes in the mix of earnings, and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016.

NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $10 million and $11 million for the three months ended March 31, 2016 and 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 9. STOCK-BASED COMPENSATION
During the three months ended March 31, 2016, we awarded certain employees grants of 741,603 shares of restricted stock and 437,275 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2017, 2018, and 2019.
During the three months ended March 31, 2016, we additionally awarded certain employees grants of 390,728 RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
During the three months ended March 31, 2016, we withheld 210,169 shares of our common stock in connection with tax withholdings for vested stock awards.
Compensation expense related to our stock-based awards totaled $5 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. The stock-based award compensation for the three months ended March 31, 2015 includes expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the three months ended March 31, 2015.
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2016
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 14	1.8
Restricted stock units	$ 12	2.6
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2016. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2016 and December 31, 2015:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2016	December 31, 2015
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$101	$89
Money market funds	1	5	5
Total cash and cash equivalents:		106	94
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	9	7
Money market funds	1	51	66
U.S. Treasury/Agency obligations (1)	1	17	18
State and municipal obligations	1	59	59
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	6	8
Total restricted funds held in trust:		142	158
Restricted funds — other:
Bank deposits and certificates of deposit (2)	1	2	2
Investments:
Mutual and bond funds (2) (3)	1	2	2
Derivative asset — Foreign currency hedges	2	1	—
Derivative asset — Energy hedges	2	22	21
Total assets:		$275	$277
Liabilities:
Derivative liability — Interest rate swaps	2	$22	$14
Total liabilities:		$22	$14

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2016		As of December 31, 2015
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (4)	$287	$287	$314	$314
Liabilities:
Long-term debt	$2,343	$2,357	$2,263	$2,266
Project debt	$207	$215	$175	$209

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Includes $2 million and $2 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as March 31, 2016 and December 31, 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset Derivatives:
Foreign currency	Prepaid expenses and other current assets	$1	$6

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2016	2015
Foreign currency	Other expense, net	$(4)	$—
Effect on income of derivative instruments not designated as hedging instruments		$(4)	$—
Foreign Currency Hedge
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 3. Dispositions and Assets Held for Sale), we entered into a foreign currency exchange collar with two financial institutions, which matured in March 2016 and April 2016, with proceeds of $2 million and $1 million, respectively. We subsequently entered into foreign currency forwards for approximately $100 million, which will settle in June 2016 and July 2016, to protect against rate fluctuations through the expected close of the sale of our ownership interest to CITIC. The foreign currency forwards are accounted for as derivative instruments and, accordingly, are recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." As of March 31, 2016, the fair value of the foreign currency exchange derivatives of $1 million, pre-tax, was recorded as a current asset.
We have also entered into a foreign currency forward to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end of 2017. This foreign currency forward is accounted for as a derivative instrument at fair value in our quarterly condensed consolidated balance sheet with any changes in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our condensed consolidated statement of operations nor was it material to our condensed consolidated balance sheet as of March 31, 2016.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. We have entered into agreements with various financial institutions to hedge approximately 1.8 million MWh, 1.6 million MWh and 0.1 million MWh of energy production from exposure to market risk for 2016, 2017 and 2018, respectively.
As of March 31, 2016, the fair value of the energy derivatives of $22 million, pre-tax, was recorded as a $17 million current asset and a $5 million noncurrent asset. The change in fair value was recorded as a component of AOCI. As of March 31, 2016, the amount of hedge ineffectiveness was not material. During the three months ended March 31, 2016, the cash provided by and used in energy derivative settlements of $14 million and $0 million, respectively, was included in the change in working capital on our condensed consolidated statement of cash flows. The cash provided by and used in energy derivative settlements during the three months ended March 31, 2015 were $3 million and $7 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of March 31, 2016, the fair value of the interest rate swap derivative of $22 million, pre-tax, was recorded as a $2 million and $20 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recorded during the quarter recognized in our condensed consolidated statements of operations as interest expense.
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
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. On March 3, 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
North Carolina Transformer Site Matter. In December 2012, our subsidiary, Covanta Dade Power Corp. (“Dade”) received a letter from the EPA indicating Dade was named as a PRP, along with numerous other unidentified PRPs, relating to the cleanup of the Ward Transformer Superfund Site in Raleigh, North Carolina (“Ward Site”). Dade's alleged liability as a PRP stems from the 1994 servicing at the Ward Site of a transformer alleged to have contained PCB-contaminated oil. The EPA is seeking reimbursement from PRPs for its oversight costs in connection with ongoing cleanup activities at the Ward Site. While our investigation in this matter is continuing, based on information obtained to date, we believe Dade's responsibility, if any, in connection with this matter to be de minimis; and subject to indemnity by Veolia Environmental Services North America, LLC, from which we acquired Dade in 2010; however, it is not possible at this time to estimate the range of possible loss relating to Dade's ultimate liability, if any, in this matter.
Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that our subsidiary, Covanta Tulsa Renewable Energy LLC, is the target of a criminal investigation being conducted by the EPA. We understand that the EPA plans to allege improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.

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
Other Matters
Other commitments as of March 31, 2016 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$157	$11	$146
Letters of credit - other	66	—	66
Surety bonds	157	—	157
Total other commitments — net	$380	$11	$369
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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the 5.875% Notes, 7.25% Notes or 6.375% Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K.
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million for both the three months ended March 31, 2016 and 2015.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Essex County EfW Facility
We are implementing significant operational improvements at our Essex County EfW facility at a total estimated cost of approximately $90 million. Construction commenced in 2014 and is expected to be completed in 2016. As of March 31, 2016, we have approximately $35 million of capital expenditures remaining to be incurred related to these improvements.
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of March 31, 2016, we expect to incur approximately $35 million of additional capital expenditures, primarily for transportation equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three months ended March 31, 2016. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of March 31, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	March 31, 2016	March 31, 2015
Consumer Price Index (1)	0.9%	(0.1)%
PJM Pricing (Electricity) (2)	$24.21	$62.83
NE ISO Pricing (Electricity) (3)	$29.71	$85.14
Henry Hub Pricing (Natural Gas) (4)	$2.00	$2.87
#1 HMS Pricing (Ferrous Metals) (5)	$158	$255
Scrap Metals - Old Sheet & Old Cast (6)	$0.55	$0.71

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2016 and Q1 2015. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2016 and Q1 2015. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)
Average price per MMBtu for Q1 2016 and Q1 2015. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q1 2016 and Q1 2015. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for Q1 2016 and Q1 2015. Calculated using the high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb.) published by American Metal Market.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenue and operating expense and the quantification of specific factors affecting or causing such changes is provided in the segment discussion below. We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada.
The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management of our Annual Report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
Quarter Updates

Pittsfield EfW Facility
During the three months ended March 31, 2016, we exercised an early termination option available under our steam sale agreement that will be effective in March 2017.  Upon termination of the steam agreement, we intend to cease operations at the Pittsfield facility. As a result of these recent developments, we recorded a non-cash impairment charge of $13 million, pre-tax, during the three months ended March 31, 2016. For additional information related to this impairment, see Results of Operations - Impairment charges below.
China Investments
During March 2016, we completed the exchange of our ownership interests in three EfW facilities located in China for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”) pursuant to a July 2015 exchange agreement. We are currently in the process of obtaining the required approvals from the Chinese government to sell approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 equity transfer agreement with CITIC. This sale is expected to close in the second quarter of 2016 and result in cash proceeds to Covanta of approximately $105 million. We expect to recognize a gain on sale as a result of these transactions of approximately $28 million. In connection with these transactions, we previously entered into foreign currency exchange collars with two financial institutions to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms, which matured in March 2016 and April 2016. We subsequently entered into foreign currency forwards, which will settle in June 2016 and July 2016 to protect against rate fluctuations through the expected close of the sale of our ownership interest to CITIC.
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

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING (LOSS) INCOME
Three Months Ended March 31, 2016 and 2015

	Consolidated		North America		Variance Increase (Decrease)
	2016	2015	2016	2015	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$279	$246	$278	$246	$33	$32
Energy revenue	101	112	95	104	(11)	(9)
Recycled metals revenue	13	16	13	16	(3)	(3)
Other operating revenue	10	9	10	8	1	2
Total operating revenue	403	383	396	374	20	22
OPERATING EXPENSE:
Plant operating expense	315	289	309	282	26	27
Other operating expense	12	11	12	10	1	2
General and administrative expense	23	28	22	28	(5)	(6)
Depreciation and amortization expense	52	48	52	47	4	5
Impairment charges	15	—	15	—	15	15
Total operating expense	417	376	410	367	41	43
Operating (loss) income	$(14)	$7	$(14)	$7	$(21)	$(21)
Operating Revenue
Waste and Service Revenue
Waste and service revenue increased by $33 million and $32 million on a consolidated and North America segment basis, respectively.

Consolidated (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015
Waste and service revenue unrelated to project debt	$276	$242	$34
Revenue earned explicitly to service project debt - principal	2	3	(1)
Revenue earned explicitly to service project debt - interest	1	1	—
Total waste and service revenue	$279	$246	33

Waste and service revenue from EfW operations in the North America segment increased by $3 million year-over-year, impacted by the following:

•	same store revenue increased by $5 million, or 2.3%, primarily driven by price improvement from contractual escalation and increased volumes of profiled waste;

•	waste processing revenue related to contract transitions decreased by $2 million;

•	revenue earned explicitly to service project debt decreased by $1 million; and

•	transactions activity increased revenue by $1 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $29 million primarily due to the contribution from newly acquired environmental services businesses and a full quarter of the New York City MTS contract.

North America segment - EfW facilities - Tons (1) (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015
Contracted	4.1	3.9	0.2
Uncontracted	0.6	0.7	(0.1)
Total tons	4.6	4.6	—
(1) Includes solid tons only. Certain amounts may not total due to rounding.

Energy Revenue
Energy revenue and MWh by contract status and facility type (in millions):

	For the Three Months Ended March 31,
	2016			2015			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$7	0.24	16%	$13	0.27	18%
Contracted	60	0.74	51%	59	0.73	49%
Hedged	26	0.42	28%	19	0.35	23%

Total EfW	$93	1.40	95%	$91	1.35	90%	$2	0.05
Biomass
At Market	$2	0.07	5%	$4	0.05	3%
Contracted	—	—	—%	7	0.07	5%
Hedged	—	—	—%	2	0.03	2%
Total Biomass	$2	0.07	5%	$13	0.15	10%	$(11)	(0.08)
Total	$95	1.47	100%	$104	1.50	100%	$(9)	(0.03)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs. of steam / MWh.

For the three month comparative period, energy revenue on a consolidated basis decreased by $11 million.
Energy revenue from EfW operations increased by $2 million year-over-year, driven by the following:

•	same store revenue decreased by $3 million, primarily driven by lower energy pricing; and

•	contract transition increased revenue by $5 million, primarily due to additional energy revenue sharing.
Energy revenue from non-EfW operations decreased by $13 million, driven by an $11 million decrease in biomass revenue as a result of economically dispatching facilities and lower market pricing, and $2 million in lower steam revenue from a facility in China. The two biomass facilities in Maine, which were the sole operating biomass facilities during the first quarter of 2016, have now been economically dispatched.
Recycled Metals Revenue
Recycled metals revenue by type and net tons recovered:

	For the Three Months Ended March 31,
	Recycled Metals Revenue by Type (in millions)		Net Tons Recovered by Type (in thousands) (1)
	2016	2015	2016	2015
Ferrous Metal	$8	$10	86	76
Non-Ferrous Metal	5	6	8	7
Total	$13	$16

(1) Covanta share only.

For the three month comparative period, recycled metals revenue decreased by $3 million on both a consolidated and North America segment basis. The decrease was primarily driven by a $5 million net decline in recycled metal sales prices, with lower market pricing partially offset by a revenue benefit of $3 million from our new Fairless Hills, PA metals processing facility, which cleans, sorts and improves the quality of ferrous metal recovered at certain of our EfW plants. The overall price decline was partially offset by an increase of $1 million from higher volume of recovered metal.

	For the Three Months Ended March 31,
Recycled Metals Revenue (in millions):	2016	2015	2014
March 31,	$13	$16	$21
June 30,	—	17	25
September 30,	—	16	26
December 31,	—	12	21
Total for the year ended December 31,	N/A	$61	$93
Other Operating Revenue
The increase of $2 million in other operating revenue in our North America segment for the three month comparative period was primarily due to higher construction revenue principally related to facility improvement projects at the Pinellas County EfW facility, partially offset by decreased revenue from the Durham-York project, which has been completed.
Operating Expense
Plant Operating Expense

North America segment (in millions):	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015
Plant Operating Expense:
Plant maintenance (1)	$89	$81	$8
All other	220	201	19
Plant operating expense	$309	$282	27
For the three month comparative period, plant operating expense on a consolidated and North America segment basis increased by $26 million and $27 million, respectively.
Plant operating expense from EfW operations increased by $11 million, impacted by higher plant maintenance ($10 million), primarily related to the timing and scope of scheduled maintenance performed, and higher expense resulting from contract transitions ($2 million).
Plant operating expense from non-EfW operations in our North America segment increased by $16 million primarily due to newly acquired environmental services businesses ($14 million), the New York City MTS contract ($7 million), and the start-up of the Fairless Hills, PA metals processing facility ($1 million), partially offset by economically dispatching biomass facilities ($9 million).

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Other Operating Expense
During the three months ended March 31, 2016, other operating expense in our North America segment increased by $2 million as compared to the prior year period, and primarily consisted of expense principally related to construction projects at the Pinellas and Durham York EfW facilities.
General and Administrative Expense
During the three months ended March 31, 2016, consolidated general and administrative expense decreased by $5 million primarily due to expense related to executive separation agreements in 2015.

Impairment Charges
During the three months ended March 31, 2016, we recorded impairment charges totaling $15 million, of which $13 million was related to the closure of our Pittsfield EfW facility. In March 2016, we exercised an early termination option available under our steam sale agreement for our Pittsfield EfW facility that will be effective on or about March 2017.  Upon termination of the steam agreement, we intend to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is reasonably possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value.
Operating Income
Excluding the impairment charges discussed above, operating income decreased by $6 million on both a consolidated and North America segment basis for the three month comparative period. The decrease was primarily due to lower energy and recycled metal revenue (driven by lower market prices) and higher EfW plant operating expense, largely due to the timing and scope of scheduled maintenance performed, which were partially offset by higher EfW waste pricing, the New York City MTS contract, and lower general and administrative expense due to executive separation expense incurred in 2015.
CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended March 31, 2016 and 2015
Other Expense:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015

Other expense:
Interest expense	$34	$35	$(1)
Other expense, net	2	2	—
Total other expense	$36	$37	(1)
Income Tax Benefit (Expense):

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax benefit (expense)	$10	$(10)	$20
Effective income tax rate	20%	33%	N/A
During the three months ended March 31, 2016, the change in effective tax rate primarily resulted from the discrete tax impact of the cancellation of debt related to the Wallingford facility, which had been recorded during the three months ended March 31, 2015, changes in the mix of earnings, and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2016	2015	2016 vs 2015
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net loss attributable to Covanta Holding Corporation	$(37)	$(37)	$—

Loss per share attributable to Covanta Holding Corporation:
Weighted average common shares outstanding:
Basic	129	132	(3)
Diluted	129	132	(3)
Loss per share:
Basic	$(0.29)	$(0.28)	$(0.01)
Diluted	$(0.29)	$(0.28)	$(0.01)
Cash dividend declared per share	$0.25	$0.25	$—

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
Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include the results of operations of our insurance subsidiaries, impairment charges, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2016 and 2015, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Diluted loss per share	$(0.29)	$(0.28)
Reconciling items (a)	0.10	0.15
Adjusted EPS	$(0.19)	$(0.13)

(a)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2016	2015
Impairment charges (a)	15	—
Severance and reorganization costs (b)	1	6
Effect on income of derivative instruments not designated as hedging instruments	4	—
Effect of foreign exchange gain on indebtedness	(1)	2
Other	—	—
Total reconciling items, pre-tax	19	8
Pro forma income tax impact	(7)	(3)
Legal entity restructuring charge	—	15
Total reconciling items, net of tax	$12	$20
Diluted earnings per share impact	$0.10	$0.15
Weighted average diluted shares outstanding	129	132

(a)
The three months ended March 31, 2016 included impairment charges totaling $15 million, of which $13 million was related to the closure of our Pittsfield EfW facility in March 2017. See Results of Operations - Impairment charges discussion above.

(b)
For the three months ended March 31, 2015, comprised of costs incurred in connection with separation agreements related to the departure of two executive officers, of which $4 million related to non-cash compensation.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2016. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2016 and 2015, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2016	2015
Net Loss Attributable to Covanta Holding Corporation	$(37)	$(37)
Depreciation and amortization expense	52	48
Interest expense, net	34	35
Income tax (benefit) expense	(10)	10
Impairment charges (a)	15	—
Debt service billing in excess of revenue recognized	1	1
Severance and reorganization costs (b)	1	2
Non-cash compensation expense (c)	5	8
Capital type expenditures at service fee operated facilities (d)	11	8
Other (e)	4	4
Total adjustments	113	116
Adjusted EBITDA	$76	$79

(a)	See Adjusted EPS - Note (a) and Results of Operations - Impairment charges above.

(b)	The three months ended March 31, 2015, included $2 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(c)	The three months ended March 31, 2015 included $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(d)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(e)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2016	2015
Cash flow provided by operating activities	$31	$42
Cash paid for interest, net of capitalized interest	22	19
Cash paid for taxes	4	2
Capital type expenditures at service fee operated facilities (d)	11	8
Adjustment for working capital and other	8	8
Adjusted EBITDA	$76	$79

(a)	See Adjusted EBITDA above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our credit facilities, which we believe will collectively allow us to meet our liquidity needs. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 6. Consolidated Debt. Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
As of March 31, 2016, we had restricted cash of $142 million, of which $13 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. At March 31, 2016, cash balances held by our international subsidiaries, which are not generally available for near-term liquidity in our domestic operations, totaled $52 million.
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
During the three months ended March 31, 2016, we repurchased 1.2 million shares of our common stock at a weighted average cost of $15.29 for an aggregate amount of $18 million. We expect to repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. During the three months ended March 31, 2016, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in April 2016.
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2015. For additional information on other commitments, see Item 1. Financial Statements — Note 12. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow from Continuing Operations for the Three Months Ended March 31, 2016 and 2015:
Net cash provided by operating activities from continuing operations for the three months ended March 31, 2016 was $31 million, a decrease of $11 million from the prior year period. The decrease was primarily due to a decrease in operating performance, partially offset by favorable working capital.
Net cash used in investing activities from continuing operations for the three months ended March 31, 2016 was $95 million, a net increase of $8 million from the prior year period. The increase was due to the acquisition of an environmental services business for $7 million and the acquisition of land totaling $3 million related to a prior year environmental services acquisition.
Net cash provided by financing activities from continuing operations for the three months ended March 31, 2016 was $72 million, a net increase of $48 million from the prior period. The increase was primarily due to increased net revolver borrowings totaling $32 million and increased borrowings related to our Dublin facility totaling $37 million, partially offset by stock repurchases totaling $20 million.

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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, excluding the cash flow provided by or used in our insurance subsidiaries, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA and Adjusted EPS (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2016 and 2015, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2016	2015
Cash flow provided by operating activities from continuing operations	$31	$42
Less: Maintenance capital expenditures (a)	(36)	(26)
Free Cash Flow	$(5)	$16
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(59)	$(60)
Other investing activities, net	—	(1)
Total investments	$(59)	$(61)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(33)
Common stock repurchased	(20)	—
Total return of capital to stockholders	$(53)	$(33)
Capital raising activities:
Proceeds from Dublin financing	$37	$—
Net proceeds from equipment financing leases (c)	—	9
Change in restricted funds held in trust	10	4
Other financing activities, net	5	6
Deferred financing costs	(3)	(3)
Net proceeds from capital raising activities	$49	$16
Debt repayments:
Net cash used for scheduled principal payments on project debt (d)	$(4)	$(7)
Payments on equipment financing capital leases (c)	(1)	(1)
Total debt repayments	$(5)	$(8)
Borrowing activities - Revolving credit facility, net	$81	$49
Effect of exchange rate changes on cash and cash equivalents	$2	$(3)
Net change in cash and cash equivalents	$10	$(24)

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2016	2015
Maintenance capital expenditures	$(36)	$(26)
Capital expenditures associated with organic growth initiatives	(14)	(8)
Capital expenditures associated with the New York City MTS contract	(1)	(13)
Capital expenditures associated with the Essex County EfW emissions control system	(10)	(8)
Capital expenditures associated with construction of the Dublin EfW facility	(25)	(31)
Total capital expenditures associated with growth investments	(50)	(60)
Total purchases of property, plant and equipment	$(86)	$(86)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended March 31,
	2016	2015
Capital expenditures associated with growth investments	$(50)	$(60)
Acquisition of business, net of cash acquired	(9)	—
Total growth investments	$(59)	$(60)

(c)	During the three months ended March 31, 2015, we financed $9 million for equipment related to our New York City contract.

(d)	Calculated as follows:

	Three Months Ended March 31,
	2016	2015
Total scheduled principal payments on project debt	$(8)	$(10)
Decrease in related restricted funds held in trust	4	3
Net cash used for principal payments on project debt	$(4)	$(7)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2016 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There have been no material changes during the three months ended March 31, 2016 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2016. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, our disclosure controls and procedures were not effective to provide such reasonable assurance, because the previously reported material weaknesses discussed below have not yet been remediated. We have advised our audit committee of these deficiencies in our internal control over financial reporting, and the fact that these deficiencies constitute "material weaknesses."
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Because such material weaknesses were determined to exist, we performed additional procedures to ensure our consolidated financial statements included in this quarterly report on Form 10-Q are presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Income Taxes
During the quarter ended March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the determination and reporting of the provision for state income taxes, more specifically over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.
During the quarter ended March 31, 2016, we continued implementing specific changes in process and enhanced controls to address this material weakness, consistent with our previous disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2015. During the quarter ended March 31, 2016, we continued to observe the operation of each of the control changes for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the material weakness has been remediated. Additional improvements related to the precision of the review of the state tax provision continue to be considered as part of such plan.
Municipally-Owned Facility Construction Accounting
During the quarter ended March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the estimation and timeliness of the reporting of certain costs associated with an outage related to certain remediation work on the Durham-York project and initial start-up operations related to such project. The Durham-York project is our only municipally-owned project in original construction or start-up. When long-term construction revenue contracts for facilities that are municipally owned move to a projected net loss position, as the Durham-York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified.
During the quarter ended June 30, 2015, we estimated incremental costs expected to be incurred to conduct outages to modify certain equipment, and to conduct initial start-up operations. During the quarter ended September 30, 2015, we determined that our prior estimate was not sufficiently accurate, and required refinement to our projected net loss. We have determined that our inability to estimate such outage and start-up costs with sufficient accuracy during the period they were identified constitutes a “material weakness” in our internal controls over financial reporting.
During the quarter ended March 31, 2016, we determined that our estimate of construction costs associated with our Dublin construction project during the quarter ended December 31, 2015, was also not sufficiently accurate. This project is not municipally-owned, however, the inaccurate cost estimates resulted in an immaterial financial statement impact on deferred income taxes solely because of the legal entity structure related to the project. We have determined that our inability to estimate such costs was due to the existing material weakness in our internal controls over financial reporting.
During the quarter ended March 31, 2016, we continued implementing specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the steps noted below, we are still evaluating any additional improvements that are required to be included as part of such plan.

We continued implementing the following steps to remediate the material weakness discussed above:

•
Improved coordination among the management of several functions (operations, project management and accounting) to ensure that the information required for proper financial reporting is identified, evaluated, refined and reported on a timely basis;

•
Controls to improve the precision of the estimates of costs that are to be factored into the overall profitability or loss of a project involving public-owned facilities and to ensure that such precision levels are appropriately factored into our profit or loss recognition;

•
Enhanced reviews by the accounting and finance departments to ensure that project cost reports that are used as a tool to track such outage and start-up expenditures are accurately stated and include all expenditures and accruals;

•
Consolidated forecasting and overall financial oversight responsibility with financial controllers at ongoing facility construction projects to provide a single point of coordination between the construction, operations, client management, and finance and accounting functions, and to provide oversight of the financial reporting of construction activities; and

•
Engaged additional personnel to assist with the review of change orders, claims events and other interactions between the company and its contractors and subcontractors on all major construction projects.

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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

January 1 - January 31	1,161,879	$15.29	—	$66
February 1 - February 29	—	$—	—	$66
March 1 - March 31	—	$—	—	$66
Total	1,161,879	$15.29	—
(1)Excluded from this disclosure are 210,169 shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.
(2)In first quarter 2013, we increased the current share repurchase authorization to $150 million. Under the program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.
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
Date: April 27, 2016