Form 10-Q
period 2016-06-30
COVANTA HOLDING CORP
filed 2016-07-28
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock, $0.10 par value	130,435,167

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$297	$276	$576	$522
Energy revenue	86	99	187	211
Recycled metals revenue	17	17	30	33
Other operating revenue	18	16	28	25
Total operating revenue	418	408	821	791
OPERATING EXPENSE:
Plant operating expense	314	300	629	589
Other operating expense	19	26	31	37
General and administrative expense	25	23	48	51
Depreciation and amortization expense	51	50	103	98
Impairment charges	4	24	19	24
Total operating expense	413	423	830	799
Operating income (loss)	5	(15)	(9)	(8)
Other expense:
Interest expense, net	(34)	(33)	(68)	(68)
Loss on extinguishment of debt	—	(2)	—	(2)
Other income (expense), net	2	1	—	(1)
Total other expense	(32)	(34)	(68)	(71)
Loss before income tax (expense) benefit and equity in net income from unconsolidated investments	(27)	(49)	(77)	(79)
Income tax (expense) benefit	(3)	40	7	30
Equity in net income from unconsolidated investments	1	3	4	6
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(29)	$(6)	$(66)	$(43)

Weighted Average Common Shares Outstanding:
Basic	129	132	129	132
Diluted	129	132	129	132

Loss Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.23)	$(0.05)	$(0.51)	$(0.33)
Diluted	$(0.23)	$(0.05)	$(0.51)	$(0.33)

Cash Dividend Declared Per Share:	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In millions)
Net loss attributable to Covanta Holding Corporation	$(29)	$(6)	$(66)	$(43)
Foreign currency translation	(3)	4	6	(9)
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $(5), $3, $(5) and $2, respectively	(13)	13	(20)	6
Other comprehensive (loss) income attributable to Covanta Holding Corporation	(16)	17	(14)	(3)
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(45)	$11	$(80)	$(46)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$108	$94
Restricted funds held in trust	65	77
Receivables (less allowances of $8 million and $7 million, respectively)	298	312
Prepaid expenses and other current assets	137	114
Assets held for sale	—	97
Total Current Assets	608	694
Property, plant and equipment, net	2,958	2,690
Restricted funds held in trust	73	83
Waste, service and energy contracts, net	274	284
Other intangible assets, net	37	38
Goodwill	303	301
Other assets	73	121
Total Assets	$4,326	$4,211
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$9	$8
Current portion of project debt	25	16
Accounts payable	59	90
Accrued expenses and other current liabilities	265	234
Liabilities held for sale	—	23
Total Current Liabilities	358	371
Long-term debt	2,398	2,255
Project debt	323	159
Deferred income taxes	574	595
Waste and service contracts, net	10	13
Other liabilities	183	178
Total Liabilities	3,846	3,571
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 130 and 131 shares, respectively)	14	14
Additional paid-in capital	800	801
Accumulated other comprehensive loss	(48)	(34)
Accumulated deficit	(285)	(143)
Treasury stock, at par	(1)	—
Total Covanta Holding Corporation stockholders' equity	480	638
Noncontrolling interests in subsidiaries	—	2
Total Equity	480	640
Total Liabilities and Equity	$4,326	$4,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(66)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	103	98
Amortization of long-term debt deferred financing costs	4	4
Impairment charges	19	24
Loss on extinguishment of debt	—	2
Stock-based compensation expense	9	11
Equity in net income from unconsolidated investments	(4)	(6)
Dividends from unconsolidated investments	1	1
Deferred income taxes	(8)	(22)
Other, net	(3)	(1)
Change in restricted funds held in trust	3	(1)
Change in working capital	—	(36)
Net cash provided by operating activities	58	31
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(184)	(195)
Acquisition of business, net of cash acquired	(9)	(48)
Other, net	2	—
Net cash used in investing activities	(191)	(243)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	165
Proceeds from borrowings on revolving credit facility	515	492
Proceeds from equipment financing capital leases	—	15
Proceeds from borrowings on project debt	—	59
Proceeds from borrowings on Dublin project financing	77	45
Payments on long-term debt	(1)	(163)
Payments of borrowings on revolving credit facility	(370)	(286)
Payments on equipment financing capital leases	(2)	(2)
Payments on project debt	(9)	(57)
Payments of deferred financing costs	(3)	(6)
Cash dividends paid to stockholders	(65)	(66)
Change in restricted funds held in trust	18	(6)
Common stock repurchased	(20)	—
Other, net	3	5
Net cash provided by financing activities	143	195
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net increase (decrease) in cash and cash equivalents	12	(20)
Cash and cash equivalents at beginning of period	96	91
Cash and cash equivalents at end of period	108	71
Less: Cash and cash equivalents of assets held for sale at end of period	—	5
Cash and cash equivalents of continuing operations at end of period	$108	$66

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).
Reclassification
During the quarter ended June 30, 2016, certain amounts have been reclassified in our prior period condensed consolidated statements of operations, balance sheet and cash flows to conform to current year presentation and such amounts were not material to current and prior periods.
Change in Accounting Principle
Effective January 1, 2016, we adopted guidance concerning the presentation of debt issuance costs, which are required to be presented as a direct reduction from the carrying amount of the related debt liability. We adopted this guidance retrospectively, which resulted in a reduction in our December 31, 2015 current and non-current asset balances of $8 million and $40 million, respectively, along with a corresponding reduction in current and long-term debt balances. For additional information, see Note 6. Consolidated Debt.
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
NOTE 3. DISPOSITIONS AND OTHER
Pittsfield EfW Facility
In March 2016, we exercised an early termination option available under our steam sale agreement for our Pittsfield EfW facility that will be effective in March 2017.  Upon termination of the steam agreement, we intend to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, during the six months ended June 30, 2016, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value. For more information regarding fair value measurements, see Note 10. Financial Instruments.
China Investments
During March 2016, we completed the exchange of our ownership interests in three EfW facilities located in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") pursuant to a July 2015 exchange agreement. As of June 30, 2016, our cost-method investment in Sanfeng Environment totaled $77 million, of which $67 million and $10 million was included in our condensed consolidated balance sheet as a component of "Prepaid expense and other current assets" and "Other assets", respectively. Prior to the exchange, our interests in China included an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities. Cost-method investments are carried at historical cost unless indicators of impairment are identified. There were no impairment indicators related to our cost-method investment during the six months ended June 30, 2016.
We are currently in the process of obtaining the required approvals from the Chinese government to sell approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 equity transfer agreement with CITIC. This sale is expected to close in the third quarter of 2016. Based upon June 30, 2016 exchange rates, cash proceeds to Covanta are estimated to be approximately $100 million, exclusive of any gains or losses received from foreign currency derivatives. In connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms. For more information, see Note 11. Derivative Instruments.
We expect to recognize a gain on sale as a result of these transactions of approximately $30 million, exclusive of expected gains from cumulative foreign currency translation adjustments.
As of December 31, 2015, the assets and liabilities associated with our China investments were presented in our condensed consolidated balance sheets as Current "Assets held for sale” and Current "Liabilities held for sale.”

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Tartech Investment
We are party to a joint venture that was formed to recover and recycle metals from EfW ash monofills in North America. During the three months ended June 30, 2016, due to operational difficulties and the decline in the scrap metals market, a valuation of the entity was conducted. As a result, we recorded a net impairment of our investment in this joint venture of $3 million, pre-tax, which represents our portion of the carrying value of the entity in excess of the fair value. Such amount was calculated based on the estimated liquidation value of the tangible equipment utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	129	132	129	132
Dilutive effect of stock options, restricted stock and restricted stock units (1)	—	—	—	—
Diluted weighted average common shares outstanding	129	132	129	132
(1) Excludes restricted stock units of 1 for each of the three and six-month periods ended June 30, 2016 and 2015; stock options of 1 for the three and six months ended June 30, 2016 and zero for the three and six months ended June 30, 2015, because their inclusion would have been anti-dilutive.

Equity
Share Repurchases
In January 2016, we repurchased approximately 1.2 million shares of our common stock at a weighted average cost of $15.29 per share for an aggregate amount of $18 million.

Dividends per Share
Dividends declared per share were $0.25 for each of the three-month periods ended June 30, 2016 and 2015 and $0.50 for each of the six-month periods ended June 30, 2016 and 2015. Cash dividends paid were $33 million and $34 million for the three-month periods ended June 30, 2016 and 2015, respectively and $66 million and $67 million for the six-month periods ended June 30, 2016 and 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive (loss) income before reclassifications	(9)	—	6	—	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive (loss) income	(9)	—	6	—	(3)
Balance June 30, 2015	$(21)	$2	$(6)	$—	$(25)

Balance December 31, 2015	$(34)	$2	$(2)	$—	$(34)
Other comprehensive income (loss) before reclassifications	6	—	(20)	—	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive income (loss)	6	—	(20)	—	(14)
Balance June 30, 2016	$(28)	$2	$(22)	$—	$(48)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended June 30, 2016
Operating revenue	$418	$—	$418
Depreciation and amortization expense	51	—	51
Impairment charges	4	—	4
Operating income (loss)	7	(2)	5

Three Months Ended June 30, 2015
Operating revenue	$399	$9	$408
Depreciation and amortization expense	48	2	50
Impairment charges	24	—	24
Operating loss	(12)	(3)	(15)

	North America	All Other (1)	Total
Six Months Ended June 30, 2016
Operating revenue	$814	$7	$821
Depreciation and amortization expense	103	—	103
Impairment charges	19	—	19
Operating loss	(7)	(2)	(9)

Six Months Ended June 30, 2015
Operating revenue	$773	$18	$791
Depreciation and amortization expense	95	3	98
Impairment charges	24	—	24
Operating loss	(5)	(3)	(8)

(1)	All other is comprised of the financial results of our operations outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	June 30, 2016	December 31, 2015
LONG-TERM DEBT:
Revolving credit facility (2.68% - 2.93%)(1)	$493	$348
Term loan, net (2.43%)	199	200
Credit Facilities Sub-total	$692	$548
7.25% Senior notes due 2020	$400	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
Less: deferred financing costs related to senior notes	(15)	(16)
Senior Notes Sub-total	$1,185	$1,184
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(6)
Tax-Exempt Bonds Sub-total	$459	$458
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	$71	$73
Total long-term debt	$2,407	$2,263
Less: current portion	(9)	(8)
Noncurrent long-term debt	$2,398	$2,255
PROJECT DEBT:
North America project debt:
1.75% - 6.45% project debt related to service fee structures due 2017 through 2035	$108	$117
5.00% Union capital lease due 2016 through 2053	104	—
5.248% - 6.20% project debt related to tip fee structures due 2016 through 2020	23	23
Unamortized debt premium, net	5	5
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$239	$144
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%)(2)	$77	$—
Debt discount related to Dublin senior loan	(7)	(8)
Less: deferred financing cost related to Dublin senior loan	(18)	(15)
Dublin senior loan, net	$52	$(23)
Dublin junior loan due 2022 (9.23% - 9.73%)	$60	$57
Debt discount related to Dublin junior loan	(1)	(1)
Less: deferred financing costs related to Dublin junior loan	(2)	(2)
Dublin junior loan, net	$57	$54
Total other project debt, net	$109	$31
Total project debt	$348	$175
Less: Current portion, includes $1 and $1 of net unamortized premium, respectively)	(25)	(16)
Noncurrent project debt	$323	$159
TOTAL CONSOLIDATED DEBT	$2,755	$2,438
Less: Current debt	(34)	(24)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,721	$2,414
(1) Eurodollar rates only; excludes base rate borrowings.
(2) Reflects hedged fixed rates.

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
Availability under Revolving Credit Facility
As of June 30, 2016, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of June 30, 2016	Outstanding Letters of Credit as of June 30, 2016	Availability as of June 30, 2016
Revolving Credit Facility	$1,000	2020	$493	$160	$347
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.
Repayment Terms
As of June 30, 2016, the Term Loan has mandatory remaining amortization payments of $3 million in 2016, $5 million in each of the years 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2016.

Union County EfW Capital Lease Arrangement
In June 2016, we extended the lease term related to the Union County EfW facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0%. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. As of June 30, 2016, the outstanding borrowings under the capital lease have mandatory amortization payments remaining as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	Thereafter
Annual Remaining Amortization	$6	$5	$5	$5	$6	$77

Other Non-current Liabilities
As of June 30, 2016, the Dublin convertible preferred instrument of $89 million was included in other noncurrent liabilities in our condensed consolidated balance sheet.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was $7 million and $2 million during the three months ended June 30, 2016 and 2015, respectively, and $13 million and $2 million during the six months ended June 30, 2016 and 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate ("ETR") and account for tax effects of discrete events in the period in which they occur. We review the ETR on a quarterly basis as projections are revised and laws are enacted. The ETRs were 9% and 38% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the ETR was primarily attributable to the changes in the mix of earnings, and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016.
NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $9 million and $12 million for the three months ended June 30, 2016 and 2015, respectively, and $19 million and $23 million for the six months ended June 30, 2016 and 2015, respectively.
NOTE 9. STOCK-BASED COMPENSATION
During the six months ended June 30, 2016, we awarded certain employees grants of 748,569 shares of restricted stock and 437,275 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2017, 2018, and 2019.
Additionally, during the six months ended June 30, 2016, we awarded certain employees grants of 390,728 RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
During the six months ended June 30, 2016, we withheld 210,169 shares of our common stock in connection with tax withholdings for vested stock awards.
On May 5, 2016, we awarded 9,000 shares of restricted stock and 54,591 restricted stock units for annual director compensation. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $4 million and $3 million for the three months ended June 30, 2016 and 2015, respectively and $9 million and $11 million for the six months ended June 30, 2016 and 2015, respectively. The stock-based award compensation for the six months ended June 30, 2015 included expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the six months ended June 30, 2015.
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2016
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 12	1.6
Restricted stock units	$ 11	2.5
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2016. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.
The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2016 and December 31, 2015:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2016	December 31, 2015
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$103	$89
Money market funds	1	5	5
Total cash and cash equivalents:		108	94
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	14	9
Money market funds	1	44	66
U.S. Treasury/Agency obligations (1)	1	15	18
State and municipal obligations	1	59	59
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	6	8
Total restricted funds held in trust:		138	160
Investments:
Mutual and bond funds (2)	1	2	2
Derivative asset — Foreign currency hedges	2	1	—
Derivative asset — Energy hedges	2	8	21
Total assets:		$257	$277
Liabilities:
Derivative liability — Interest rate swaps	2	$26	$14
Total liabilities:		$26	$14

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2016		As of December 31, 2015
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (3)	$299	$299	$314	$314
Liabilities:
Long-term debt	$2,407	$2,442	$2,263	$2,244
Project debt	$348	$358	$175	$183

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Includes $1 million and $2 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as June 30, 2016 and December 31, 2015, respectively.
NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset Derivatives:
Foreign currency	Prepaid expenses and other current assets	$1	$6

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency	Other income (expense), net	$3	$—	$(1)	$—
Effect on income of derivative instruments not designated as hedging instruments		$3	$—	$(1)	$—
Foreign Exchange Risk
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 3. Dispositions and Other), we entered into foreign currency exchange forwards with two financial institutions, covering approximately $100 million of notional, to protect against further rate fluctuations pending the expected close of the sale of our ownership interest to CITIC. The foreign currency forwards are accounted for as derivative instruments and, accordingly, are recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." As of June 30, 2016, the fair value of the foreign currency exchange derivatives of $1 million, pre-tax, was recorded as a current asset. The table below summarizes the fair value of active foreign currency derivatives as well as the cash settlements received to date on derivatives that have settled as to date (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Active FX Derivatives
Instrument	Notional Amount	Maturity	Fair Value as of June 30, 2016
FX Forward	$50	July 2016	$1
FX Forward	$50	September 2016	$1

Settled FX Derivatives
Instrument	Notional Amount	Maturity	Settlement Received
FX Collar	$50	March 2016	$2
FX Collar	$50	April 2016	$1
FX Forward	$50	June 2016	$—
We have also entered into foreign currency forwards to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end of 2017. This foreign currency forward is accounted for as a derivative instrument at fair value in our quarterly condensed consolidated balance sheet with any changes in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our condensed consolidated statement of operations nor was it material to our condensed consolidated balance sheet as of June 30, 2016.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged under agreements with various financial institutions is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2016	1.9
2017	2.2
2018	0.2
Total	4.3
As of June 30, 2016, the fair value of the energy derivatives of $8 million, pre-tax, was recorded as a $6 million current asset and a $2 million noncurrent asset. The change in fair value was recorded as a component of AOCI. As of June 30, 2016, the amount of hedge ineffectiveness was not material. During the six months ended June 30, 2016, cash provided by and used in energy derivative settlements of $22 million and $0 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows. During the six months ended June 30, 2015, cash provided by and used in energy derivative settlements of $6 million and $7 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of June 30, 2016, the fair value of the interest rate swap derivative of $26 million, pre-tax, was recorded as a $2 million and $24 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recorded during the quarter recognized in our condensed consolidated statements of operations as interest expense.
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
Other Matters
Durham-York Contractor Arbitration
We are seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project regarding (i) claims by the contractor for change orders and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays.  Our contract with this contractor contemplates binding arbitration to resolve these disputes, which we expect may conclude in late 2016 or early 2017. While we do not expect resolution of these disputes to have a material adverse impact on our financial position, it could be material to our results of operations and/or cash flows in any given accounting period.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Commitments
Other commitments as of June 30, 2016 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$160	$13	$147
Letters of credit - other	65	—	65
Surety bonds	161	—	161
Total other commitments — net	$386	$13	$373
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4 million and $6 million for the three months ended June 30, 2016 and 2015, respectively, and $8 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Essex County EfW Facility
We are implementing significant operational improvements at our Essex County EfW facility at a total estimated cost of approximately $90 million. Construction commenced in 2014 and is expected to be substantially completed in 2016. As of June 30, 2016, we have approximately $27 million of capital expenditures remaining to be incurred related to these improvements.

New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of June 30, 2016, we expect to incur approximately $32 million of additional capital expenditures, primarily for transportation equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and six months ended June 30, 2016. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of June 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2016	June 30, 2015
Consumer Price Index (1)	1.0%	0.1%
PJM Pricing (Electricity) (2)	$22.64	$28.51
NE ISO Pricing (Electricity) (3)	$23.49	$24.83
Henry Hub Pricing (Natural Gas) (4)	$2.14	$2.70
#1 HMS Pricing (Ferrous Metals) (5)	$220	$236
Scrap Metals - Old Sheet & Old Cast (6)	$0.58	$0.66

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2016 and Q2 2015. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2016 and Q2 2015. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)
Average price per MMBtu for Q2 2016 and Q2 2015. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q2 2016 and Q2 2015. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for Q2 2016 and Q2 2015. Calculated using the high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb.) published by American Metal Market.
Seasonal - Our quarterly operating income (loss) within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.
Quarter Updates
China Investments
During March 2016, we completed the exchange of our ownership interests in three EfW facilities located in China for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group Co., Ltd (“Sanfeng Environment”) pursuant to a July 2015 exchange agreement. We are currently in the process of obtaining the required approvals from the Chinese government to sell approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 equity transfer agreement with CITIC. This sale is expected to close in the third quarter of 2016 and result in cash proceeds to Covanta of approximately $100 million, exclusive of any gains or losses received from foreign currency derivatives. In connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that might impact the cash proceeds in U.S. dollar terms. During the six months ended June 30, 2016, we received $3 million in related settlements of foreign currency collars and forwards. For more information, see Note 11. Derivative Instruments.
We expect to recognize a gain on sale as a result of these transactions of approximately $30 million, exclusive of expected gains from cumulative foreign currency translation adjustments.
Tartech Investment
We are party to a joint venture that was formed to recover and recycle metals from EfW ash monofills in North America. During the three months ended June 30, 2016, due to operational difficulties and the decline in the scrap metals market, a valuation of the entity was conducted. As a result, we recorded a net impairment of our investment in this joint venture of $3 million, pre-tax, which represents our portion of the fair value of entity in excess of the carrying value.
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

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME (LOSS)
Three Months Ended June 30, 2016 and 2015

	Consolidated		North America		Variance Increase (Decrease)
	2016	2015	2016	2015	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$297	$276	$297	$275	$21	$22
Energy revenue	86	99	86	90	(13)	(4)
Recycled metals revenue	17	17	17	17	—	—
Other operating revenue	18	16	18	17	2	1
Total operating revenue	418	408	418	399	10	19
OPERATING EXPENSE:
Plant operating expense	314	300	313	292	14	21
Other operating expense	19	26	19	27	(7)	(8)
General and administrative expense	25	23	24	20	2	4
Depreciation and amortization expense	51	50	51	48	1	3
Impairment charges	4	24	4	24	(20)	(20)
Total operating expense	413	423	411	411	(10)	—
Operating income (loss)	$5	$(15)	$7	$(12)	$20	$19

Six Months Ended June 30, 2016 and 2015

	Consolidated		North America		Variance Increase (Decrease)
	2016	2015	2016	2015	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$576	$522	$575	$521	$54	$54
Energy revenue	187	211	181	194	(24)	(13)
Recycled metals revenue	30	33	30	33	(3)	(3)
Other operating revenue	28	25	28	25	3	3
Total operating revenue	821	791	814	773	30	41
OPERATING EXPENSE:
Plant operating expense	629	589	622	574	40	48
Other operating expense	31	37	31	37	(6)	(6)
General and administrative expense	48	51	46	48	(3)	(2)
Depreciation and amortization expense	103	98	103	95	5	8
Impairment charges	19	24	19	24	(5)	(5)
Total operating expense	830	799	821	778	31	43
Operating loss	$(9)	$(8)	$(7)	$(5)	$(1)	$(2)

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
Waste and service revenue unrelated to project debt	$295	$273	$571	$515	$22	$56
Revenue earned explicitly to service project debt - principal	1	3	3	6	(2)	(3)
Revenue earned explicitly to service project debt - interest	1	—	2	1	1	1
Total waste and service revenue	$297	$276	$576	$522	21	54

North America segment - EfW facilities - Tons (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
Contracted	4.4	4.4	8.5	8.3	—	0.2
Uncontracted	0.5	0.5	1.1	1.2	—	(0.1)
Total tons	4.9	4.9	9.5	9.5	—	—
(1) Includes solid tons only. Certain amounts may not total due to rounding.

Waste and service revenues on a consolidated and North America segment basis increased by $21 million and $22 million, respectively.
Waste and service revenues from EfW operations increased by $5 million year-over-year, impacted by the following:

•	Same store revenue increased by $4 million, or 1.8%, driven by price improvement;

•	Transactions activity increased revenue by $2 million;

•	Waste processing revenue decreased by $1 million as a result of contract transitions; and

•	Revenue earned explicitly to service project debt decreased by $1 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $17 million primarily due to the contribution from newly acquired environmental services businesses and the New York City MTS contract.
For the six month comparative period, waste and service revenues on both a consolidated and North America segment basis increased by $54 million.
Waste and service revenues from EfW operations increased by $8 million year-over-year, impacted by the following:

•	Same store revenue increased by $10 million, or 2.0%, driven by price improvement;

•	Transactions activity increased revenue by $3 million;

•	Waste processing revenue decreased by $2 million as a result of contract transitions; and

•	Revenue earned explicitly to service project debt decreased by $3 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $46 million primarily due to the contribution from newly acquired environmental services businesses and the New York City MTS contract.

Energy Revenue
Energy revenue and MWh by contract status and facility type (in millions):

	Three Months Ended June 30,
	2016			2015			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$6	0.3	16%	$11	0.4	23%
Contracted	63	0.9	55%	57	0.8	49%
Hedged	17	0.4	29%	14	0.3	20%
Total EfW	$86	1.6	100%	$82	1.5	92%	$4	0.1
Biomass
At Market	$—	—	—%	$1	0.1	3%
Contracted	—	—	—%	7	0.1	5%
Hedged	—	—	—%	—	—	—%
Total Biomass	$—	—	—%	$8	0.2	8%	$(8)	(0.2)
Total	$86	1.6	100%	$90	1.7	100%	$(4)	(0.1)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
For the three month comparative period, energy revenues on a consolidated basis decreased by $13 million.
Energy revenues from EfW operations increased by $4 million year-over-year driven by contract transitions, which contributed $7 million due to additional energy revenue sharing; partially offset by decreased same store revenue of $4 million, primarily driven by lower energy pricing.
Energy revenue from non-EfW operations decreased by $17 million, representing the contribution from biomass facilities and China operations in the prior year.
For the six month comparative period, energy revenues on a consolidated basis decreased by $24 million.
Energy revenues from EfW operations increased $5 million year-over-year driven by contract transitions, which contributed $12 million due to additional energy revenue sharing; partially offset by decreased same store revenue of $7 million, primarily driven by $4 million in lower energy pricing and $2 million in lower energy production.
Energy revenue from non-EfW operations decreased by $29 million, driven by an $18 million decrease related to economically dispatching biomass facilities and lower market pricing, and $10 million in lower steam revenue resulting from the exchange of ownership interests in a facility in China during March 2016.

Recycled Metals Revenue

Recycled Metals Revenue by Type (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
Ferrous Metal	$11	$11	$19	$21	—	(2)
Non-Ferrous Metal	6	6	11	12	—	(1)
Total	$17	$17	$30	$33	—	(3)

Tons Sold by Type (in thousands) (1)	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
Ferrous Metal	77	85	163	161	(8)	2
Non-Ferrous Metal	9	8	17	15	1	2
(1) Covanta share only.

	Three Months Ended
Recycled Metals Revenue (in millions):	2016	2015	2014
March 31,	$13	$16	$21
June 30,	17	17	25
September 30,	—	16	26
December 31,	—	12	21
Total for the year ended December 31,	N/A	$61	$93
For the three month comparative period, recycled metals revenue was flat on both a consolidated and North America segment basis. Although the indices for metals pricing were down for the period, our overall metals pricing improved slightly due to the quality of product from our centralized metals processing facility, which, upon processing and cleaning of residue, resulted in a reduction in net tons recovered and sold.
For the six month comparative period, recycled metals revenue decreased by $3 million on both a consolidated and North America segment basis, attributable to a $5 million decrease in prices, offset by a $2 million increase in volumes. Although the indices for metals pricing were down for the period, such decrease was partially offset by an improvement in the quality of product from our centralized metals processing facility.
Other Operating Revenue
Other operating revenue increased $2 million and $3 million on a consolidated basis for the three month and six month comparative period, respectively, primarily due to higher construction revenue related to facility improvement projects at the Pinellas County EfW facility, partially offset by decreased revenue from the Durham-York project, which has been completed.
Operating Expense
Plant Operating Expense

North America segment (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
Plant Operating Expense:
Plant maintenance (1)	$82	$85	$171	$166	$(3)	$5
All other	231	207	451	408	24	43
Plant operating expense	$313	$292	$622	$574	21	48

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

For the three month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $14 million and $21 million, respectively.
Plant operating expenses from EfW operations in our North America segment increased by $9 million due to higher same store costs ($5 million), increased expense resulting from contract transitions ($2 million) and higher expense resulting from transactions ($2 million).
Plant operating expenses from non-EfW operations in our North America segment increased by $12 million primarily due to newly acquired environmental services businesses ($11 million), the New York City MTS contract ($2 million), the start-up of our centralized metals processing facility ($2 million) and higher incentive compensation ($6 million), partially offset by economically dispatching biomass facilities ($9 million).
Consolidated plant operating expenses reflect an additional $7 million decrease due to the exchange of ownership interests in three EfW facilities located in China during March 2016.
For the six month comparative period, plant operating expenses on a consolidated and North America segment basis increased by $40 million and $48 million, respectively.
Plant operating expenses from EfW operations increased by $20 million, impacted by higher plant maintenance ($10 million), primarily related to the timing and scope of scheduled maintenance performed, other higher same store costs ($4 million), increased expense resulting from contract transitions ($4 million) and higher expense resulting from transactions ($2 million).
Plant operating expenses from non-EfW operations in our North America segment increased by $28 million primarily due to newly acquired environmental services businesses ($25 million), the New York City MTS contract ($9 million), the start-up of our centralized metals processing facility ($3 million) and higher incentive compensation ($9 million), partially offset by economically dispatching biomass facilities ($18 million).
Consolidated plant operating expenses reflect an additional $7 million decrease due to the exchange of ownership interests in three EfW facilities located in China during March 2016.
Other Operating Expense
Other operating expenses in our North America segment decreased by $8 million for the three months comparative period, primarily as a result of the completion of construction projects at the Honolulu and Durham-York EfW facilities.
Other operating expenses in our North America segment decreased by $6 million for the six months comparative period, primarily as a result of the completion of construction projects at the Honolulu and Durham-York EfW facilities, partially offset by construction activity at the Pinellas County EfW facility.
General and Administrative Expense
Consolidated general and administrative expenses increased by $2 million for the three month period primarily due to expenses related to higher incentive compensation.
Consolidated general and administrative expenses decreased by $3 million for the six month period primarily due to lower expenses related to executive separation agreements in 2015, partially offset by higher incentive compensation.
Impairment Charges
During the three months ended June 30, 2016, due to operational difficulties and the decline in the scrap metals market, we recorded an impairment to our investment in the Tartech joint venture of $3 million, pre-tax, which represented our portion of the carrying value in excess of the fair value of the entity.
During the six months ended June 30, 2016, we recorded impairment charges totaling $19 million, of which $13 million was related to the closure of our Pittsfield EfW facility. In March 2016, we exercised an early termination option available under our steam sale agreement for our Pittsfield EfW facility that will be effective on or about March 2017.  Upon termination of the steam agreement, we intend to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations.

Operating Income
Excluding the impairment charges discussed above, operating income was flat on a consolidated basis and decreased $1 million on a North America segment basis for the three month comparative period. Operating income was impacted primarily by lower energy market prices and higher incentive compensation, offset by the contribution of new businesses and the 2015 construction profit reduction for Durham York.
Excluding the impairment charges discussed above, operating income decreased on a consolidated basis and North America segment basis by $6 million and $7 million, respectively, for the six month comparative period. Operating income was impacted primarily by lower energy and recycled metal revenue (both driven by lower market prices), higher EfW plant operating expense, largely due to the timing and scope of scheduled maintenance performed, and higher incentive compensation, offset by the contribution of new businesses, higher EfW waste pricing, lower general and administrative expense due to executive separation expense incurred in 2015, and the construction profit reduction for Durham-York in 2015.
CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Six Months Ended June 30, 2016 and 2015
Other Expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month

Other expense:
Interest expense	$34	$33	$68	$68	$1	$—
Loss on extinguishment of debt	—	2	—	2	(2)	(2)
Other expense, net	(2)	(1)	—	1	(1)	(1)
Total other expense	$32	$34	$68	$71	(2)	(3)
Income Tax (Expense) Benefit:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
			(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(3)	$40	$7	$30	$(43)	$(23)
Effective income tax rate	14%	81%	9%	38%	N/A	N/A
During the six months ended June 30, 2016, the change in effective tax rate primarily resulted from changes in the mix of earnings and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016.

Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Six Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net loss attributable to Covanta Holding Corporation	$(29)	$(6)	$(66)	$(43)	$(23)	$(23)
Loss per share attributable to Covanta Holding Corporation:
Weighted average common shares outstanding:
Basic	129	132	129	132	(3)	(3)
Diluted	129	132	129	132	(3)	(3)
Loss per share:
Basic	$(0.23)	$(0.05)	$(0.51)	$(0.33)	$(0.18)	$(0.18)
Diluted	$(0.23)	$(0.05)	$(0.51)	$(0.33)	$(0.18)	$(0.18)
Cash dividend declared per share	$0.25	$0.25	$0.50	$0.50	$—	$—

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2016 and 2015, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted loss per share	$(0.23)	$(0.05)	$(0.51)	$(0.33)
Reconciling items (a)	0.01	(0.01)	0.10	0.14
Adjusted EPS	$(0.22)	$(0.06)	$(0.41)	$(0.19)

(a)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2016	2015	2016	2015
Impairment charges (a)	$4	$24	$19	$24
Severance and reorganization costs (b)	1	—	2	6
Loss on extinguishment of debt	—	2	—	2
Effect on income of derivative instruments not designated as hedging instruments	(3)	—	1	—
Effect of foreign exchange gain on indebtedness	—	(1)	(1)	1
Total reconciling items, pre-tax	2	25	21	33
Pro forma income tax impact (c)	(1)	(11)	(8)	(14)
Legal entity restructuring charge	—	(15)	—	—
Total reconciling items, net of tax	$1	$(1)	$13	$19
Diluted earnings per share impact	$0.01	$(0.01)	$0.10	$0.14
Weighted average diluted shares outstanding	129	132	129	132

(a)	During the three months ended June 30, 2016, we recorded a non-cash impairment totaling $4 million, of which $3 million related to an investment in a joint venture to recover and recycle metals.
During the six months ended June 30, 2016, we recorded non-cash impairment charges totaling $19 million, of which $13 million was related to the pending closure of our Pittsfield EfW facility in March 2017.
The six months ended June 30, 2015 includes an impairment charge of our biomass assets totaling $24 million.
See Results of Operations - Impairment charges discussion above.

(b)
For the six months ended June 30, 2015, comprised of costs incurred in connection with separation agreements related to the departure of two executive officers, of which $4 million related to non-cash compensation.

(c)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2016. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Loss Attributable to Covanta Holding Corporation	$(29)	$(6)	$(66)	$(43)
Depreciation and amortization expense	51	50	103	98
Interest expense, net	34	33	68	68
Income tax expense (benefit)	3	(40)	(7)	(30)
Impairment charges (a)	4	24	19	24
Loss on extinguishment of debt	—	2	—	2
Debt service billing in excess of revenue recognized	1	—	2	1
Severance and reorganization costs	1	—	2	2
Non-cash compensation expense (b)	4	3	9	11
Capital type expenditures at service fee operated facilities (c)	12	14	23	22
Other (d)	1	3	5	7
Total adjustments	111	89	224	205
Adjusted EBITDA	$82	$83	$158	$162

(a)	See Adjusted EPS - Note (a) and Results of Operations - Impairment charges above.

(b)	The six months ended June 30, 2015 included $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(c)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(d)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.

The following is a reconciliation of cash flow provided by (used in) operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flow provided by (used in) operating activities	$27	$(11)	$58	$31
Cash paid for interest, net of capitalized interest	45	42	67	61
Cash paid for taxes	—	2	4	4
Capital type expenditures at service fee operated facilities (a)	12	14	23	22
Adjustment for working capital and other	(2)	36	6	44
Adjusted EBITDA	$82	$83	$158	$162

(a)	See Adjusted EBITDA - Note (c).
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our credit facilities, which we believe will collectively allow us to meet our liquidity needs. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 6. Consolidated Debt. We typically receive cash distributions from our North America segment projects on a monthly basis. Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements for at least the next twelve months.

In 2016, we expect to generate net cash from operating activities which will meet or exceed our cash requirements for both capital expenditures to maintain our existing assets and for ongoing dividends to shareholders. We intend to utilize existing cash balances and debt financing to fund investments in the growth of our business in 2016, including our committed investments in the Dublin EfW facility (utilizing non-recourse project financing arranged in 2014), the Essex County EfW facility (utilizing proceeds from the tax-exempt bond issuance completed in 2015), and other growth investments (utilizing our borrowings under the Revolving Credit Facility).  In order to offset a portion of the indebtedness incurred to finance these investments in the growth of our business, as well as borrowings incurred to fund share repurchases completed in late 2015 and early 2016 (referenced above), we intend upon receipt to utilize a portion of the anticipated proceeds from the sale of our ownership interest in Sanfeng Environment to CITIC Limited, or approximately $50 million, to repay borrowings under our Revolving Credit Facility. For additional information regarding the financing arrangements referenced above, see Item 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2015.
Beyond 2016, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, rates of new business growth in our environmental services operations, acquisitions and other growth investments, continuous improvement initiatives, and our ability to manage facility production and operating costs. In addition, we expect our Dublin EfW facility to commence commercial operations in late 2017, after which we expect it to contribute meaningfully to our financial results. In addition, under our capital allocation policy, we intend to use any excess cash flow from operations above the amount of these on-going requirements to either invest in growth opportunities, repay indebtedness, and/or repurchase stock.  If and as we identify attractive growth investment opportunities that exceed our expected cash flow from operations, we will continue to consider utilizing debt financing to the extent that it is available in the market on acceptable terms.
We have substantial indebtedness, including $1.1 billion that will mature through 2020. We generally intend to refinance these instruments prior to maturity with like-kind financing in the bank loan and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2016. We do not anticipate our existing debt covenants to restrict our ability to undertake additional financing.
For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Factors Affecting Liquidity
As of June 30, 2016, we held cash balances of $108 million, of which $46 million were held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. As of June 30, 2016, we had restricted cash of $138 million, of which $13 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.
As of June 30, 2016, we had unused and available capacity under our Revolving Credit Facility of $347 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 6. Consolidated Debt.
During the three months ended June 30, 2016, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in July 2016. During the six months ended June 30, 2016, we repurchased 1.2 million shares of our common stock at a weighted average cost of $15.29 for an aggregate amount of $18 million. We expect to repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2016, the amount remaining under our currently authorized share repurchase program was $66 million.
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2015. For additional information regarding the Union County EfW Capital Lease, see Item 1. Financial Statements — Note 6. Consolidated Debt, for additional information on other commitments, see Item 1. Financial Statements — Note 12. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2016 and 2015:
Net cash provided by operating activities for the six months ended June 30, 2016 was $58 million, an increase of $27 million from the prior year period. The increase was primarily due to favorable working capital of $36 million, partially offset by a decrease in operating performance of $6 million, as discussed above in our Results of Operations. The favorable working capital impact was primarily driven by the absence of bonus payments during 2016, which had been $34 million in the prior year.
Net cash used in investing activities for the six months ended June 30, 2016 was $191 million, a net decrease of $52 million from the prior year period. The decrease was principally attributable to reduced acquisition spending of $39 million and decreased purchases of property, plant and equipment totaling $11 million. The property, plant and equipment decrease was principally attributable to lower Dublin construction project expenditures of $17 million and lower New York City contract expenditures of $16 million, partially offset by increased maintenance capital expenditures of $13 million and Essex County EfW emissions control system expenditures of $5 million.
Net cash provided by financing activities for the six months ended June 30, 2016 was $143 million, a net decrease of $52 million from the prior period. The decrease was primarily attributable to lower net borrowings under the revolving credit facility of $61 million and stock repurchases totaling $20 million, partially offset by increased borrowings related to our Dublin facility totaling $32 million.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2016 and 2015, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash flow provided by (used in) operating activities	$27	$(11)	$58	$31
Less: Maintenance capital expenditures (a)	(32)	(29)	(68)	(55)
Free Cash Flow	$(5)	$(40)	$(10)	$(24)
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(66)	$(128)	$(125)	$(188)
Other investing activities, net	2	1	2	—
Total investments	$(64)	$(127)	$(123)	$(188)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(32)	$(33)	$(65)	$(66)
Common stock repurchased	—	—	(20)	—
Total return of capital to stockholders	$(32)	$(33)	$(85)	$(66)
Capital raising activities:
Net proceeds from issuance of corporate debt (c)	$—	$2	$—	$2
Net proceeds from issuance of project debt (d)	—	15	—	15
Proceeds from Dublin financing	40	45	77	45
Net proceeds from equipment financing leases (e)	—	6	—	15
Change in restricted funds held in trust	3	(15)	13	(11)
Other financing activities, net	(2)	(1)	3	5
Deferred financing costs	—	—	(3)	(3)
Net proceeds from capital raising activities	$41	$52	$90	$68
Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(1)	$(1)	$(1)
Net cash used for scheduled principal payments on project debt (f)	—	(3)	(4)	(10)
Payments on equipment financing leases (e)	(1)	(1)	(2)	(2)
Total debt repayments	$(2)	$(5)	$(7)	$(13)
Borrowing activities - Revolving credit facility, net	$64	$157	$145	$206
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$2	$(3)
Net change in cash and cash equivalents	$2	$4	$12	$(20)

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$(32)	$(29)	$(68)	$(55)
Capital expenditures associated with organic growth initiatives	(8)	(10)	(22)	(18)
Capital expenditures associated with the New York City contract	(2)	(6)	(3)	(19)
Capital expenditures associated with the Essex County EfW emissions control system	(8)	(5)	(18)	(13)
Capital expenditures associated with construction of the Dublin EfW facility	(48)	(59)	(73)	(90)
Total capital expenditures associated with growth investments	(66)	(80)	(116)	(140)
Total purchases of property, plant and equipment	$(98)	$(109)	$(184)	$(195)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capital expenditures associated with growth investments	$(66)	$(80)	$(116)	$(140)
Acquisitions, net of cash acquired	—	(48)	(9)	(48)
Total growth investments	$(66)	$(128)	$(125)	$(188)

(c)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from borrowings on long-term debt	$—	$165	$—	$165
Refinanced long-term debt	—	(162)	—	(162)
Less: Financing costs related to issuance of long-term debt	—	(1)	—	(1)
Net proceeds from issuance of corporate debt	$—	$2	$—	$2

(d)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from borrowings on project debt	$—	$59	$—	$59
Refinanced project debt	—	(42)	—	(42)
Less: Financing costs related to the issuance of project debt	—	(2)	—	(2)
Net proceeds from issuance of project debt	$—	$15	$—	$15

(e)	During the six months ended June 30, 2015, we financed $15 million of equipment purchases related to the New York City contract.

(f)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total scheduled principal payments on project debt	$(1)	$(5)	$(9)	$(15)
Decrease in related restricted funds held in trust	1	2	5	5
Net cash used for principal payments on project debt	$—	$(3)	$(4)	$(10)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2016 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There have been no material changes during the six months ended June 30, 2016 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2016. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Because such material weaknesses were determined to exist, we performed additional procedures to ensure our consolidated financial statements included in this quarterly report on Form 10-Q presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Income Taxes
During the quarter ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the determination and reporting of the provision for state income taxes, and more specifically, over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.

Since first reporting this material weakness during the quarter ended June 30, 2015, we have continued to observe the operation of each of the control changes effected as part of our remediation efforts, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the reported material weakness has been remediated. Although the control changes have been implemented, we have concluded that the period of time over which the operating effectiveness of newly implemented and modified controls was not yet sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated.
Municipally-Owned Facility Construction Accounting
During the quarter ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we have not yet remediated the previously-reported material weakness relating to the estimation and timeliness of the reporting of certain costs on municipally-owned construction projects.  As originally reported during the quarter ended September 30, 2015, we did not maintain effective internal control over the estimation and timeliness of the reporting of certain costs associated with a maintenance outage conducted to perform certain remediation work on the Durham-York project and initial start-up operations of the project. At the time the material weakness was determined to exist in 2015, the Durham-York project was our only municipally-owned project in original construction or start-up, and is now completed and is in commercial operations. When long-term construction revenue contracts for facilities that are municipally owned move to a projected net loss position, as the Durham-York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified.
During the quarter ended September 30, 2015, we estimated incremental costs for the Durham-York project expected to be incurred to conduct outages to modify certain equipment and to conduct initial start-up operations. During the quarter ended September 30, 2015, we determined that our prior estimate was not sufficiently accurate, and required refinement to our projected net loss. We determined that our inability to estimate such outage and start-up costs with sufficient accuracy during the period they were identified constituted a “material weakness” in our internal controls over financial reporting.
Since this material weakness was originally reported, we implemented and commenced observation of the operation of each of the control changes, as previously disclosed, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the material weakness has been remediated.  We have also observed the operation and accuracy of our cost estimating procedures on our Dublin project (which is not a municipally-owned project), the extent to which those procedures were affected by the material weakness in cost estimating on municipally owned projects, and implemented the same improvements to the Dublin procedures in order to mitigate the potential for inaccuracies in our financial statements.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Date: July 28, 2016