Form 10-Q
period 2016-09-30
COVANTA HOLDING CORP
filed 2016-10-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 21, 2016
Common Stock, $0.10 par value	130,415,290

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$299	$283	$875	$805
Energy revenue	92	108	279	319
Recycled metals revenue	14	16	44	49
Other operating revenue	16	15	44	40
Total operating revenue	421	422	1,242	1,213
OPERATING EXPENSE:
Plant operating expense	272	260	901	849
Other operating expense	14	18	45	55
General and administrative expense	23	20	71	71
Depreciation and amortization expense	52	50	155	148
Impairment charges	—	—	19	24
Total operating expense	361	348	1,191	1,147
Operating income	60	74	51	66
Other income (expense):
Interest expense, net	(35)	(34)	(103)	(102)
Gain on asset sales	43	—	43	—
Loss on extinguishment of debt	—	—	—	(2)
Other expense, net	(1)	—	(1)	(1)
Total other income (expense)	7	(34)	(61)	(105)
Income (loss) before income tax (expense) benefit and equity in net (loss) income from unconsolidated investments	67	40	(10)	(39)
Income tax (expense) benefit	(12)	(11)	(5)	19
Equity in net (loss) income from unconsolidated investments	(1)	5	3	11
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$54	$34	$(12)	$(9)

Weighted Average Common Shares Outstanding:
Basic	129	132	129	132
Diluted	131	134	129	132

Income (Loss) Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$0.42	$0.26	$(0.09)	$(0.07)
Diluted	$0.42	$0.25	$(0.09)	$(0.07)

Cash Dividend Declared Per Share:	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In millions)
Net income (loss) attributable to Covanta Holding Corporation	$54	$34	$(12)	$(9)
Foreign currency translation	(5)	(5)	1	(14)
Net unrealized (loss) gain on derivative instruments, net of tax expense(benefit) of $1, $1, $(4) and $3, respectively	—	—	(20)	6
Other comprehensive loss attributable to Covanta Holding Corporation	(5)	(5)	(19)	(8)
Comprehensive income (loss) attributable to Covanta Holding Corporation	$49	$29	$(31)	$(17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$113	$94
Restricted funds held in trust	62	77
Receivables (less allowances of $9 million and $7 million, respectively)	299	312
Prepaid expenses and other current assets	73	114
Assets held for sale	—	97
Total Current Assets	547	694
Property, plant and equipment, net	2,997	2,690
Restricted funds held in trust	57	83
Waste, service and energy contracts, net	269	284
Other intangible assets, net	35	38
Goodwill	303	301
Other assets	67	121
Total Assets	$4,275	$4,211
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$9	$8
Current portion of project debt	23	16
Accounts payable	52	90
Accrued expenses and other current liabilities	234	234
Liabilities held for sale	—	23
Total Current Liabilities	318	371
Long-term debt	2,286	2,255
Project debt	381	159
Deferred income taxes	595	595
Waste and service contracts, net	8	13
Other liabilities	187	178
Total Liabilities	3,775	3,571
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 130 and 131, respectively)	14	14
Additional paid-in capital	804	801
Accumulated other comprehensive loss	(53)	(34)
Accumulated deficit	(264)	(143)
Treasury stock, at par	(1)	—
Total Covanta Holding Corporation stockholders' equity	500	638
Noncontrolling interests in subsidiaries	—	2
Total Equity	500	640
Total Liabilities and Equity	$4,275	$4,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(12)	$(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	155	148
Amortization of long-term debt deferred financing costs	5	6
Gain on asset sales	(43)	—
Impairment charges	19	24
Loss on extinguishment of debt	—	2
Stock-based compensation expense	13	15
Equity in net income from unconsolidated investments	(3)	(11)
Dividends from unconsolidated investments	2	3
Deferred income taxes	3	(22)
Other, net	(3)	—
Change in restricted funds held in trust	22	14
Change in working capital	(12)	(16)
Net cash provided by operating activities	146	154
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(282)	(267)
Acquisition of businesses, net of cash acquired	(9)	(70)
Proceeds from asset sales	107	—
Property insurance proceeds	2	—
Other, net	4	—
Net cash used in investing activities	(178)	(337)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	294
Proceeds from borrowings on revolving credit facility	658	655
Proceeds from equipment financing capital leases	—	15
Proceeds from borrowings on project debt	—	59
Proceeds from borrowings on Dublin project financing	139	85
Payments on long-term debt	(2)	(196)
Payments of borrowings on revolving credit facility	(623)	(509)
Payments on equipment financing capital leases	(3)	(3)
Payments on project debt	(17)	(63)
Payments of deferred financing costs	(5)	(8)
Cash dividends paid to stockholders	(98)	(100)
Change in restricted funds held in trust	19	(62)
Common stock repurchased	(20)	—
Net cash provided by financing activities	48	167
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net increase (decrease) in cash and cash equivalents	17	(20)
Cash and cash equivalents at beginning of period	96	91
Cash and cash equivalents at end of period	113	71
Less: Cash and cash equivalents of assets held for sale at end of period	—	2
Cash and cash equivalents of continuing operations at end of period	$113	$69

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
Reclassification
During the nine months ended September 30, 2016, certain amounts have been reclassified in our prior period balance sheet and cash flows to conform to current year presentation and such amounts were not material to current and prior periods. We concluded that it was appropriate to include Net interest expense on project debt within Interest expense, net on our consolidated statement of operations. Previously, Net interest expense on project debt was reported separately, as a component of Operating expense. For the three and nine months ended September 30, 2015, Net interest expense on project debt of $3 million and $10 million, respectively, was included in Interest expense, net on our condensed consolidated statement of operations and as a result, Operating income increased accordingly for those periods.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In August 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance on eight specific cash flow issues with regard to how cash receipts and cash payments are presented and classified in the statement of cash flows in order to clarify existing guidance and reduce diversity in practice. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis, unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated statement of cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In March 2016, the FASB issued amended guidance for employee share-based compensation.  The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance, which is required to be adopted in the first quarter of 2017, may be early adopted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year to January 1, 2018, while providing the option to early adopt the standard on the original effective date of January 1, 2017. We do not intend to early adopt. We will first adopt the guidance of ASC606 in the first quarter of 2018, as required. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption alternatives, which include utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing historical accounting policies and practices to the new standard to identify potential differences from applying the requirements of the new standard to our contracts. We have not yet selected a transition method nor have we yet determined the effect of the standard on our consolidated financial statements. We expect this determination will near completion in late 2016 or early 2017. Because the new standard will impact our business processes, systems and controls, we are in the process of developing a comprehensive change management project plan to guide the implementation.
NOTE 3. DISPOSITIONS AND OTHER
China Investments
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
During March 2016, we completed the exchange of our ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") pursuant to agreements entered into in July 2015. During September 2016, we completed the sale of approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a third-party, a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 agreements. As a result, during the three months ended September 30, 2016, we recorded a pre-tax gain of $41 million. We received pre-tax proceeds of $105 million. The gain resulted from the excess of pre-tax proceeds over the cost-method book value of $70 million, plus $5 million of realized gains on the related cumulative foreign currency translation adjustment, that were reclassified out of other comprehensive income.
In connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that impacted the cash proceeds in U.S. dollar terms. For more information, see Note 11. Derivative Instruments.
As of September 30, 2016, our remaining cost-method investment in Sanfeng Environment totaled $7 million and was included in our condensed consolidated balance sheet as a component of "Other assets". Cost-method investments are carried at historical cost unless indicators of impairment are identified. There were no impairment indicators related to our cost-method investment during the nine months ended September 30, 2016. As of December 31, 2015, the assets and liabilities associated with our China investments were presented in our condensed consolidated balance sheets as Current "Assets held for sale” and Current "Liabilities held for sale.”

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Pittsfield EfW Facility
In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the first quarter of 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments.
In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.
Tartech Investment
We are party to a joint venture that was formed to recover and recycle metals from EfW ash monofills in North America. During the nine months ended September 30, 2016, due to operational difficulties and the decline in the scrap metal market, a valuation of the entity was conducted. As a result, we recorded a net impairment of our investment in this joint venture of $3 million, pre-tax, which represents our portion of the carrying value of the entity in excess of the fair value. Such amount was calculated based on the estimated liquidation value of the tangible equipment utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments.
NOTE 4. EARNINGS PER SHARE (“EPS”) AND EQUITY
Earnings Per Share
We calculate basic earnings per share ("EPS") using net earnings for the period and the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the period. Basic weighted average shares outstanding have decreased due to share repurchases. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards and restricted stock units whether or not currently exercisable. Diluted earnings per share does not include securities if their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	129	132	129	132
Dilutive effect of stock options, restricted stock and restricted stock units (1)	2	2	—	—
Diluted weighted average common shares outstanding	131	134	129	132

(1) Excludes the following securities because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	1	1	1	1
Restricted stock	—	—	1	—
Restricted stock units	—	—	1	1

Equity
Share Repurchases
In January 2016, we repurchased approximately 1.2 million shares of our common stock at a weighted average cost of $15.29 per share for an aggregate amount of $18 million.

Dividends per Share
Dividends declared per share were $0.25 for each of the three-month periods ended September 30, 2016 and 2015 and $0.75 for each of the nine month periods ended September 30, 2016 and 2015. Cash dividends declared were $33 million and $34 million for the three month periods ended September 30, 2016 and 2015, respectively and $99 million and $101 million for the nine month periods ended September 30, 2016 and 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Net Unrealized Gain on Securities	Total
Balance December 31, 2014	$(12)	$2	$(12)	$—	$(22)
Other comprehensive (loss) income before reclassifications	(14)	—	6	—	(8)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period comprehensive (loss) income	(14)	—	6	—	(8)
Balance September 30, 2015	$(26)	$2	$(6)	$—	$(30)

Balance December 31, 2015	$(34)	$2	$(2)	$—	$(34)
Other comprehensive income (loss) before reclassifications	6	—	(20)	—	(14)
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	—	(5)
Net current period comprehensive income (loss)	1	—	(20)	—	(19)
Balance September 30, 2016	$(33)	$2	$(22)	$—	$(53)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2016	Affected Line Item in the Consolidated Statement of Operations

Foreign currency translation	$5	Gain on asset sales
	5	Total before tax
	—	Tax benefit
Total reclassifications	$5	Net of tax

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended September 30, 2016
Operating revenue	$421	$—	$421
Depreciation and amortization expense	52	—	52
Impairment charges	—	—	—
Operating income (loss)	62	(2)	60

Three Months Ended September 30, 2015
Operating revenue	$411	$11	$422
Depreciation and amortization expense	52	(2)	50
Impairment charges	—	—	—
Operating income	71	3	74

	North America	All Other (1)	Total
Nine Months Ended September 30, 2016
Operating revenue	$1,235	$7	$1,242
Depreciation and amortization expense	155	—	155
Impairment charges	19	—	19
Operating income (loss)	55	(4)	51

Nine Months Ended September 30, 2015
Operating revenue	$1,184	$29	$1,213
Depreciation and amortization expense	147	1	148
Impairment charges	24	—	24
Operating income	66	—	66

(1)	All other is comprised of the financial results of our operations outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	September 30, 2016	December 31, 2015
LONG-TERM DEBT:
Revolving credit facility (2.95% - 3.20%)(1)	$384	$348
Term loan, net (2.45%)	198	200
Credit Facilities Sub-total	$582	$548
7.25% Senior notes due 2020	$400	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
Less: deferred financing costs related to senior notes	(15)	(16)
Senior Notes Sub-total	$1,185	$1,184
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(6)
Tax-Exempt Bonds Sub-total	$459	$458
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	$69	$73
Total long-term debt	$2,295	$2,263
Less: current portion	(9)	(8)
Noncurrent long-term debt	$2,286	$2,255
PROJECT DEBT:
North America project debt:
1.75% - 6.45% project debt related to service fee structures due 2017 through 2035	$108	$117
5.00% Union capital lease due 2016 through 2053	101	—
5.248% - 6.20% project debt related to tip fee structures due 2016 through 2020	16	23
Unamortized debt premium, net	4	5
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$228	$144
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%)(2)	$142	$—
Debt discount related to Dublin senior loan	(7)	(8)
Less: deferred financing cost related to Dublin senior loan	(19)	(15)
Dublin senior loan, net	$116	$(23)
Dublin junior loan due 2022 (9.23% - 9.73%)	$61	$57
Debt discount related to Dublin junior loan	—	(1)
Less: deferred financing costs related to Dublin junior loan	(1)	(2)
Dublin junior loan, net	$60	$54
Total other project debt, net	$176	$31
Total project debt	$404	$175
Less: Current portion, includes $1 of net unamortized premium	(23)	(16)
Noncurrent project debt	$381	$159
TOTAL CONSOLIDATED DEBT	$2,699	$2,438
Less: Current debt	(32)	(24)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,667	$2,414
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
Availability under Revolving Credit Facility
As of September 30, 2016, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of September 30, 2016	Outstanding Letters of Credit as of September 30, 2016	Availability as of September 30, 2016
Revolving Credit Facility	$1,000	2020	$384	$148	$468
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.
Repayment Terms
As of September 30, 2016, the Term Loan has mandatory remaining amortization payments of $1 million in 2016, $5 million in each of the years 2017 through 2019 and $182 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2016.

Union County EfW Capital Lease Arrangement
In June 2016, we extended the lease term related to the Union County EfW facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0%. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. As of September 30, 2016, the outstanding borrowings under the capital lease have mandatory amortization payments remaining as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	Thereafter
Annual Remaining Amortization	$2	$5	$5	$5	$6	$78

Other Non-current Liabilities
As of September 30, 2016, the Dublin convertible preferred instrument of $91 million was included in other noncurrent liabilities in our condensed consolidated balance sheet.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was $7 million and $2 million during the three months ended September 30, 2016 and 2015, respectively, and $20 million and $4 million during the nine months ended September 30, 2016 and 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 7. INCOME TAXES
We record our interim tax provision based upon our estimated annual effective tax rate ("ETR") and account for tax effects of discrete events in the period in which they occur. We review the ETR on a quarterly basis as projections are revised and laws are enacted. The ETRs were (50)% and 48% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the ETR was primarily attributable to the gain from the sale of ownership interests in China, which was tax effected discretely as it was deemed unusual and infrequent. In addition, the changes in the mix of earnings and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016 also contributed to the ETR change.

NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $9 million and $13 million for the three months ended September 30, 2016 and 2015, respectively, and $28 million and $34 million for the nine months ended September 30, 2016 and 2015, respectively.
Impairment charges
During the nine months ended September 30, 2016, we recorded non-cash impairment charges of $19 million, pre-tax, of which $13 million, related to the previously planned closure of our Pittsfield EfW facility and $3 million, pre-tax, related to our Tartech investment. See Note 3. Dispositions and Other for additional information.
During the nine months ended September 30, 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these developments, we recorded a non-cash impairment charge of $24 million, pre-tax, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities utilizing Level 3 inputs.
NOTE 9. STOCK-BASED COMPENSATION
During the nine months ended September 30, 2016, we awarded certain employees grants of 748,569 shares of restricted stock and 437,275 restricted stock units ("RSUs"). The restricted stock awards will be expensed over the requisite service period, subject to an assumed 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards generally vest during March of 2017, 2018, and 2019.
Additionally, during the nine months ended September 30, 2016, we awarded certain employees grants of 390,728 RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
During the nine months ended September 30, 2016, we withheld 210,169 shares of our common stock in connection with tax withholdings for vested stock awards.
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
On September 22, 2016, the Board of Directors appointed two new board members. We awarded 5,550 restricted stock units for the prorated portion of their annual director compensation. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
Compensation expense related to our stock-based awards totaled $4 million and $4 million for the three months ended September 30, 2016 and 2015, respectively and $13 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively. The stock-based award compensation for the nine months ended September 30, 2015 included expense recognized for stock awards and accelerated vesting of stock awards pursuant to separation agreements in connection with the departure of two executive offers during the nine months ended September 30, 2015.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2016
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 9	1.5
Restricted stock units	$ 9	2.3
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2016. Such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2016 and December 31, 2015:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2016	December 31, 2015
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$109	$89
Money market funds	1	4	5
Total cash and cash equivalents:		113	94
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	18	9
Money market funds	1	38	66
U.S. Treasury/Agency obligations (1)	1	15	18
State and municipal obligations	1	46	59
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	2	8
Total restricted funds held in trust:		119	160
Investments:
Mutual and bond funds (2)	1	2	2
Derivative asset — Energy hedges	2	11	21
Total assets:		$245	$277
Liabilities:
Derivative liability — Interest rate swaps	2	$27	$14
Total liabilities:		$27	$14

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2016		As of December 31, 2015
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (3)	$300	$300	$314	$314
Liabilities:
Long-term debt	$2,295	$2,341	$2,263	$2,244
Project debt	$404	$412	$175	$183

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Includes $1 million and $2 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as September 30, 2016 and December 31, 2015, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of
	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset Derivatives:
Foreign currency	Prepaid expenses and other current assets	$—	$6

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency	Other income (expense), net	$(1)	$3	$(2)	$3
Effect on income of derivative instruments not designated as hedging instruments		$(1)	$3	$(2)	$3
Foreign Exchange Risk
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 3. Dispositions and Other), we entered into foreign currency exchange forwards with two financial institutions, covering approximately $100 million of notional, to protect against further rate fluctuations pending the expected close of the sale of our ownership interest to CITIC. The foreign currency forwards were accounted for as derivative instruments and, accordingly, were recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." During the nine months ended September 30, 2016, cash provided by foreign currency exchange settlements totaled $5 million and was included in net cash used in investing activities on our condensed consolidated statement of cash flows.
As of September 30, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero. The table below summarizes foreign currency derivatives that have settled or canceled to date (in millions):

Settled FX Derivatives
Instrument	Notional Amount	Maturity	Settlement Received
FX Collar	$50	March 2016	$2
FX Collar	$50	April 2016	$1
FX Forward	$50	June 2016	$—
FX Forward	$50	July 2016	$1
FX Forward	$50	September 2016	$1
FX Forward	$49	September 2016	$—
FX Forward	$49	September 2016	$—
We have also entered into foreign currency forwards to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end of 2017. This foreign currency forward is accounted for as a derivative instrument at fair value in our quarterly condensed consolidated balance sheet with any changes in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our condensed consolidated statement of operations nor was it material to our condensed consolidated balance sheet as of September 30, 2016.

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

Calendar Year	Hedged MWh
2016	0.6
2017	2.2
2018	0.3
Total	3.1
As of September 30, 2016, the fair value of the energy derivatives of $11 million, pre-tax, was recorded as a $9 million current asset and a $2 million noncurrent asset. The change in fair value was recorded as a component of AOCI. As of September 30, 2016, the amount of hedge ineffectiveness was not material. During the nine months ended September 30, 2016, cash provided by and used in energy derivative settlements of $26 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows. During the nine months ended September 30, 2015, cash provided by and used in energy derivative settlements of $11 million and $7 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2016 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of September 30, 2016, the fair value of the interest rate swap derivative of $27 million, pre-tax, was recorded as a $2 million and $25 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recorded during the quarter recognized in our condensed consolidated statements of operations as interest expense.
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
Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that our subsidiary, Covanta Tulsa Renewable Energy LLC, is the target of a criminal investigation being conducted by the EPA. We understand that the EPA plans to allege improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.  We believe that our operations in Tulsa were and are in compliance with existing laws and regulations in all material respects.  While we can provide no assurance as to the outcome of this matter, we do not believe that the investigation or any issues arising therefrom will have a material adverse effect on our financial position, cash flows or results of operations.
Other Matters
Durham-York Contractor Arbitration
We are seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project regarding (i) claims by the contractor for change orders and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays.  Our contract with this contractor contemplates binding arbitration to resolve these disputes, which we expect may conclude in 2017. While we do not expect resolution of these disputes to have a material adverse impact on our financial position, it could be material to our results of operations and or cash flows in any given accounting period.
Other Commitments
Other commitments as of September 30, 2016 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$148	$1	$147
Letters of credit - other	65	—	65
Surety bonds	162	—	162
Total other commitments — net	$375	$1	$374
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $5 million and $4 million for the three months ended September 30, 2016 and 2015, respectively, and $13 million and $12 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Essex County EfW Facility
We are implementing significant operational improvements at our Essex County EfW facility at a total estimated cost of approximately $90 million. Construction commenced in 2014 and is expected to be substantially completed in 2016. As of September 30, 2016, we have approximately $18 million of capital expenditures remaining to be incurred related to these improvements.
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of September 30, 2016, we expect to incur approximately $32 million of additional capital expenditures, primarily for transportation equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and nine months ended September 30, 2016. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of September 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	September 30, 2016	September 30, 2015
Consumer Price Index (1)	1.5%	—%
PJM Pricing (Electricity) (2)	$27.90	$28.03
NE ISO Pricing (Electricity) (3)	$31.76	$29.22
Henry Hub Pricing (Natural Gas) (4)	$2.88	$2.74
#1 HMS Pricing (Ferrous Metals) (5)	$212	$219
Scrap Metals - Old Sheet & Old Cast (6)	$0.58	$0.60

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q3 2016 and Q3 2015. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q3 2016 and Q3 2015. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)
Average price per MMBtu for Q3 2016 and Q3 2015. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC. Nebraska Energy Office, Lincoln, NE.

(5)	Average price per gross ton for Q3 2016 and Q3 2015. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for Q3 2016 and Q3 2015. Calculated using the high and low prices for Old Sheet & Old Cast Scrap Metals ($/lb.) published by American Metal Market.
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
Quarter Updates
China Investments
During March 2016, we completed the exchange of our ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") pursuant to agreements entered into in July 2015. During September 2016, we sold approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to the July 2015 agreements. As a result, during the three months ended September 30, 2016, we recorded pre-tax gain of $41 million. The gain results from pre-tax proceeds of $105 million in excess of the cost-method book value of $70 million, plus $5 million of realized gains on the related cumulative foreign currency translation adjustment.

Pittsfield EfW Facility
In March, we exercised an early termination option available under our steam sale agreement for our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the first quarter of 2016 we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future operations forecasts. It is possible that these assumptions and estimates may change resulting in the need to adjust our determination of fair value. For more information regarding fair value measurements, see Note 10. Financial Instruments.
In October 2016, we withdrew our termination notice. The city agreed to fund upgrades to the facility and the state will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.
Tartech Investment
We are party to a joint venture that was formed to recover and recycle metals from EfW ash monofills in North America. During the nine months ended September 30, 2016, due to operational difficulties and the decline in the scrap metals market, a valuation of the entity was conducted. As a result, we recorded a net impairment of our investment in this joint venture of $3 million, pre-tax, which represents our portion of the fair value of entity in excess of the carrying value.
Contract Extensions
In September 2016, we extended our waste services agreement with the City of Huntsville to September 2020. In October, we extended our waste disposal agreement with the City of Indianapolis to December 2025. Both were extended under similar terms of the existing agreements.
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

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME
Three Months Ended September 30, 2016 and 2015

	Consolidated		North America		Variance Increase (Decrease)
	2016	2015	2016	2015	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$299	$283	$299	$282	$16	$17
Energy revenue	92	108	92	98	(16)	(6)
Recycled metals revenue	14	16	14	16	(2)	(2)
Other operating revenue	16	15	16	15	1	1
Total operating revenue	421	422	421	411	(1)	10
OPERATING EXPENSE:
Plant operating expense	272	260	270	251	12	19
Other operating expense	14	18	14	18	(4)	(4)
General and administrative expense	23	20	23	19	3	4
Depreciation and amortization expense	52	50	52	52	2	—
Total operating expense	361	348	359	340	13	19
Operating income	$60	$74	$62	$71	$(14)	$(9)

Nine Months Ended September 30, 2016 and 2015

	Consolidated		North America		Variance Increase (Decrease)
	2016	2015	2016	2015	Consolidated	North America
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$875	$805	$874	$803	$70	$71
Energy revenue	279	319	273	292	(40)	(19)
Recycled metals revenue	44	49	44	49	(5)	(5)
Other operating revenue	44	40	44	40	4	4
Total operating revenue	1,242	1,213	1,235	1,184	29	51
OPERATING EXPENSE:
Plant operating expense	901	849	892	825	52	67
Other operating expense	45	55	45	55	(10)	(10)
General and administrative expense	71	71	69	67	—	2
Depreciation and amortization expense	155	148	155	147	7	8
Impairment charges	19	24	19	24	(5)	(5)
Total operating expense	1,191	1,147	1,180	1,118	44	62
Operating income	$51	$66	$55	$66	$(15)	$(11)

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
Waste and service revenue unrelated to project debt	$297	$280	$868	$795	$17	$73
Revenue earned explicitly to service project debt - principal	1	2	4	8	(1)	(4)
Revenue earned explicitly to service project debt - interest	1	1	3	2	—	1
Total waste and service revenue	$299	$283	$875	$805	16	70

North America segment - EfW facilities - Tons (1) (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
Contracted	4.6	4.4	13.0	12.7	0.2	0.3
Uncontracted	0.5	0.5	1.6	1.7	—	(0.1)
Total tons	5.1	4.9	14.6	14.4	0.2	0.2
(1) Includes solid tons only. Certain amounts may not total due to rounding.
For the three month comparative period, waste and service revenue on a consolidated and North America segment basis increased by $16 million and $17 million, respectively.
Waste and service revenue from EfW operations increased by $10 million year-over-year, impacted by the following:

•	Same store revenue increased by $8 million, or 3.4%, driven by $6 million of price improvement and $2 million of volume improvement;

•	Transaction activity increased revenue by $3 million; and

•	Revenue earned explicitly to service project debt decreased by $1 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $7 million primarily due to the contribution from newly acquired environmental services businesses.
For the nine month comparative period, waste and service revenue on a consolidated and North America segment basis increased by $70 million and $71 million, respectively.
Waste and service revenue from EfW operations increased by $18 million year-over-year, impacted by the following:

•	Same store revenue increased by $18 million, or 2.5%, driven by $16 million of price improvement and $2 million of volume improvement;

•	Transaction activity increased revenue by $6 million;

•	Waste processing revenue decreased by $2 million as a result of contract transitions; and

•	Revenue earned explicitly to service project debt decreased by $4 million.
Waste and service revenue from non-EfW operations in the North America segment increased by $53 million primarily due to the contribution from newly acquired environmental services businesses and the New York City MTS contract.

Energy Revenue
Energy revenue and MWh by contract status and facility type (in millions):

	Three Months Ended September 30,
	2016			2015			Variance Increase (Decrease)
North America Segment:	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
EfW
At Market	$9	0.3	16%	$12	0.4	23%
Contracted	65	0.8	53%	59	0.8	47%
Hedged	18	0.5	31%	15	0.3	20%
Total EfW	$92	1.6	100%	86	1.5	90%	$6	0.1
Biomass
At Market	$—	—	—%	$2	0.1	5%
Contracted	—	—	—%	10	0.1	5%
Hedged	—	—	—%	—	—	—%
Total Biomass	$—	—	—%	$12	0.2	10%	$(12)	(0.2)
Total	$92	1.6	100%	$98	1.7	100%	$(6)	(0.1)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.

For the three month comparative period, energy revenue on a consolidated basis decreased by $16 million.
Energy revenue from EfW operations increased by $5 million year-over-year driven by contract transitions, which contributed $4 million primarily due to additional energy revenue sharing, and an increase in same store revenue of $1 million.
Energy revenue from non-EfW operations decreased by $21 million, representing the contribution from biomass facilities and China operations in the prior year.
For the nine month comparative period, energy revenue on a consolidated basis decreased by $40 million.
Energy revenue from EfW operations increased $11 million year-over-year driven by contract transitions, which contributed $17 million due to additional energy revenue sharing, partially offset by decreased same store revenue of $6 million, primarily due to lower energy production.
Energy revenue from non-EfW operations decreased by $51 million, representing the contribution from biomass facilities and China operations in the prior year.

Recycled Metals Revenue

Recycled Metals Revenue by Type (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
Ferrous Metal	$8	$10	$27	$31	(2)	(4)
Non-Ferrous Metal	6	6	17	18	—	(1)
Total	$14	$16	$44	$49	(2)	(5)

Tons Sold by Type (in thousands) (1)	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
Ferrous Metal	72	90	235	251	(18)	(16)
Non-Ferrous Metal	10	9	27	24	1	3
(1) Covanta share only.

	Three Months Ended
Recycled Metals Revenue (in millions):	2016	2015	2014
March 31,	$13	$16	$21
June 30,	17	17	25
September 30,	14	16	26
December 31,	—	12	21
Total for the year ended December 31,	N/A	$61	$93
For the three month comparative period, recycled metals revenue decreased by $2 million on both a consolidated and North America segment basis, primarily driven by lower market prices.
For the nine month comparative period, recycled metals revenue decreased by $6 million on both a consolidated and North America segment basis, primarily driven by lower market prices.
Other Operating Revenue
Other operating revenue increased $1 million and $4 million on a consolidated basis for the three month and nine month comparative period, respectively, primarily due to higher construction revenue related to facility improvement projects at the Pinellas County EfW facility, partially offset by decreased revenue from the Durham-York project and Honolulu expansion project, which have been completed.
Operating Expense
Plant Operating Expense

North America segment (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
Plant Operating Expense:
Plant maintenance (1)	$48	$46	$219	$212	$2	$7
All other	222	205	673	613	17	60
Plant operating expense	$270	$251	$892	$825	19	67

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
For the three month comparative period, plant operating expense on a consolidated and North America segment basis increased by $12 million and $19 million, respectively.

Plant operating expense for EfW operations in our North America segment increased by $11 million, driven by higher plant maintenance expense ($4 million) related to plant outage activity in the quarter, escalation of other plant operating costs on a same store basis ($4 million), and higher expense resulting from transactions ($3 million).
Plant operating expense for non-EfW operations in our North America segment increased by $8 million primarily due to newly acquired environmental services businesses ($6 million) and higher incentive compensation ($9 million), partially offset by economically dispatching biomass facilities ($8 million).
Consolidated plant operating expense reflect an additional $7 million decrease due to the exchange of our ownership interests in a facility in China.
For the nine month comparative period, plant operating expense on a consolidated and North America segment basis increased by $52 million and $67 million, respectively.
Plant operating expense for EfW operations increased by $31 million, impacted by higher plant maintenance ($14 million), primarily related to the timing and scope of scheduled maintenance performed, other higher same store costs ($5 million), increased expense resulting from contract transitions ($6 million), and higher expense resulting from transactions ($6 million).
Plant operating expense for non-EfW operations in our North America segment increased by $36 million primarily due to newly acquired environmental services businesses ($28 million), the New York City MTS contract ($7 million), the start-up of our centralized metals processing facility ($4 million) and higher incentive compensation ($21 million), partially offset by economically dispatching biomass facilities ($25 million).
Consolidated plant operating expense reflect an additional $15 million decrease due to the exchange of ownership interests in a facility in China.
Other Operating Expense
Other operating expense in our North America segment decreased by $4 million and $10 million for the three and nine month comparative periods, respectively, primarily as a result of the completion of construction projects at the Honolulu and Durham-York EfW facilities, partially offset by construction activity at the Pinellas County EfW facility.
General and Administrative Expense
Consolidated general and administrative expense increased by $3 million for the three month comparative period primarily due to higher incentive compensation.
Consolidated general and administrative expense was flat for the nine month period. An approximate $5 million increase in incentive compensation was offset by decreased legal expense and expenses incurred in 2015 related to executive separation agreements.
Impairment Charges
During the nine months ended September 30, 2016, we recorded impairment charges totaling $19 million. In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective on or about March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations.
In June 2016, due to operational difficulties and a decline in the scrap metal market, we recorded an impairment to our investment in the Tartech joint venture of $3 million, pre-tax, which represented our portion of the carrying value in excess of the fair value of the entity.
During the nine months ended September 30, 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these recent developments, we recorded a non-cash impairment charge of $24 million, pre-tax, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities.
Operating Income
Operating income decreased by $14 million on a consolidated basis and decreased $9 million on a North America segment basis for the three month comparative period. Operating income was negatively impacted by lower recycled metal market prices and higher incentive compensation, offset by the contribution of new businesses and, on a comparative basis, the profit reduction related to the Durham-York construction project that occurred in 2015.

Excluding the impairment charges discussed above, operating income decreased on a consolidated basis and North America segment basis by $20 million and $16 million, respectively, for the nine month comparative period. Operating income was negatively impacted by lower recycled metal market prices, higher EfW plant operating expense, largely due to the timing and scope of scheduled maintenance performed, and higher incentive compensation; offset by the contribution of new businesses, higher EfW waste and service pricing, lower general and administrative expense (excluding incentive compensation) due to executive separation expense incurred in 2015, and the construction profit reduction for the Durham-York project in 2015.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Nine Month Months Ended September 30, 2016 and 2015

Other Income (Expense):

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month

Other income (expense):
Interest expense	$(35)	$(34)	$(103)	$(102)	$(1)	$(1)
Gain on asset sales	43	—	43	—	43	43
Loss on extinguishment of debt	—	—	—	(2)	—	2
Other expense, net	(1)	—	(1)	(1)	(1)	—
Total other income (expense)	$7	$(34)	$(61)	$(105)	41	44
During the nine months ended September 30, 2016, we recorded a gain of $41 million on the sale of our interests in China and a $2 million gain on the sale of a transfer station. For additional information on the sale of our China investments, see Note 3. Dispositions and Other.

Income Tax (Expense) Benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
			(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (expense) benefit	$(12)	$(11)	$(5)	$19	$(1)	$(24)
Effective income tax rate	17%	29%	(50)%	48%	N/A	N/A
During the nine months ended September 30, 2016, the change in effective tax rate primarily resulted from the discrete impact of the sale of ownership interests in China, changes in the mix of earnings and the change from forecasted pre-tax income in 2015 to forecasted pre-tax loss in 2016.

Net Income (Loss) Attributable to Covanta Holding Corporation and Income (Loss) Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2016	2015	2016	2015	Three Month	Nine Month
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net income (loss) attributable to Covanta Holding Corporation	$54	$34	$(12)	$(9)	$20	$(3)
Income (loss) per share attributable to Covanta Holding Corporation:
Weighted average common shares outstanding:
Basic	129	132	129	132	(3)	(3)
Diluted	131	134	129	132	(3)	(3)
Income (Loss) per share:
Basic	$0.42	$0.26	$(0.09)	$(0.07)	$0.16	$(0.02)
Diluted	$0.42	$0.25	$(0.09)	$(0.07)	$0.17	$(0.02)

Cash dividend declared per share	$0.25	$0.25	$0.75	$0.75	$—	$—

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2016 and 2015, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted income (loss) per share	$0.42	$0.25	$(0.09)	$(0.07)
Reconciling items (a)	(0.24)	(0.03)	(0.14)	0.11
Adjusted EPS	$0.18	$0.22	$(0.23)	$0.04

(a)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2016	2015	2016	2015
Impairment charges (a)	$—	$—	$19	$24
Gain on asset sales (b)	(43)	—	(43)	—
Severance and reorganization costs (c)	—	1	2	7
Loss on extinguishment of debt	—	—	—	2
Effect on income of derivative instruments not designated as hedging instruments	1	(3)	2	(3)
Effect of foreign exchange gain on indebtedness	—	1	(1)	2
Total reconciling items, pre-tax	(42)	(1)	(21)	32
Pro forma income tax impact (d)	10	(4)	2	(18)
Grantor trust activity	1	1	1	1
Total reconciling items, net of tax	$(31)	$(4)	$(18)	$15
Diluted earnings per share impact	$(0.24)	$(0.03)	$(0.14)	$0.11
Weighted average diluted shares outstanding	131	134	129	132

(a)
During the nine months ended September 30, 2016, we recorded a non-cash impairment totaling $19 million, of which $13 million related to the planned closure of our Pittsfield EfW facility in March 2017 and $3 million related to an investment in a joint venture to recover and recycle metals.

During the nine months ended September 30, 2015 we recorded an impairment charge of our biomass assets totaling $24 million.
See Results of Operations - Impairment charges discussion above.

(b)
During the three months ended September 30, 2016, we recorded a $41 million gain on the sale of our interests in China. See Results of Operations - Non-operating Income Items - Other Income (Expense) discussion above.

(c)
For the nine months ended September 30, 2015, comprised of costs incurred in connection with separation agreements related to the departure of two executive officers, of which $4 million related to non-cash compensation.

(d)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.
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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis for continuing operations, less the results of operations of our insurance subsidiaries. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2016. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss) Attributable to Covanta Holding Corporation	$54	$34	$(12)	$(9)
Depreciation and amortization expense	52	50	155	148
Interest expense, net	35	34	103	102
Income tax expense (benefit)	12	11	5	(19)
Impairment charges (a)	—	—	19	24
Gain on asset sales (b)	(43)	—	(43)	—
Loss on extinguishment of debt	—	—	—	2
Debt service billing in excess of revenue recognized	1	—	3	1
Severance and reorganization costs	1	1	3	3
Non-cash compensation expense (c)	4	4	13	15
Capital type expenditures at service fee operated facilities (d)	6	3	29	25
Other (e)	2	2	7	9
Total adjustments	70	105	294	310
Adjusted EBITDA	$124	$139	$282	$301

(a)	See Adjusted EPS - Note (a) and Results of Operations - Impairment charges discussion above.

(b)	See Adjusted EPS - Note (b) and Results of Operations Non-operating Income Items - Other Income (Expense) discussion above.

(c)	The nine months ended September 30, 2015 includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.

(d)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(e)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.
The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flow provided by operating activities	$88	$123	$146	$154
Cash paid for interest, net of capitalized interest	24	22	91	83
Cash paid for taxes	3	2	7	6
Capital type expenditures at service fee operated facilities (a)	6	3	29	25
Adjustment for working capital and other	3	(11)	9	33
Adjusted EBITDA	$124	$139	$282	$301

(a)	See Adjusted EBITDA - Note (d).
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
In 2016, we expect to generate net cash from operating activities which will meet or exceed our cash requirements for both capital expenditures to maintain our existing assets and for ongoing dividends to shareholders. We intend to utilize existing cash balances and debt financing to fund investments in the growth of our business in 2016, including our committed investments in the Dublin EfW facility (utilizing non-recourse project financing arranged in 2014), the Essex County EfW facility (utilizing proceeds from the tax-exempt bond issuance completed in 2015), and other growth investments (utilizing our borrowings under the Revolving Credit Facility).  In order to offset a portion of the indebtedness incurred to finance these investments in the growth of our business, as well as borrowings incurred to fund share repurchases completed in late 2015 and early 2016 (referenced above), we utilized approximately $50 million of the proceeds from the sale of our ownership interests in China to repay borrowings under our Revolving Credit Facility. For additional information regarding the financing arrangements referenced above, see Item 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2016. We do not anticipate our existing debt covenants to restrict our ability to undertake additional financing.
For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2015.
Other Factors Affecting Liquidity
As of September 30, 2016, we held cash balances of $113 million, of which $95 million were held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. As of September 30, 2016, we had restricted cash of $119 million, of which $16 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.
As of September 30, 2016, we had unused and available capacity under our Revolving Credit Facility of $468 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 6. Consolidated Debt.
During the three months ended September 30, 2016, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in October 2016. During the nine months ended September 30, 2016, we repurchased 1.2 million shares of our common stock at a weighted average cost of $15.29 for an aggregate amount of $18 million. We expect to repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of September 30, 2016, the amount remaining under our currently authorized share repurchase program was $66 million.

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

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2016 and 2015:
Net cash provided by operating activities for the nine months ended September 30, 2016 was $146 million, a decrease of $8 million from the prior year period. The decrease was primarily due to an increase in the Net loss attributable to Covanta Holding Corporation as discussed above in our Results of Operations. Net Loss Attributable to Covanta Holdings Corporation is adjusted for reconciling items. The reconciling items were driven by the $43 million gain on the sale of assets, primarily due to the sale of our interests in China, which was offset by a $25 million decrease in the adjustment for deferred income taxes, primarily attributable to the sale of our interests in China and changes to our current and deferred allocation approach for interim periods as compared to prior year.
Net cash used in investing activities for the nine months ended September 30, 2016 was $178 million, a net decrease of $159 million from the prior year period. The net decrease in cash used was principally attributable to proceeds related to the sale of interests in China of $105 million and reduced acquisition spending of $61 million, offset by increased purchases of property, plant and equipment totaling $15 million, primarily due to increased capitalized maintenance.
Net cash provided by financing activities for the nine months ended September 30, 2016 was $48 million, a net decrease of $119 million from the prior period. The decrease was primarily attributable to lower net borrowings under the revolving credit facility of $111 million and repurchases of common stock totaling $20 million during the period.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2016 and 2015, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash flow provided by operating activities	$88	$123	$146	$154
Less: Maintenance capital expenditures (a)	(14)	(16)	(82)	(71)
Free Cash Flow	$74	$107	$64	$83
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(84)	$(78)	$(209)	$(266)
Other investing activities, net	6	—	8	—
Total investments	$(78)	$(78)	$(199)	$(266)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(34)	$(98)	$(100)
Common stock repurchased	—	—	(20)	—
Total return of capital to stockholders	$(33)	$(34)	$(118)	$(100)
Capital raising activities:
Net proceeds from issuance of corporate debt (c)	$—	$96	$—	$98
Net proceeds from issuance of project debt (d)	—	—	—	15
Proceeds from Dublin financing	62	40	139	85
Net proceeds from equipment financing leases (e)	—	—	—	15
Change in restricted funds held in trust	4	(53)	17	(64)
Other financing activities, net	(3)	(5)	—	—
Deferred financing costs	(2)	(2)	(5)	(5)
Proceeds from sale of China assets	105	—	105	—
Net proceeds from capital raising activities	$166	$76	$256	$144
Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$—	$(2)	$(1)
Net cash used for scheduled principal payments on project debt (f)	(11)	(9)	(15)	(19)
Payments on equipment financing leases (e)	(1)	(1)	(3)	(3)
Total debt repayments	$(13)	$(10)	$(20)	$(23)
Borrowing activities - Revolving credit facility, net	$(110)	$(60)	$35	$146
Effect of exchange rate changes on cash and cash equivalents	$(1)	$(1)	$1	$(4)
Net change in cash and cash equivalents	$5	$—	$19	$(20)

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$(14)	$(16)	$(82)	$(71)
Capital expenditures associated with organic growth initiatives	(16)	(9)	(38)	(27)
Capital expenditures associated with the New York City contract	—	(9)	(3)	(28)
Capital expenditures associated with the Essex County EfW emissions control system	(9)	(5)	(27)	(18)
Capital expenditures associated with construction of the Dublin EfW facility	(59)	(33)	(132)	(123)
Total capital expenditures associated with growth investments	(84)	(56)	(200)	(196)
Total purchases of property, plant and equipment	$(98)	$(72)	$(282)	$(267)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capital expenditures associated with growth investments	$(84)	$(56)	$(200)	$(196)
Acquisitions, net of cash acquired	—	(22)	(9)	(70)
Total growth investments	$(84)	$(78)	$(209)	$(266)

(c)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from borrowings on long-term debt	$—	$129	$—	$294
Refinanced long-term debt	—	(33)	—	(195)
Less: Financing costs related to issuance of long-term debt	—	—	—	(1)
Net proceeds from issuance of corporate debt	$—	$96	$—	$98

(d)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from borrowings on project debt	$—	$—	$—	$59
Refinanced project debt	—	—	—	(42)
Less: Financing costs related to the issuance of project debt	—	—	—	(2)
Net proceeds from issuance of project debt	$—	$—	$—	$15

(e)	During the nine months ended September 30, 2015, we financed $15 million of equipment purchases related to the New York City contract.

(f)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total scheduled principal payments on project debt	$(8)	$(6)	$(17)	$(21)
Decrease in related restricted funds held in trust	(3)	(3)	2	2
Net cash used for principal payments on project debt	$(11)	$(9)	$(15)	$(19)
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2016 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There have been no material changes during the nine months ended September 30, 2016 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2016. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Income Taxes
During the quarter ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the determination and reporting of the provision for state income taxes, and more specifically, over the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances.
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
Municipally-Owned Facility Construction Accounting
During the quarter ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we have not yet remediated the previously-reported material weakness relating to the estimation and timeliness of the reporting of certain costs on municipally-owned construction projects.  As originally reported during the quarter ended September 30, 2015, we did not maintain effective internal control over the estimation and timeliness of the reporting of certain costs associated with a maintenance outage conducted to perform certain remediation work on the Durham-York project and initial start-up operations of the project. At the time the material weakness was determined to exist in 2015, the Durham-York project was our only municipally-owned project in original construction or start-up, and is now completed and is in commercial operations. When long-term construction revenue contracts for facilities that are municipally owned move to a projected net loss position, as the Durham-York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified.
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
Since this material weakness was originally reported, we implemented several new controls and enhancements to existing controls, and commenced observation of the operation of each of the control changes, as previously disclosed, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the material weakness has been remediated.  We have also observed the operation and accuracy of our cost estimating procedures on our Dublin project (which is not a municipally-owned project), the extent to which those procedures were affected by the material weakness in cost estimating on municipally owned projects, and implemented the same improvements to the Dublin procedures in order to mitigate the potential for inaccuracies in our financial statements.  Although the control changes have been implemented, we have concluded that the period of time over which the operating effectiveness of newly implemented and modified controls was not yet sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated.
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

Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Bradford J. Helgeson
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: October 26, 2016