Form 10-K
period 2016-12-31
COVANTA HOLDING CORP
filed 2017-02-28
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2017
Common Stock, $0.10 par value	130,401,036
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2017 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap metal and commodities;

•	our ability to renew or replace expiring contracts at comparable prices and with other acceptable terms;

•	adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, tax laws, labor laws and healthcare laws;

•	failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;

•	our ability to avoid adverse publicity or reputational damage relating to our business;

•	advances in technology;

•
difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;

•	difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;

•	limits of insurance coverage;

•	our ability to avoid defaults under our long-term contracts;

•	performance of third parties under our contracts and such third parties' observance of laws and regulations;

•	concentration of suppliers and customers;

•	geographic concentration of facilities;

•	increased competitiveness in the energy and waste industries;

•	changes in foreign currency exchange rates;

•	limitations imposed by our existing indebtedness and our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;

•	exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;

•	the scalability of our business;

•	our ability to attract and retain talented people;

•	failures of disclosure controls and procedures and internal controls over financial reporting;

•	our ability to utilize net operating loss carryforwards;

•	general economic conditions in the United States and abroad, including the availability of credit and debt financing;

•	restrictions in our certificate of incorporation and debt documents regarding strategic alternatives; and

•	other risks and uncertainties affecting our businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.
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
About Covanta Holding Corporation
We are organized as a holding company, which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries, which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Outside of North America, we are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion. We hold interests in an energy-from-waste facility in Italy and an infrastructure business in China which is engaged in energy-from-waste operations. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
During 2016, we divested the majority of our investments in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
Our Energy-from-Waste Business
Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”).
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. Our facilities process approximately 20 million tons of solid waste annually, equivalent to 8% of post-recycled municipal solid waste (“MSW”) generated in the United States. We operate and/or have ownership positions in 42 EfW facilities, which are primarily located in North America, and 5 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 17 waste transfer stations, 15 environmental services facilities, 4 landfills (primarily for ash disposal) and one metals processing facility, all of which are complementary to our core EfW business.
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
Energy-from-waste facilities produce energy through the combustion of non-hazardous MSW in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting or sizing. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion and a gasification technology, in which waste is heated to create gases that are then combusted.
Environmental Benefits of Energy-from-Waste
We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. Increased use of EfW facilities can reduce GHG emissions, as the methane emitted by landfills is over 80 times more potent than carbon dioxide (“CO2”) over a 20-year period. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil fuel based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. We believe EfW is also an important component of business and community efforts to divert post-recycled waste from landfills as part of their zero-waste and zero-waste-to-landfill initiatives. As public planners and commercial and industrial companies address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.

Other Environmental Services Offerings
In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand, including onsite clean-up services, wastewater treatment, transportation and logistics, recycling and depackaging. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our EfW facilities, we offer these services under our Covanta Environmental Solutions brand. Through acquisitions, we have expanded our network of facilities to enable us to provide a range of services to industrial customers for the treatment, recycling and/or disposal of their non-hazardous materials. These businesses are highly synergistic with our existing profiled waste business, offer us the opportunity to expand the geographical sourcing of our waste streams and expand our presence in the environmental services sector, allowing us to drive higher margin profiled waste volumes into our EfW facilities and access additional revenue growth opportunities.
STRATEGY
Each of our service offerings responds to customer demand for sustainable waste management services that are superior to landfilling according to the “waste hierarchy" and assists our customers in meeting their own zero-waste, zero-waste-to-landfill and other sustainability goals. As indicated above, each of our service offerings is focused on providing cost effective and sustainable solutions that leverage our extensive network of EfW facilities and transfer stations in North America.
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

•
Maintain a focus on sustainability. Providing sustainable waste, materials, and energy services to our customers is the cornerstone of our business. Our corporate culture is focused on the triple bottom line of sustainability (people, planet, prosperity) in support of our mission. In addition to robust financial reporting, we are committed to transparently reporting our environmental, social and governance standards, policies, and performance, including through our corporate sustainability report. We seek to continuously improve our performance across these aspects to remain an industry leader.

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

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following during 2016:
New Business Development

•	We acquired two environmental services businesses which will further expand our presence in this sector and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities.

•
Construction is progressing on the Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. During 2016, 90% of the facility’s waste processing capacity was secured under long-term contracts with leading waste and recycling collection companies in Ireland. We expect the facility to begin commercial operations in late 2017. For information on the funding of project construction, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt

•
The Durham York facility commenced commercial operations in January 2016 under a 20-year service fee contract. Construction of the municipally-owned 140,000 tonne-per-year EfW facility located in the Durham Region of Canada was completed in 2015.

Existing Business

•
We extended our waste services agreement with the City of Huntsville to September 2020, and our waste disposal agreement with the City of Indianapolis to December 2025. Both were extended under terms similar to the existing agreements.

•
Construction of a state-of-the-art particulate emissions control system at our Essex County EfW facility was completed. The total cost of the project totaled approximately $90 million, of which $33 million was incurred in 2016.

Asset Reallocation
We completed the exchange of our project ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and subsequently sold approximately 90% of our ownership interest in Sanfeng Environment to a third-party, a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company. As a result, during the year ended December 31, 2016, we received pre-tax proceeds of $105 million and recorded a pre-tax gain of $41 million. For additional information on these activities, see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
Continuous Improvement
In 2016, we advanced our continuous improvement initiative utilizing Lean Six Sigma methodologies.  The focus of this data-driven effort is on achieving stable operations at high performance levels, improved process efficiency and standardization across all of our facilities.  We have established a team that includes external experts and internal top performers.  This effort advances beyond previous efficiency initiatives, and enhances and complements the outage optimization efforts that we have undertaken over the past several years.
Sustainability Goals
In our corporate Sustainability Report we outlined a series of sustainability goals that are aligned with our business goals and mission. Set in the areas of safety and health, environment, materials management, human resources, finance, governance, and community affairs, each goal has an assigned champion on our senior leadership team to ensure their full integration into our business. We believe attaining these goals help us respond to our customers’ increasing interest in sustainability and the sustainable solutions we provide, mitigate certain risks, and gain a competitive advantage in business development opportunities.
Capital Allocation
Our key capital allocation activities in 2016 included the following:

•	$150 million capital returned to shareholders, including $132 million declared in dividends and $18 million for common share repurchases;

•	$162 million towards construction of the Dublin EfW facility, of which $155 million was funded by limited recourse project subsidiary financing; and

•
$91 million for other growth investments, including $33 million towards the Essex County facility emissions control system upgrade, $9 million to acquire environmental services businesses, $3 million related to our New York City transportation and disposal contract, and $46 million for various organic growth investments, including metals recovery projects, investments related to our profiled waste and environmental services businesses, and continuous improvement projects.

NORTH AMERICA SEGMENT
Energy-from-Waste Projects
Our EfW projects generate revenue from three main sources: (1) fees charged for operating projects or processing waste received; (2) the sale of electricity and/or steam; and (3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate additional revenue from the construction, expansion or upgrade of a facility, when a municipal client owns the facility. Our customers for waste services or facility operations are principally municipal entities, though we also market disposal capacity at certain facilities to commercial customers. Our facilities primarily sell electricity, either to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States), and in some cases sell steam directly to industrial users.
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
Our EfW projects can generally be divided into three categories, based on the applicable contract structure at a project: (1) “Tip Fee” projects; (2) “Service Fee” projects that we own; and (3) “Service Fee” projects that we do not own but operate on behalf of a municipal owner. Notwithstanding distinctions among these general classifications in contract structures, in all cases we focus on a consistent set of performance indicators to optimize service to customers and operating results:(i) boiler availability; (ii) turbine availability; (iii) safety and environmental performance measures; (iv) tons processed; (v) steam sold; (vi) megawatt hours sold; and (vii) recycled metal tons sold.
The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee (Owned)	Service Fee (Operated)
Number of facilities:	20	4	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to municipal client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
We are principally responsible for capital costs in facilities that we own; however, client communities may have a contractual obligation to fund a portion of certain capital costs, particularly if required by a change in law. We also may be required to participate in capital improvements for non-owned facilities that we operate, which would be accounted for as operating expense. In contracts with our client communities, we agree to operate the facility and meet minimum performance standards. Typically, these include waste processing, energy efficiency standards, energy production and environmental standards. Unexcused failure to meet these requirements or satisfy the other material terms of our agreement, may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

Contracted and Merchant Revenue
We generated 78% of our waste and service revenue in the North America segment in 2016 under contracts at set rates, while 22% was generated at prevailing market prices. Our waste disposal / service and energy contracts expire at various times between 2017 and 2038. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenue. To date, we have been successful in extending the substantial majority of our existing contracts to operate EfW facilities owned by municipal clients. We project 2017 contracted waste and service revenue in North America segment to approximate 2016 levels.
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
We currently operate EfW projects in 16 states and two Canadian provinces. The following map illustrates our EfW, environmental services, and metals processing facility locations in North America:

Summary information regarding our North America segment energy-from-waste assets is provided in the following table:

			Design Capacity			Contract Expiration Dates (1)
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Waste Service	Energy
	TIP FEE STRUCTURES
1.	Southeast Connecticut (2)	Connecticut	689	17.0	Owner/Operator	2017	2017
2.	Fairfax County (5)	Virginia	3,000	93.0	Owner/Operator	2021	N/A
3.	Southeast Massachusetts (3)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2017
4.	Delaware Valley (5)	Pennsylvania	2,688	87.0	Owner/Operator	2035	N/A
5.	Hempstead	New York	2,505	72.0	Owner/Operator	2034	2027
6.	Indianapolis (4)	Indiana	2,362	6.5	Owner/Operator	2025	2028
7.	Niagara (4)	New York	2,250	50.0	Owner/Operator	2035	2017-2024
8.	Essex County (5)	New Jersey	2,277	66.0	Owner/Operator	2032	N/A
9.	Haverhill (5)	Massachusetts	1,650	44.6	Owner/Operator	N/A	N/A
10.	Union County (5)	New Jersey	1,440	42.1	Lessee/Operator	2031	N/A
11.	Plymouth (5)	Pennsylvania	1,216	32.0	Owner/Operator	N/A	N/A
12.	Tulsa (4)(5)	Oklahoma	1,125	16.8	Owner/Operator	2022	2019
13.	Camden (5)	New Jersey	1,050	21.0	Owner/Operator	N/A	N/A
14.	Alexandria/Arlington (5)	Virginia	975	22.0	Owner/Operator	N/A	2023
15.	Stanislaus County	California	800	22.4	Owner/Operator	2027	N/A
16.	Bristol (5)	Connecticut	650	16.3	Owner/Operator	2034	N/A
17.	Lake County	Florida	528	14.5	Owner/Operator	N/A	2024
18.	Warren County (5)	New Jersey	450	13.5	Owner/Operator	N/A	N/A
19.	Springfield (5)	Massachusetts	400	9.4	Owner/Operator	2024	N/A
20.	Pittsfield (4)	Massachusetts	240	0.9	Owner/Operator	N/A	2020
	SERVICE FEE (OWNED) STRUCTURES
21.	Onondaga County	New York	990	39.2	Owner/Operator	2035	2025
22.	Huntington	New York	750	24.3	Owner/Operator	2019	2027
23.	Babylon	New York	750	16.8	Owner/Operator	2019	2027
24.	Marion County	Oregon	550	13.1	Owner/Operator	2019	2017
	SERVICE FEE (OPERATED) STRUCTURES
25.	Pinellas County	Florida	3,150	75.0	Operator	2024	2024
26.	Miami-Dade County (3)(5)	Florida	3,000	77.0	Operator	2023	N/A
27.	Honolulu (3)(6)	Hawaii	2,950	90.0	Operator	2032	2033
28.	Lee County (6)	Florida	1,836	57.3	Operator	2024	N/A
29.	Montgomery County (5)(6)	Maryland	1,800	63.4	Operator	2021	N/A
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029	2025
31.	Long Beach	California	1,380	36.0	Operator	2024	2018
32.	York County (5)	Pennsylvania	1,344	42.0	Operator	2035	N/A
33.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
34.	Lancaster County (5)	Pennsylvania	1,200	33.1	Operator	2017	N/A
35.	Pasco County	Florida	1,050	29.7	Operator	2024	2024
36.	Harrisburg (5)	Pennsylvania	800	20.8	Operator	2017	2033
37.	Burnaby	British Columbia	800	23.9	Operator	2025	2025
38.	Huntsville (4)	Alabama	690	—	Operator	2020	N/A
39.	Kent County	Michigan	625	16.8	Operator	2023	2023
40.	MacArthur	New York	486	12.0	Operator	2030	2027
41.	Durham-York	Durham Region, Canada	480	17.4	Operator	2036	N/A
		SUBTOTAL	55,949	1,481.0

(1)
Expiration dates are for significant contracts; expiration dates refer to contracts with the host client communities (if any) or other contracts representing at least 40% of facility waste capacity. "N/A" denotes that no contract represents greater than 40% of facility capacity.

(2)	This facility transitioned from a service fee (owned) to a tip fee contract effective February 2017.

(3)	These facilities use a refuse-derived fuel technology.

(4)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is part of, not in addition to, the design capacity megawatts ("MW") listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	66
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5
At our Niagara EfW Facility, we export steam to local customers under various agreements which expire between 2017 and 2024.

(5)	These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates.

(6)	The client has a termination option under the service agreement.
Other Waste Management Infrastructure and Operations
In conjunction with our EfW business, we also own and/or operate 17 transfer stations, 15 environmental services facilities, one regional metals recycling facility, and 4 landfills (primarily utilized for ash disposal). We utilize these assets to supplement and more efficiently manage the waste supply, ash disposal requirements, and metals processing activities at our EfW operations, and in some cases to expand our environmental solutions service offerings. Recent acquisitions will expand our presence in the environmental services sector and allow us to direct additional non-hazardous waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offer us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients.
Biomass Projects
Currently, our two California biomass facilities are in economic dispatch. If market conditions improve, we may re-start one or both these facilities. In each of the years ending December 31, 2016, 2015, and 2014, revenue from our biomass projects represented less than 1%, 3% and 4%, respectively, of our North America segment revenue.
OTHER PROJECTS
Outside the North America segment, we currently own one EfW project under construction in Ireland and have an equity interest in an EfW project in Italy. We intend to pursue additional international EfW projects where the regulatory and market environments are attractive. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the United States, as described below and discussed in Item 1A. Risk Factors.
Summary information regarding our other EfW projects is provided in the following table:

			Design Capacity			Contract Expiration Dates
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
						Waste Service	Energy
	ENERGY-FROM-WASTE
	TIP FEE STRUCTURES
1.	Dublin (1)	Ireland	1,800	58	100% Owner/Operator (Under Construction)	2062	N/A
2.	Trezzo	Italy	500	18	13% Owner/JV Operator	2023	2023
		SUBTOTAL	2,300	76

(1)
We expect operations to commence in late 2017. We will operate the facility under a 45-year public-private-partnership agreement, after which ownership of the facility will transfer to City of Dublin. Waste supply contracts have been entered into with private waste haulers.

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
Post-recycled municipal solid waste generation in the United States is approximately 250 million tons per year, of which the EfW industry processes approximately 12% (of which we process approximately two-thirds).
EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with nearly 80 facilities currently in operation that collectively process approximately 30 million tons of post-recycled solid waste and serve the needs of over 30 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. Nearly 1,600 EfW facilities are in use today around the world, with a capacity to process approximately 230 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, EfW is designated as a superior solution to landfilling.
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

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not a precise correlation between our results and changes in these metrics.

	As of December 31,
	2016	2015	2014	2013
Consumer Price Index (1)	2.1%	0.7%	0.8%	1.5%
PJM Pricing (Electricity) (2)	$24.85	$36.00	$56.99	$41.93
NE ISO Pricing (Electricity) (3)	$29.74	$42.93	$64.58	$56.43
Henry Hub Pricing (Natural Gas) (4)	$2.52	$2.60	$4.33	$3.72
#1 HMS Pricing (Ferrous Metals) (5)	$197	$217	$355	$344
Scrap Metals - Old Cast Aluminum Scrap (6)	$0.57	$0.63	$0.75	$0.73

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for full year. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) published by American Metal Market.
Seasonal - Our quarterly operating income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which can vary regionally. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.
Our operating income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expense and may trigger material price increases for a portion of the electricity and steam we sell.
Performance - Our EfW facilities have historically demonstrated consistent reliability; our average boiler availability was 91% in 2016. We have historically met our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors - Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, plant operating expense and safety and environmental performance.
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
Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act (commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws”) make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at our sites. These include landfills we have owned, operated or leased, or at which there has been disposal of residue or other waste generated, handled or processed by our facilities. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide us with indemnification from certain liabilities.
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
Revised Ground Level Ozone Standards — On October 26, 2015, EPA published a final rule to revise and strengthen the National Ambient Air Quality Standards for ground-level ozone or “smog”. Once implemented by EPA and affected states, this rule could impact changes to our existing air permits that we may pursue in the future.
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
Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission of electricity in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. Most of our QFs are currently exempt from FERC’s rate regulation under the FPA because (i) the QF is 20 MW or smaller; (ii) its sales are made pursuant to a state regulatory authority’s implementation of PURPA; (iii) the QF is owned by a municipality or subdivision thereof; or (iv) its sales are made pursuant to a contract executed on or before March 17, 2006. Our QFs that are not exempt, or that lose these exemptions from rate regulation, are or would be required to obtain market-based rate authority from FERC or otherwise make sales pursuant to rates on file with FERC.
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
In October 2015, EPA published two new rules regulating greenhouse gas emissions. The first rule, the Clean Power Plan, regulates existing fossil fuel fired electric generating units. The second regulation sets greenhouse gas emissions standards for new power plants. While it is not clear whether these rules will be implemented by the Trump administration, our facilities are not regulated entities under either of these rules. Under the rules, states are required to develop plans for implementing the requirements; however, in February 2016, the Supreme Court stayed implementation of the Clean Power Plan pending judicial review. Depending on the outcome of the judicial review, decisions by the Trump administration and the specific details of the state plans, implementation of the Clean Power Plan may create additional demand for our power and new MWC capacity may benefit from certain credits; implementation scope and schedule is uncertain as a result of court challenges. We cannot predict at this time the magnitude of the potential impact to our business of these rules, if any. We continue to closely follow developments in this area.
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

•
California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California EfW facilities, but not our biomass facilities. Regulatory amendments in 2013 and 2014 excluded EfW facilities from the cap-and-trade program through the end of 2015 and proposed amendments to the program would exclude EfW through the end of 2017. The future treatment of EfW facilities under this program is uncertain at this time.

•
The province of Ontario, Canada has developed a greenhouse gas cap and trade program under which EfW facilities, including the Durham-York facility, do not incur a compliance obligation under the program through the end of 2020. We cannot predict at this time the treatment of EfW facilities after 2020.

International Climate Change Policies
Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage EfW projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.
The European Union
The European Union has adopted legislation which requires member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are binding on the member states but must be transposed through national enabling legislation to implement their practical requirements, a process which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of EfW facilities across the European Union. These include (1) Directive 2010/75/EU on industrial emissions (the "Industrial Emissions Directive") which consolidated and replaced seven existing Directives, including Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governed emissions to air, land and water from certain large industrial installations, and Directive 2000/76/EC concerning the incineration of waste (known as the Waste Incineration Directive), which imposed limits on emissions to air or water from the incineration and co-incineration of waste; (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill; and (3) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes.
In December 2015, the European Commission adopted the Circular Economy Package which sets targets for waste reduction, further restrictions on landfilling, and increased recycling. To implement these targets and other measures, the Circular Economy Package contains proposals to amend several of the Directives described above. We cannot predict at this time the final outcome of this process.

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
EMPLOYEES
As of December 31, 2016, we employed approximately 3,600 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 7% are represented by organized labor. Currently, we are party to 10 collective bargaining agreements: three expire in 2017; one expires in 2018, two expire in 2019 and four are currently in negotiations. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2017.

Name and Title	Age	Experience
Stephen J. Jones President and Chief Executive Officer	55
President and Chief Executive Officer since 2015. Prior to joining Covanta, Mr. Jones was employed by Air Products and Chemicals, Inc. (“Air Products”), a global supplier of industrial gases, equipment and services from 1992 through 2014. Mr. Jones served as Senior Vice President and General Manager, Tonnage Gases, Equipment and Energy, from 2009 through 2014. Mr. Jones also served as Air Products’ China President from 2011 through 2014 at Air Products’ office in Shanghai. He was also a member of Air Products’ Corporate Executive Committee from 2007 through 2014. Mr. Jones joined Air Products in 1992 as an attorney in the Law Group representing various business areas and functions and in 2007 he was appointed Senior Vice President, General Counsel and Secretary.

Michael J. de Castro Executive Vice President, Supply Chain	54
Executive Vice President, Supply Chain since 2015. Prior to joining Covanta, Mr. de Castro was employed by Air Products beginning in 2006, serving in various operational capacities including Director, Global Operations Americas. Mr. de Castro left Air Products in 2010 to become Chief Executive Officer of Interstate Waste Services ("IWS"). In 2013, he returned to Air Products, serving as Director, Global Operations Strategic Development and most recently as Fulfillment Director in the Performance Materials Division. Prior to his tenure at IWS and Air Products, Mr. de Castro held a variety of positions at American Ref-Fuel Company for 16 years, culminating with the role of Vice President, Operations.

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	40
Executive Vice President and Chief Financial Officer since 2013. Mr. Helgeson served as Vice President and Treasurer from 2007 to 2013. Prior to joining Covanta in 2007, Mr. Helgeson was Vice President, Finance and Treasurer at Waste Services, Inc., a publicly-traded environmental services company with operations in the United States and Canada, from 2004 to 2007. Prior to these roles, Mr. Helgeson held positions in the investment banking departments at Lehman Brothers from 2000 to 2004 and at Donaldson, Lufkin & Jenrette from 1998 to 2000, where he worked on a wide range of capital markets and merger and acquisition transactions for industrial companies, with a particular focus in the environmental services sector.

Matthew R. Mulcahy Executive Vice President and Head of Corporate Development	53
Executive Vice President and Head of Corporate Development since 2017.  Mr. Mulcahy served as Senior Vice President and Head of Corporate Development for Covanta from 2012 to 2016 and Senior Vice President of Business Development from 2007 through 2011. From 2003 to 2007, Mr. Mulcahy served as Vice President of Covanta Secure Service and TransRiver Marketing, a Covanta subsidiary. From 2000 to 2003, Mr. Mulcahy was Covanta’s Vice President, Project Implementation. Mr. Mulcahy joined Covanta in 1990.

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	58
Executive Vice President, General Counsel and Secretary since 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from 2004 to 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy from March 2004 to October 2004. From 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary. Mr. Simpson joined Covanta in 1992.

Paul E. Stauder President, Covanta Environmental Solutions	51
President of Covanta Environmental Solutions, a subsidiary of Covanta Energy, since 2015. Mr. Stauder served as Senior Vice President of Business Management for Covanta Energy from 2008 to 2014, with primary responsibility for all commercial and client aspects of Covanta’s EFW facilities. Prior to that role, Mr. Stauder served in a number of positions with Covanta Energy, including Regional Vice President, overseeing EfW plants and independent power plants. Mr. Stauder joined Covanta in 1997.

Derek W. Veenhof Executive Vice President, Sustainable Solutions	50
Executive Vice President - Sustainable Solutions since 2013. Mr. Veenhof served as Senior Vice President of Covanta 4Recovery L.P., from 2011 to 2013. From 2007 to 2011, Mr. Veenhof served as Vice President of TransRiver Marketing, a Covanta Energy subsidiary, and managed contract efforts in recycling and waste. From 2002 to 2006, Mr. Veenhof was Covanta Energy’s New York Metro Area Manager responsible for waste contract negotiations, business operations and business marketing and development for the Metro NY, NJ and Philadelphia market areas.

Michael A. Wright Senior Vice President and Chief Human Resources Officer	54
Senior Vice President and Chief Human Resources Officer since 2009. Mr. Wright served as President of The Wright Group, Inc., a boutique human capital consulting firm from 2008 to 2009, prior to which Mr. Wright spent 25 years serving in a variety of positions at the Altria family of companies (Kraft and Philip Morris), including Vice President-Human Resources & Technology for Altria Corporate Services, Inc. from 2006 to 2008.

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
Our business is directly affected by economic slowdowns and general reduction in demand for goods and services. A weak economy generally results in reduced overall demand for waste disposal, recycled metal and energy production. Under such conditions, the pricing we are able to charge for our waste management services, and for our energy and recycled metals, may decline and/or experience increased volatility. In addition, many of our customers are municipalities and public authorities which may be adversely affected in an economic downturn due to reduced tax revenue. Consequently, some of these entities could be unable to pay amounts owed to us or renew contracts with us for similar volumes or at previous or increased rates.
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
Significant developments stemming from the recent U.S. presidential election could have a material adverse effect on us.
The Trump Administration has called for substantial change to fiscal and tax policies, regulatory oversight of businesses, and greater restrictions on free trade including significant increases on tariffs on goods imported into the United States, including from China. Proposals espoused by President Trump may result in changes to social, political, regulatory and economic conditions in the United States or in laws and policies affecting the development and investment in countries where we currently conduct business. In addition, these changes could result in negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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
For the EfW facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2017 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenue. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
Where we have leasehold interests, we cannot assure you that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.
Changes in public policies and legislative initiatives could materially affect our business and prospects.
There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress has considered proposed legislation which is designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The EPA has proposed rules which require states to develop plans to reduce carbon emissions from the energy sector, through a variety of methods generally subject to state discretion. While it is unclear if the Trump administration will proceed with any of these Federal initiatives, our business and future prospects could be adversely affected if renewable technologies we use were either (i) disfavored in any new laws or regulations pursued by the Trump administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.
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
The level of our consolidated indebtedness could have significant consequences on our future operations, including:

•	making it difficult for us to meet our payment and other obligations under our outstanding indebtedness;

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, new projects, acquisitions and other general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness under our credit facilities;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
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
As of December 31, 2016, we had approximately $2.6 billion in long-term debt and project debt. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.
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
In the ordinary course of business, we rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Despite security measures and business continuity plans, interruptions and breaches of computer and communications systems, including computer viruses, "hacking" and "cyber-attacks," power outages, telecommunication or utility facilities, system failures, natural disasters or other catastrophic events that could impair our ability to conduct business and communicate internally and with our customers, or result in the theft of trade secrets or other misappropriation of assets, or otherwise compromise privacy of sensitive information belonging to us, our customers or other business partners. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in revenue from operations, and damage to our reputation, which could adversely affect our business.
We cannot be certain that our NOLs will continue to be available to offset our federal tax liability.
As of December 31, 2016, we had $288 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2028 and 2033 The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and accelerating the date on which we may be otherwise obligated to pay incremental cash taxes.
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
Certain provisions of our credit facilities and our other corporate debt could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our credit facilities and our other corporate debt will have the right to require Covanta Holding or Covanta Energy, as the case may be, to repurchase their corporate debt or repay the facilities, as applicable. In addition, provisions of our certificate of incorporation and bylaws, each as amended, could make it more difficult for a third party to acquire control of us. For example, our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. All these provisions could make it more difficult for a third party to acquire us or discourage a third party from acquiring us even if an acquisition might be in the best interest of our stockholders.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease approximately 250,000 square feet of office space throughout North America, including 104,000 square feet for our headquarters in Morristown, New Jersey. In addition, we own 83 acres of undeveloped land in California. As of December 31, 2016, we owned, had equity investments in and/or operated 83 facilities in the North America segment consisting of 41 EfW operations, 4 landfills (primarily for ash disposal), 17 transfer stations, 15 environmental services facilities, 2 wood waste (biomass) energy projects, 2 water (hydroelectric) energy projects, one landfill gas project and one regional metals recycling facility. Principal projects are described above under Item 1. Business — North America Segment. Projects in the North America segment that we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,712 acres, of which 1,393 acres are owned and 319 acres are leased.
We operate projects outside of our North America segment and have offices located in Dublin, Ireland and Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2016, we are the part owner/operator of two international projects with businesses conducted at properties that are either leased or have land rights aggregating to 12 acres. Principal projects are described above under Item 1. Business — Other Projects.

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
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 17, 2017, there were approximately 746 holders of record of our common stock. On February 17, 2017, the closing price of our common stock on the New York Stock Exchange was $16.00 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2016			2015
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$17.75	$12.48	$0.25	$23.04	$19.25	$0.25
Second Quarter	$17.22	$15.52	$0.25	$22.85	$19.99	$0.25
Third Quarter	$17.16	$14.43	$0.25	$21.80	$17.08	$0.25
Fourth Quarter	$15.95	$13.45	$0.25	$18.36	$13.69	$0.25
Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that could limit the future payment of dividends on our common stock. However, given our strong cash generation, we anticipate returning additional capital to our shareholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8. Financial Statements and Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS") for additional information on the restrictions under our financing arrangements and our dividend payments. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.
Share Repurchases
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2016, the amount remaining under our currently authorized share repurchase program was $66 million.

Performance Measurement Comparison
The following performance graph sets forth a comparison of the yearly percentage change in the Company’s cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones US Conventional Electricity Index**, and the Dow Jones US Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph above reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2011 and ending December 31, 2016.
The stockholder return reflected above is not necessarily indicative of future performance.
* The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries. Copyright 2017 Standard and Poor’s, Inc. All Rights Reserved. Used with permission.

** The Dow Jones US Waste & Disposal Services Index and the Dow Jones US Conventional Electricity Index are maintained by Dow Jones & Company, Inc. As described by Dow Jones, the Dow Jones US Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones US Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy. Copyright 2017 Dow Jones & Company. All Rights Reserved. Used with permission.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Statements of Operations Data:
Operating revenue	$1,699	$1,645	$1,682	$1,630	$1,643
Operating expense	$1,590	$1,536	$1,528	$1,395	$1,339
Operating income (1)	$109	$109	$154	$235	$304
(Loss) income from continuing operations	$(4)	$69	$(1)	$42	$138
Loss from discontinued operations, net of taxes	$—	$—	$—	$(52)	$(20)
Net (loss) income	$(4)	$69	$(1)	$(10)	$118
Net (loss) income attributable to Covanta Holding Corporation stockholders:
Continuing operations	$(4)	$68	$(2)	$43	$136
Discontinued operations	$—	$—	$—	$(52)	$(20)

Basic (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$(0.03)	$0.52	$(0.01)	$0.33	$1.03
Discontinued operations	—	—	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.03)	$0.52	$(0.01)	$(0.07)	$0.88
Diluted (Loss) Earnings per share attributable to Covanta Holding Corporation:
Continuing operations	$(0.03)	$0.51	$(0.01)	$0.33	$1.02
Discontinued operations	—	—	—	(0.40)	(0.15)
Covanta Holding Corporation	$(0.03)	$0.51	$(0.01)	$(0.07)	$0.87

Cash dividend declared per share	$1.00	$1.00	$0.86	$0.66	$0.60

Weighted average common shares outstanding:
Basic	129	132	130	129	132
Diluted	129	133	130	130	133

	As of December 31,
	2016	2015	2014	2013	2012
	(In millions)
Balance Sheet Data: (1)
Cash and cash equivalents	$84	$94	$84	$190	$233
Property, plant and equipment, net	$3,024	$2,690	$2,607	$2,579	$2,509
Total assets	$4,284	$4,234	$4,178	$4,357	$4,501
Long-term debt (incl. current portion)	$2,252	$2,263	$1,948	$2,062	$1,988
Project debt (incl. current portion)	$383	$198	$222	$212	$293
Total liabilities	$3,815	$3,594	$3,394	$3,451	$3,452
Total Covanta Holding Corporation stockholders' equity	$469	$638	$782	$902	$1,042

(1)
As revised for the years ended December 31, 2015 and prior. See Item 8. Financial Statements and Supplementary Data - Note 1. Organization and Summary of Significant Accounting Policies - Reclassifications and Accounting Pronouncements Recently Adopted.

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
For a discussion of key strategies and the execution thereof in 2016, see Item 1. Business — Strategy and Execution on Strategy.
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
The following terms used within the Results of Operations discussion are defined as follows:

•	“Organic growth”: reflects the performance of the business on a comparable period-over-period basis, excluding the impacts of transactions and contract transitions.

•	“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.

•
“Contract transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	For the Years Ended December 31,
Consolidated:	2016	2015	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,187	$1,104	$83
Energy revenue	370	421	(51)
Recycled metals revenue	61	61	—
Other operating revenue	81	59	22
Total operating revenue	1,699	1,645	54
OPERATING EXPENSE:
Plant operating expense	1,177	1,129	48
Other operating expense	86	73	13
General and administrative expense	100	93	7
Depreciation and amortization expense	207	198	9
Impairment charges	20	43	(23)
Total operating expense	1,590	1,536	54
Operating income	$109	$109	$—
Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	For the Years Ended December 31,
	2016	2015	Variance
EfW waste and service revenue	$962	$929	$33
Environmental services	99	56	43
Municipal services	186	159	27
Other revenue	36	38	(2)
Intercompany	(96)	(78)	(18)
Total waste and service revenue	$1,187	$1,104	83

EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2016	2015	Variance
Contracted	17.4	17.2	0.2
Uncontracted	2.2	2.2	—
Total Tons	19.5	19.4	0.1
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.

Waste and service revenue increased by $83 million year-over-year, driven by organic growth of $35 million and net contribution from transactions of $52 million, partially offset by a decline of $5 million related to contract transitions. Within organic growth, EfW waste processing revenue increased $24 million (2.5%) due to price and $2 million (0.2%) due to volume, and environmental services revenue increased by $12 million as a result of increased activity at newly acquired environmental services businesses. Transactions impacting revenue in the period included environmental services acquisitions ($30 million), a full year of operations under the New York City MTS contract, and commencement of operations at the Durham-York EfW facility.

Energy Revenue

Consolidated (1) (in millions):	For the Years Ended December 31,
	2016	2015	Variance
EfW energy sales	$321	$308	$13
EfW capacity	40	38	2
Other revenue	9	75	(66)
Total energy revenue	$370	$421	(51)
(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Years Ended December 31,
Total EfW (in millions):	2016			2015			Variance
	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$33	1.0	17%	$46	1.4	24%	$(13)	(0.4)
Contracted	245	3.1	51%	238	3.0	53%	7	0.1
Hedged	83	1.9	32%	62	1.4	23%	21	0.5
Total EfW	$361	6.0	100%	$346	5.8	100%	15	0.2
(1) Covanta share only. EfW excludes China. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

Energy revenue decreased by $51 million year-over-year, driven by a $66 million decline from transactions (including $36 million related to economically dispatching biomass facilities and $29 million resulting from the exchange of our ownership interest in a facility in China, both in the first quarter of 2016), $5 million from lower production at EfW facilities (primarily related to turbine generator downtime at our Plymouth facility) and a $6 million decline related to the expiration of certain long-term energy contracts. These declines were partially offset by higher revenue following waste and service contract transitions (as a result of increased share of energy revenue).
Recycled Metal Revenue

Recycled Metal Revenue (in millions):	For the Quarters Ended
	2016	2015
March 31,	$13	$16
June 30,	17	17
September 30,	14	16
December 31,	17	12
Total for the Year Ended December 31,	$61	$61

	Years Ended December 31,
	Metal Revenue (in millions)		Tons Sold (in thousands) (1)		Tons Recovered (in thousands)
	2016	2015	2016	2015	2016	2015
Ferrous Metal	$38	$38	345	330	401	353
Non-Ferrous Metal	23	23	36	32	36	32
Total	$61	$61

(1)	Represents the portion of total volume that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.

Recycled metals revenue was flat year-over-year, with higher metal recovery and the benefit of processing on realized sales prices for ferrous scrap offset by lower market prices.
Other Operating Revenue
Other operating revenue increased by $22 million for the twelve month comparative period primarily due to higher construction revenue.
Operating Expense
Plant Operating Expense

Consolidated (in millions):	For the Years Ended December 31,
	2016	2015	Variance
Plant maintenance (1)	$279	$270	$9
All other	898	859	39
Plant operating expense	$1,177	$1,129	48

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Plant operating expenses increased by $48 million for the twelve month comparable period, driven primarily by higher incentive compensation expense ($24 million), increased EfW plant maintenance expense ($17 million), escalation in wages and benefits ($16 million), the start-up of our centralized metals processing facility ($4 million), other organic cost increases ($5 million) and the impact of contract transitions ($4 million), partially offset by transactions, as noted above, reducing plant operating expenses by $22 million on a net basis.
Other Operating Expense
Other operating expenses increased by $13 million for the twelve month comparable period primarily due to higher construction expense, partially offset by increased insurance recoveries.
For additional information, see Item 8. Financial Statements And Supplementary Data - Note 14.Supplementary Information - Other Operating Expenses.
General and Administrative Expense
Consolidated general and administrative expenses increased for the twelve month comparative period by $7 million primarily due to an increase in incentive compensation.
Impairment Charges
During the year ended December 31, 2016, we recorded non-cash impairment charges of $20 million, pre-tax, of which $13 million related to the previously planned closure of our Pittsfield EfW facility which is now expected to continue operating, and $3 million, pre-tax, related to our Tartech investment. During the year ended December 31, 2015, we recorded non-cash impairment charges totaling $43 million related to our biomass facilities. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Impairment Charges.

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2015 vs. Year Ended December 31, 2014

	For the Years Ended December 31,
Consolidated:	2015	2014	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,104	$1,032	$72
Energy revenue	421	460	(39)
Recycled metals revenue	61	93	(32)
Other operating revenue	59	97	(38)
Total operating revenue	1,645	1,682	(37)
OPERATING EXPENSE:
Plant operating expense	1,129	1,055	74
Other operating expense	73	101	(28)
General and administrative expense	93	97	(4)
Depreciation and amortization expense	198	211	(13)
Impairment charges	43	64	(21)
Total operating expense	1,536	1,528	8
Operating income	$109	$154	$(45)
Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	For the Years Ended December 31,
	2015	2014	Variance
EfW waste and service revenue	$929	$933	$(4)
Environmental services	56	9	47
Municipal services	159	93	66
Other revenue	38	47	(9)
Intercompany	(78)	(50)	(28)
Total waste and service revenue	$1,104	$1,032	72

North America Segment - EfW Facilities - Tons Received (1) (in millions):	For the Years Ended December 31,
	2015	2014	Variance
Contracted	17.2	16.0	1.2
Uncontracted	2.2	2.7	(0.5)
Total Tons	19.4	18.7	0.7
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.

Waste and service revenue increased by $72 million year-over-year, driven by organic growth of $13 million and net contribution from transactions of $85 million, partially offset by a decline of $26 million related to contract transitions. Within organic growth, EfW waste processing revenue increased $11 million (1.1%) due to price and $1 million (0.1%) due to volume. Transactions impacting revenue in the period included environmental services acquisitions ($27 million) and the start-up of the NYC MTS contract.

Energy Revenue

Consolidated (1) (in millions):	For the Years Ended December 31,
	2015	2014	Variance
EfW energy sales	$308	$325	$(17)
EfW capacity	38	32	6
Other revenue	75	103	(28)
Total energy revenue	$421	$460	(39)
(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Years Ended December 31,
	2015			2014			Variance
Total EfW (in millions):	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$46	1.4	24%	$52	1.1	19%	$(6)	0.3
Contracted	238	3.0	53%	247	3.2	56%	(9)	(0.2)
Hedged	62	1.4	23%	59	1.4	25%	3	—
Total EfW	$346	5.8	100%	$358	5.6	100%	(12)	0.2
(1) Covanta share only. EfW excludes China. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.
Energy revenue decreased by $39 million year-over-year, driven by a $26 million decline for biomass facilities primarily due to lower market pricing and economically dispatching a biomass facility, a $21 million decline in pricing at EfW facilities, a $4 million decline in production at EfW facilities, partially offset by higher revenue following waste and service contract transitions (as a result of increased share of energy revenue) and a $3 million contribution from transactions.

Recycled Metal Revenue

Recycled Metal Revenue (in millions):	For the Quarters Ended
	2015	2014
March 31,	$16	$21
June 30,	17	25
September 30,	16	26
December 31,	12	21
Total for the year ended December 31,	$61	$93

	Years Ended December 31,
	Metal Revenue (in millions)		Tons Sold (in thousands) (1)		Tons Recovered (in thousands)
	2015	2014	2015	2014	2015	2014
Ferrous Metal	$38	$65	330	340	353	327
Non-Ferrous Metal	23	28	32	30	32	30
Total	$61	$93

(1)	Represents the portion of total volume that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.

Recycled metals revenue were $32 million lower year-over-year, driven principally by a decline in recycled metal market pricing.

Other Operating Revenue
The decrease of $38 million on a consolidated basis in other operating revenue for the twelve month comparative period was primarily due to lower construction revenue.
Operating Expense
Plant Operating Expense

Consolidated (in millions):	For the Years Ended December 31,
	2015	2014	Variance
Plant maintenance (1)	$270	$245	$25
All other	859	810	49
Plant operating expense	$1,129	$1,055	74

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
For the twelve month comparative period, plant operating expense on both a consolidated and North America segment basis increased by $74 million.
Plant operating expenses increased by $74 million for the twelve month comparable period, driven by an increase in plant maintenance of $31 million due to the adoption of the service concession arrangement accounting guidance, an increase of $31 million due to newly acquired environmental services business, $23 million from the start-up of the New York City MTS contract, $9 million from additional costs related to transfer stations, an $8 million impact from contract transitions, a $7 million increase in transportation costs related to our metals operations, partially offset by lower incentive compensation of $26 million and a $16 million decrease due to economically dispatching a biomass facility.
Other Operating Expense
Other operating expense decreased by $28 million due to lower construction expense and the sale of our insurance business at the end of 2014.
Impairment charges
During the year ended December 31, 2015, we recorded non-cash impairment charges totaling $43 million related to our biomass facilities. During the year ended December 31, 2014, we recorded non-cash impairment charges totaling $64 million consisting of $14 million related to the sale of our insurance business, $34 million related to our California biomass facility assets, and $16 million related to contract intangibles. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Supplementary Information — Impairment charges.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2016, 2015 and 2014

Other Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Investment income	$1	$—	$1	$1	$(1)
Interest expense	(139)	(134)	(135)	(5)	1
Non-cash convertible debt related expense	—	—	(13)	—	13
Gain on asset sales	44	—	—	44	—
Loss on extinguishment of debt	—	(2)	(2)	2	—
Other expense, net	(1)	(1)	(1)	—	—
Total other expense	$(95)	$(137)	$(150)	42	13
Interest expense increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to higher levels of borrowing under our Revolving Credit Facility.
Non-cash convertible debt related expense decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to the maturity of the 3.25% Cash Convertible Senior Notes in June 2014.
Gain on assets sales for the year ended December 31, 2016, is primarily due to the sale of our interests in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
Loss on extinguishment of debt is comprised of the write-off of deferred financing costs in connection with refinancing of previously existing financing arrangements.

Income Tax Expense:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax expense (benefit)	$22	$(84)	$15	$106	$(99)

Effective income tax rate	150%	302%	388%
The decrease in effective tax rate for the year ended December 31, 2016, compared to the year ended December 31, 2015 is primarily due to the combined effects of (i) the recognition of tax benefit due to the resolution of the IRS audit in 2015 and (ii) the fact that the Company turned from pre-tax loss in 2015 to pre-tax income in 2016. The decrease in the effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 was primarily due to the recognition of tax benefit due to the resolution of the IRS audit in 2015 and non-recurring adjustments from the prior year.

Net (Loss) Income Attributable to Covanta Holding Corporation and Earnings Per Share:

	For the Years Ended December 31,			Variance Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net (Loss) Income Attributable to Covanta Holding Corporation	$(4)	$68	$(2)	$(72)	$70

(Loss) Earnings Per Share Attributable to Covanta Holding Corporation stockholders:
Weighted Average Shares:
Basic:	129	132	130	(3)	2
Diluted:	129	133	130	(4)	3
(Loss) Earnings Per Share:
Basic:	$(0.03)	$0.52	$(0.01)	$(0.55)	$0.53
Diluted:	$(0.03)	$0.51	$(0.01)	$(0.54)	$0.52

Cash Dividend Declared Per Share (1)	$1.00	$1.00	$0.86	$—	$0.14

(1)	For information on dividends declared to shareholders and share repurchases, see Liquidity and Capital Resources below.

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the years ended December 31, 2016, 2015 and 2014, respectively, reconciled for each such period to diluted earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Diluted (Loss) Earnings Per Share from Continuing Operations	$(0.03)	$0.51	$(0.01)
Reconciling items (1)	(0.03)	(0.44)	0.40
Adjusted EPS	$(0.06)	$0.07	$0.39

(1) Additional information is provided in the Reconciling Items table below.

	Years Ended December 31,
	2016	2015	2014
Reconciling Items
Operating loss related to insurance subsidiaries	$—	$—	$2
Impairment charges (a)	20	43	64
Severance and reorganization costs (b)	2	7	9
Gain on asset sales (c)	(44)	—	—
Loss on extinguishment of debt	—	2	2
Effect on income of derivative instruments not designated as hedging instruments	2	(6)
Effect of foreign exchange (gain) loss on indebtedness	(1)	3	1
Other	—	1	1
Total reconciling items, pre-tax	(21)	50	79
Pro forma income tax impact (d)	2	(20)	(32)
Impact of IRS audit settlement (e)	—	(93)	—
Adjustment to uncertain tax positions	14	—	—
Tax liability related to expected gain on sale of China assets (c) (e)	—	4	—
ARC purchase accounting adjustment tax impact	—	—	4
Grantor trust activity	1	—	1
Total Continuing Operations Reconciling Items, net of tax	$(4)	$(59)	$52
Diluted (Loss) Earnings Per Share Impact	$(0.03)	$(0.44)	$0.40
Weighted Average Diluted Shares Outstanding	129	133	130

(a)	For additional information, see Item 8. Financial Statements And Supplementary Information — Note 14. Supplementary Information - Impairment charges.

(b)
The year ended December 31, 2015 included $6 million of costs incurred in connection with separation agreements related to the departure of two executive officers of which $4 million relates to non-cash compensation. The year ended December 31, 2014 included certain costs incurred in connection with cost savings initiatives.

(c)
Gain on assets sales for the year ended December 31, 2016, is primarily due to the sale of our interests in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities (as defined and described below under Liquidity and Capital Resources), which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures, which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis, less the results of operations of our insurance subsidiaries in 2014, prior to their sale in the fourth quarter of 2014. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor that will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2016. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, respectively, reconciled for each such period to net income and cash flow provided by operating activities from continuing operations, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (Loss) Income to Adjusted EBITDA (in millions):

	Years Ended December 31,
Adjusted EBITDA	2016	2015	2014
Net (Loss) Income Attributable to Covanta Holding Corporation	$(4)	$68	$(2)
Operating loss related to insurance subsidiaries	—	—	2
Depreciation and amortization expense	207	198	211
Interest expense, net	138	134	134
Non-cash convertible debt related expense	—	—	13
Income tax expense (benefit)	22	(84)	15
Impairment charges (a)	20	43	64
Gain on asset sales (a)	(44)	—	—
Loss on extinguishment of debt	—	2	2
Net income attributable to noncontrolling interests in subsidiaries	—	1	1
Other adjustments:
Capital-type expenditures at service fee operated facilities (b)	39	31	—
Debt service billing in excess of revenue recognized	4	1	2
Severance and reorganization costs (a)	3	4	9
Non-cash compensation expense (c)	16	18	17
Other non-cash items	6	6	5
Other (d)	3	6	1
Total adjustments	414	360	476
Adjusted EBITDA	$410	$428	$474
(a) For additional information, see Adjusted EPS above.
(b) Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements in order to provide comparability to prior period results. These type of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015.
(c) The year ended December 31, 2015 includes $4 million of costs incurred in connection with separation agreements related to the departure of two executive officers.
(d) Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities from continuing operations to Adjusted EBITDA (in millions):

	Years Ended December 31,
	2016	2015	2014
Cash flow provided by operating activities from continuing operations	$282	$249	$340
Cash paid for interest, net of capitalized interest	135	131	119
Cash paid for taxes	6	2	11
Capital type expenditures at service fee operated facilities (a)	39	31	—
Adjustment for working capital and other	(52)	15	4
Adjusted EBITDA	$410	$428	$474

(a) See Adjusted EBITDA - Note (c) above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.
BUSINESS OUTLOOK
In 2017 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, new project development and construction, acquisitions, and the organic growth of earnings and cash flow generated by our existing assets.  In order to drive organic growth, we will be focused on growing our environmental services and profiled waste businesses, enhanced metals recovery and centralized processing, ash management, continuous improvement using Lean Six Sigma concepts, and managing facility production and operating costs.
In 2017, the following specific factors are expected to impact our financial results as compared to 2016 (as measured by Adjusted EBITDA):
Positive factors include:
•Contribution from the organic growth initiatives discussed above;
•The commencement of commercial operations of our Dublin EfW facility, which is anticipated in late 2017; and
•Approximately $10 million from favorable waste and service contract transitions.
Negative factors include:
•Approximately $25 million of mark-to-market on the expiration of long-term power purchase agreements; and
•$0 to $20 million lower anticipated market prices for electricity as compared to our hedged prices in 2016.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. For additional information regarding our credit facilities and other debt, see Item 8. Financial Statements And Supplementary Date - Note 11. Consolidated Debt.
In 2017, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets and for ongoing dividends to shareholders, in which case we would utilize our Revolving Credit Facility on an interim basis. See Results of Operations - Business Outlook above for discussion of the factors impacting our 2017 business outlook. We intend to utilize debt financing as the primary means to fund investments in the growth of our business in 2017, including completing the construction of the Dublin EfW facility (utilizing non-recourse project financing arranged in 2014) and other investments in our organic growth initiatives (utilizing borrowings under our Revolving Credit Facility).
We have substantial indebtedness, including $1.1 billion that will mature through 2020. We generally intend to refinance these instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of December 31, 2016. Further, we do not anticipate our existing debt covenants to restrict our ability to undertake additional financing.

As of December 31, 2016, Covanta Energy had $1.2 billion in senior secured credit facilities, which includes a $1.0 billion Revolving Credit Facility expiring between 2019 and 2020. As of December 31, 2016, our available liquidity was as follows (in millions):

As of December 31, 2016
Cash	$84
Available borrowing capacity under Revolving Credit Facility	501
Total available liquidity	$585
In addition, as of December 31, 2016, we had restricted cash of $110 million, of which $17 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. For additional information on restricted funds held in trust, see Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies - Restricted Funds Held in Trust.
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
The following summarizes our key financing activities completed during the year ended December 31, 2016:

•
We received pre-tax proceeds of $105 million from the sale of our ownership interests in China, utilizing approximately $95 million of the proceeds to repay borrowings under our Revolving Credit Facility.

•
We extended the lease term related to our Union County EfW facility through 2053. Due primarily to the length of the extension, we recorded a lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0%.

•	In December 2016, at our option, we redeemed $30 million of 6.45% tax-exempt project bonds due 2022 related to our Southeastern Connecticut EfW facility.

•	During 2016, we utilized €147 million of the €250 million Dublin Senior Term Loan to fund construction costs of the Dublin EfW facility.
Share Repurchases and Dividends
For additional information on share repurchases and dividends, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS").
Sources and Uses of Cash Flow from Continuing Operations
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Net cash provided by operating activities from continuing operations for the year ended December 31, 2016 increased $33 million from the prior year period. The increase was primarily due to lower employee bonus payments paid in 2016 related to 2015 company performance.
Net cash used in investing activities from continuing operations for the year ended December 31, 2016 decreased $194 million from the prior year period. The net decrease was primarily due to proceeds received from the sale of our interests in China of $105 million in 2016, as well as reduced acquisition activity by $63 million as compared to the prior year.
Net cash provided by financing activities from continuing operations for the year ended December 31, 2016 decreased $248 million from the prior year period primarily due to a reduction in net direct borrowings under our Revolving Credit Facility totaling $208 million, and a reduction in net proceeds from long-term debt borrowings totaling $97 million, partially offset by increased borrowings under Dublin project financing of $73 million as compared to the prior year.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash provided by operating activities from continuing operations for the year ended December 31, 2015 decreased $91 million from the prior year period. The decrease was primarily due to a decrease in working capital coupled with lower operating results, including the adoption of service concession guidance, which resulted in a $31 million increase in plant operating expenses. In prior years, such amounts would have been classified as investing activities. For additional information, see Item 8. Financial Statements And Supplementary Information — Note 1. Organization and Summary of Significant Accounting Policies - Accounting Pronouncements Recently Adopted.
Net cash used in investing activities from continuing operations for the year ended December 31, 2015 increased $216 million from the prior year period. The increase was primarily due to higher capital investment of $160 million primarily related to construction of the Dublin EfW facility, offset by the impact of the change due to the adoption of accounting guidance discussed above and a $59 million increase from the acquisition of four environmental services businesses in the current year as compared to one in the prior year.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the years ended December 31, 2016, 2015 and 2014, reconciled for each such period to cash flow provided by operating activities from continuing operations, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Years Ended December 31,
	2016	2015	2014

Cash flow provided by operating activities of continuing operations	$282	$249	$340
Plus: Cash flow used in operating activities from insurance activities	—	—	1
Less: Maintenance capital expenditures (a)	(110)	(102)	(101)
Free Cash Flow	$172	$147	$240

Uses of Free Cash Flow
Investments:
Growth investments (b)	$(253)	$(346)	$(143)
Other investing activities, net (c)	4	—	12
Total investments	$(249)	$(346)	$(131)

Return of capital to shareholders:
Cash dividends paid to shareholders	$(131)	$(133)	$(101)
Common stock repurchased	(20)	(30)	—
Total return of capital to shareholders	$(151)	$(163)	$(101)

Capital raising activities:
Net proceeds from issuance of corporate debt (d)	$—	$98	$405
Net proceeds from issuance of project debt (e)	—	15	—
Net proceeds from Dublin financing	159	85	—
Net proceeds from equipment financing capital lease (f)	—	15	63
Net proceeds from the exercise of options for common stock	—	—	10
Change in restricted funds held in trust	29	—	(3)
Other financing activities, net	(6)	5	(3)
Deferred financing costs	(6)	(7)	(29)
Proceeds from sale of China assets	105	—	—
Net proceeds from capital raising activities	$281	$211	$443

Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(4)	$(1)	$(462)
Payments related to Cash Conversion Option (g)	—	—	(83)
Proceeds from the settlement of Note Hedge (g)	—	—	83
Net cash used for principal payments on project debt (h)	(52)	(38)	(29)
Payment of equipment financing capital lease (f)	(4)	(4)	(1)
Voluntary prepayment of corporate debt	—	—	(95)
Total debt repayments	$(60)	$(43)	$(587)
Borrowing activities - Revolving Credit Facility, net	$(5)	$203	$35
Effect of exchange rate changes on cash and cash equivalents	$—	$(4)	$(5)
Net change in cash and cash equivalents from continuing operations	$(12)	$5	$(106)

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

	Years Ended December 31,
	2016	2015	2014
Maintenance capital expenditures	$(110)	$(102)	$(101)
Capital expenditures associated with construction of Dublin EfW facility	(162)	(184)	(14)
Capital expenditures associated with organic growth initiatives	(46)	(34)	(25)
Capital expenditures associated with the New York City MTS contract	(3)	(30)	(59)
Capital expenditures associated with Essex County EfW emissions control system	(33)	(26)	(17)
Total capital expenditures associated with growth investments	(244)	(274)	(115)
Capital expenditures associated with property insurance events	(5)	—	—
Total purchases of property, plant and equipment	$(359)	$(376)	$(216)

(b)	Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

	Years Ended December 31,
	2016	2015	2014
Capital expenditures associated with growth investments	$(244)	$(274)	$(115)
Investments in connection with the Dublin EfW facility, net of capital expenditures	—	—	(14)
Other organic growth investments	—	—	(1)
Acquisitions, net of cash acquired	(9)	(72)	(13)
Total growth investments	$(253)	$(346)	$(143)

(c)	Other investing activities include net payments from the purchase/sale of investment securities.

(d)	Excludes borrowings under the Revolving Credit Facility. Calculated as follows:

	Years Ended December 31,
	2016	2015	2014
Proceeds from borrowings on long-term debt	$—	$294	$412
Refinanced long-term debt	—	(195)	—
Less: Financing costs related to issuance of long-term debt	—	(1)	(7)
Net proceeds from issuance of corporate debt	$—	$98	$405

(e) During the third quarter in 2014, we received proceeds from a Junior Term Loan related to our Dublin project:

	Years Ended December 31,
	2016	2015	2014
Proceeds from borrowings on project debt	$—	$59	$63
Refinanced project debt	—	(42)	—
Change in restricted funds held in trust	—	—	—
Less: Funding into escrow			(63)
Less: Financing cost related to the issuance of project debt	—	$(2)
Net proceeds from issuance of project debt	$—	$15	$—
(f) During 2015 and 2014, we financed $15 million and $63 million for equipment related to our New York City MTS contract.
(g) The $460 million of 3.25% Cash Convertible Senior Notes matured on June 1, 2014. Upon maturity, we were required to pay $83 million to satisfy the obligation under the Cash Conversion Option in addition to the principal amount of the 3.25% Notes. We cash-settled the Note Hedge for $83 million effectively offsetting our liability under the Cash Conversion Option.

(h)	Calculated as follows:

	Years Ended December 31,
	2016	2015	2014
Total principal payments on project debt	$(51)	$(43)	$(52)
Decrease in related restricted funds held in trust	(1)	5	23
Net cash used for principal payments on project debt	$(52)	$(38)	$(29)

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

	As of December 31,
	2016	2015
	(in millions)
Domestic	$18	$44
International	66	50
Total Cash and Cash Equivalents	$84	$94
Credit Facilities
Effective April 2015, we amended and restated Covanta Energy’s senior secured credit facilities, which consist of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $196 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities"). For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
Consolidated Debt
The face value of our consolidated debt is as follows (in millions):

	As of December 31,
	2016	2015
Corporate Debt:
Revolving Credit Facility	$343	$348
Term Loan due 2019	196	200
7.25% Senior Notes due 2020	400	400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2045	464	464
3.48% - 4.52% Equipment Leases due 2020 - 2027	69	73
Total corporate debt (including current portion)	$2,272	$2,285

Project Debt:
Domestic project debt - service fee facilities	$78	$117
Domestic project debt - tip fee facilities	16	23
Union capital lease	99	—
Dublin Senior Term Loan due 2021	155	—
Dublin Junior Term Loan due 2022	58	57
Total project debt (including current portion)	$406	$197
Total Debt Outstanding	$2,678	$2,482

As of December 31, 2016, the maturities of debt, excluding premiums and deferred financing costs are as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$343	$—	$—	$343
Term Loan	5	5	5	181	—	—	196
Senior Notes	—	—	—	400	—	800	1,200
Tax-Exempt Bonds	—	—	—	—	—	464	464
Equipment Leases	5	5	5	5	5	44	69
Project Debt	22	31	26	17	144	166	406
Total	$32	$41	$36	$946	$149	$1,474	$2,678
For a detailed description of the terms of the debt instruments noted in the table above, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2016.
Dublin Project Financing
The investment in the Dublin EfW facility is expected to total approximately €500 million, which will be funded with a combination of third party non-recourse project financing (€375 million) and the contribution of approximately €125 million of project equity by our subsidiary, Covanta Energy, which has been fully funded as of December 31, 2015. For additional information on the project financing terms, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under the Dublin Senior Term Loan. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
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

Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2016 (in millions):

	Total	Payments Due by Period
		2017	2018 and 2019	2020 and 2021	2022 and Beyond
RECORDED LIABILITIES:
Project debt	$406	$22	$57	$161	$166
Term Loan (1)	196	5	10	181	—
Revolving Credit Facility (1)	343	—	—	343	—
7.25% Senior Notes (2)	400	—	—	400	—
6.375% Senior Notes (3)	400	—	—	—	400
5.875% Senior Notes (4)	400	—	—	—	400
Tax-exempt bonds due 2024-2045 (5)	464	—	—	—	464
Equipment leases (6)	69	5	10	10	44
Total debt obligations	2,678	32	77	1,095	1,474
Less: Non-recourse debt (7)	(475)	(27)	(67)	(171)	(210)
Total recourse debt	$2,203	$5	$10	$924	$1,264
Dublin Convertible Preferred (8)	$117	$—	$—	$10	$107
Uncertainty in income tax obligations (9)	$43	$1	$13	$3	$26
OTHER:
Interest payments (10)	$1,304	$149	$293	$215	$647
Less: Non-recourse interest payments	(184)	(20)	(34)	(31)	(99)
Total recourse interest payments	$1,120	$129	$259	$184	$548
Dublin future obligations (11)	$108	$—	$8	$100	$—
Interest related to Dublin future obligations (11)	$48	$10	$21	$17	$—
Purchase obligations (12)	$33	$—	$33	$—	$—
Operating leases	$57	$8	$13	$12	$24
Retirement plan obligations (13)	$4	$1	$1	$1	$1
Total obligations	$3,733	$154	$358	$1,251	$1,970

(1)
Interest payments on the Term Loan and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming scheduled principal repayments. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

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

(6)	The original lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%.

(7)
Payment obligations for the project debt and equipment leases associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(8)
The Stakeholder Loan accrues dividends at a fixed rate of 13.50% per annum. The dividends are payable 50% in cash and 50% accrued to the principal balance on a monthly basis prior to the operational commencement date, and payable 100% in cash semi-annually thereafter, subject to available project cash flows after debt service. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt - Dublin Convertible Preferred.

(9)	Accounting for uncertainty in income tax obligations is based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

(10)	Interest payments represent accruals for cash interest payments. Excludes interest payments on Dublin Senior Term Loan.

(11)	Projected obligations relating to our Dublin Senior Term Loan. See Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.

(12)
Purchase obligations relate to capital commitments related to our New York City waste transport and disposal contract. See Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management for additional information.

(13)
Retirement plan obligations are based on actuarial estimates for the non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2016. In 2012, the qualified pension plan was terminated and final settlement occurred in 2013. See Item 8. Financial Statements And Supplementary Data — Note 16. Employee Benefit Plans.

Other Commitments
Other commitments as of December 31, 2016 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$156	$—	$156
Letters of credit - other	61	—	61
Surety bonds	158	—	158
Total other commitments — net	$375	$—	$375
For additional information on other commitments, see Item 8. Financial Statements And Supplementary Data — Note 18. Commitments and Contingencies - Other Matters.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in early 2015, service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City, which is anticipated in 2018. As of December 31, 2016, we expect to incur approximately $33 million of additional capital expenditures, primarily for transportation equipment.
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
Off-Balance Sheet Arrangements
We are party to a lease arrangement at our Union County, New Jersey energy-from-waste facility in which we lease the facility from the Union County Utilities Authority, referred to as the “UCUA.” We guarantee a portion of the rent due under the lease, which is sufficient to allow UCUA to make debt service payments due on the tax exempt bonds issued by it to finance the construction of the facility and which are scheduled to mature in 2031.

We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial position. We generally use operating lease treatment for all of the foregoing arrangements. A summary of our operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 10. Operating Leases.
As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and/or operate certain energy-from-waste facilities. To date, we have not incurred material liabilities under our guarantees.
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

When determining the fair value of our asset groupings and intangible assets for impairment assessments, we make assumptions regarding their fair values which are dependent on estimates of future cash flows, discount rates, and other factors.
Future events or change in circumstances may occur that require another assessment in future periods based on cash flows and discount rates in effect at that time.
Goodwill
As of December 31, 2016, we had $302 million of goodwill recorded in our North America reportable segment, which is comprised of two reporting units (see Note 8. Other Intangible Assets and Goodwill). We evaluate our goodwill annually and when indications of impairment exist.

We have the option to perform our initial assessment over the possible impairment of goodwill either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). During the fourth quarter of 2016 we performed the required annual impairment review of our recorded goodwill. We determined that there was no indication of impairment as the fair value of our reporting units exceeded their carrying values.

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
Insurance Reserves and Self-Insurance for Employee Benefit Plans
We retain a substantial portion of the risk related to certain general liability, workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to employee benefit plans and liability insurance over retained risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. Our insurance reserves and medical liability accrual was $16 million and $14 million as of December 31, 2016 and 2015, respectively.

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

The NOLs will expire in various amounts beginning on December 31, 2028 through December 31, 2033, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we had gross NOLs of approximately $288 million for federal income tax purposes and $291 million for state income tax purposes as of the end of 2016. We also estimated our tax credits as approximately $54 million and our deferred tax assets are offset by a valuation allowance of approximately $71 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Item 8. Financial Statements And Supplementary Data — Note 2. Recent Accounting Pronouncements for a summary of new accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2016. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 13. Derivative Instruments.

Commodity Price Risk
Energy Price Risk
In contrast to our waste disposal agreements, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market price volatility upon expiration. As our historic energy contracts have expired and our service fee contracts have transitioned to tip fee contracts, our exposure to market energy prices has increased. We expect this trend to continue. In order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, we enter into hedging arrangements and we expect to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. In connection with this hedging strategy, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2016, the net fair value of the energy derivatives of $2 million pre-tax, was recorded as a $3 million current asset and a $1 million current liability and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Recycled Metals Price Risk
We recover and sell ferrous and non-ferrous metals, with pricing linked to related commodity indices. Therefore, our metals revenue is completely exposed to market price fluctuations. A 10% change in the current market rates would impact recycled metals revenue by approximately $3 million and $4 million for ferrous and non-ferrous, respectively. We are currently unable to mitigate this exposure effectively either via long-term pricing contracts or with hedging instruments as there are limited options to enter into such arrangements for this segment of the market.
Waste Price Risk
We have some protection against fluctuations in fuel (municipal waste) price risk in our North America segment energy-from-waste business because approximately 78% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.
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
Interest Rate Risk
Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt. As of December 31, 2016, the outstanding balance of the Term Loan was $195 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1% in the underlying December 31, 2016 market interest rates would result in a potential reduction to twelve-month future earnings of approximately $2 million, pre-tax. For details, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt.
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Project Senior Term Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €250 million loan amount with various financial institutions that terminate between 2017 and 2021. This interest rate swap is designated as a cash flow hedge, which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of AOCI. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million pre-tax, was recorded as a noncurrent liability. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
Foreign Currency Exchange Rate Risk
We have operations in various foreign markets, including China, Canada, Ireland and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay either for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact both the amount we are required to invest in new projects as well as our financial returns on these projects and our reported results. We have mitigated our currency risks in certain cases by structuring our project contracts so that our revenue adjust in line with corresponding changes in the relevant currency rates. In such cases, only that portion of our working capital investment and associated project debt, if any, that are denominated in a currency other than the project entity’s functional currency are exposed to currency risks. As of December 31, 2016, the fair value of the foreign currency derivatives of zero pre-tax, was recorded as a current asset. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Derivative Instruments.
As of December 31, 2016, we also had equity investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 9. Equity Method Investments for further discussion.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for service concession arrangements as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting (FASB) Standards Codification resulting from Accounting Standards Update (ASU) No. 2014-05, “Service Concession Arrangements,” effective January 1, 2015.  As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” effective December 31, 2015. As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of its debt issuance costs to be presented as a direct reduction from the carrying amount of the related liability on the consolidated balance sheet as a result of the adoption and the amendments to the FASB Accounting Standards Codification resulting in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, effective January 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 28, 2017

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$1,187	$1,104	$1,032
Energy revenue	370	421	460
Recycled metals revenue	61	61	93
Other operating revenue	81	59	97
Total operating revenue	1,699	1,645	1,682
OPERATING EXPENSE:
Plant operating expense	1,177	1,129	1,055
Other operating expense, net	86	73	101
General and administrative expense	100	93	97
Depreciation and amortization expense	207	198	211
Impairment charges	20	43	64
Total operating expense	1,590	1,536	1,528
Operating income	109	109	154
Other income (expense):
Investment income	1	—	1
Interest expense	(139)	(134)	(135)
Non-cash convertible debt related expense	—	—	(13)
Gain on asset sales	44	—	—
Loss on extinguishment of debt	—	(2)	(2)
Other expense, net	(1)	(1)	(1)
Total other expense	(95)	(137)	(150)
Income (loss) before income tax (expense) benefit and equity in net income from unconsolidated investments	14	(28)	4
Income tax (expense) benefit	(22)	84	(15)
Equity in net income from unconsolidated investments	4	13	10
NET (LOSS) INCOME	(4)	69	(1)
Less: Net income attributable to noncontrolling interests in subsidiaries	—	1	1
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(4)	$68	$(2)

Weighted Average Common Shares Outstanding
Basic	129	132	130
Diluted	129	133	130

(Loss) Income Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.03)	$0.52	$(0.01)
Diluted	$(0.03)	$0.51	$(0.01)

Cash Dividend Declared Per Share:	$1.00	$1.00	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Net (loss) income	$(4)	$69	$(1)
Foreign currency translation	(7)	(22)	(12)
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $(8), $7, and $2, respectively	(21)	10	(7)
Net unrealized loss on available for sale securities	—	—	(1)
Other comprehensive loss attributable to Covanta Holding Corporation	(28)	(12)	(20)
Comprehensive (loss) income	(32)	57	(21)
Less: Net income attributable to noncontrolling interests in subsidiaries	—	1	1
Comprehensive (loss) income attributable to Covanta Holding Corporation	$(32)	$56	$(22)

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$84	$94
Restricted funds held in trust	56	77
Receivables (less allowances of $9 million and $7 million, respectively)	332	312
Prepaid expenses and other current assets	72	117
Assets held for sale	—	97
Total Current Assets	544	697
Property, plant and equipment, net	3,024	2,690
Restricted funds held in trust	54	83
Waste, service and energy contracts, net	263	284
Other intangible assets, net	34	38
Goodwill	302	301
Other assets	63	141
Total Assets	$4,284	$4,234
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$9	$8
Current portion of project debt	22	16
Accounts payable	98	90
Accrued expenses and other current liabilities	289	234
Liabilities held for sale	—	23
Total Current Liabilities	418	371
Long-term debt	2,243	2,255
Project debt	361	182
Deferred income taxes	617	595
Waste and service contracts, net	7	13
Other liabilities	169	178
Total Liabilities	3,815	3,594
Commitments and Contingencies (Note 18)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 130 and 131, respectively)	14	14
Additional paid-in capital	807	801
Accumulated other comprehensive loss	(62)	(34)
Accumulated deficit	(289)	(143)
Treasury stock, at par	(1)	—
Total Covanta Holding Corporation stockholders' equity	469	638
Noncontrolling interests in subsidiaries	—	2
Total Equity	469	640
Total Liabilities and Equity	$4,284	$4,234
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:	(In millions)
Net (loss) income	$(4)	$69	$(1)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	207	198	211
Amortization of long-term debt deferred financing costs	6	8	8
Gain on asset sales	(44)	—	—
Impairment charges	20	43	64
Amortization of debt premium and discount	1	—	(1)
Loss on extinguishment of debt	—	2	2
Non-cash convertible debt related expense	—	—	13
Provision for doubtful accounts	2	1	4
Stock-based compensation expense	16	18	17
Equity in net income from unconsolidated investments	(4)	(13)	(10)
Dividends from unconsolidated investments	2	5	11
Deferred income taxes	21	(11)	4
IRS audit settlement	—	(93)	—
Change in restricted funds held in trust	22	28	11
Other, net	(6)	16	2
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(19)	(12)	(40)
Debt services billings in excess of revenue recognized	(1)	5	17
Accounts payable and accrued expenses	45	(8)	57
Deferred revenue	(2)	(5)	(22)
Other, net	20	(2)	(7)
Total adjustments for continuing operations	286	180	341
Net cash provided by operating activities from continuing operations	282	249	340
Net cash provided by operating activities from discontinued operations	—	—	1
Net cash provided by operating activities	282	249	341
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(359)	(376)	(216)
Acquisition of businesses, net of cash acquired	(9)	(72)	(13)
Acquisition of noncontrolling interests in subsidiaries	—	—	(12)
Purchase of investment securities	—	—	(4)
Proceeds from asset sales	109	—	—
Property insurance proceeds	3	1	2
Proceeds from the sale of investment securities	—	—	6
Proceeds from available-for-sale marketable securities	—	—	11
Other, net	2	(1)	(6)
Net cash used in investing activities from continuing operations	(254)	(448)	(232)
Net cash provided by investing activities from discontinued operations	—	—	3
Net cash used in investing activities	(254)	(448)	(229)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW – (Continued)

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	294	412
Proceeds from borrowings on revolving credit facility	744	895	531
Proceeds from equipment financing capital lease	—	15	63
Proceeds from borrowings on project debt	—	59	63
Proceeds from borrowings on Dublin project financing	159	86	—
Proceeds from the exercise of options for common stock, net	—	—	10
Proceeds from settlement of Note Hedge	—	—	(83)
Payments related to Cash Conversion Option	—	—	83
Principal payments on long-term debt	(4)	(196)	(557)
Payments of borrowings on revolving credit facility	(749)	(692)	(496)
Payments of equipment financing capital lease	(4)	(4)	(1)
Principal payments on project debt	(51)	(85)	(52)
Payments of deferred financing costs	(6)	(11)	(36)
Cash dividends paid to stockholders	(131)	(133)	(101)
Common stock repurchased	(20)	(30)	—
Change in restricted funds held in trust	28	5	(43)
Other, net	(6)	5	(3)
Net cash (used in) provided by financing activities from continuing operations	(40)	208	(210)
Net cash used in financing activities from discontinued operations	—	—	(6)
Net cash (used in) provided by financing activities	(40)	208	(216)
Effect of exchange rate changes on cash and cash equivalents	—	(4)	(5)
Net (decrease) increase in cash and cash equivalents	(12)	5	(109)
Cash and cash equivalents at beginning of period	96	91	200
Cash and cash equivalents at end of period	84	96	91
Less: Cash and cash equivalents of assets held for sale and discontinued operations at end of period	—	2	7
Cash and cash equivalents of continuing operations at end of period	$84	$94	$84

Cash Paid for Interest and Income Taxes:
Interest	$150	$141	$121
Income taxes, net of refunds	$6	$2	$11

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2013	136	$14	$790	$(2)	$101	6	$(1)	$4	$906
Stock-based compensation expense			17						17
Dividend declared					(114)				(114)
Shares repurchased for tax withholdings for vested stock awards			(4)						(4)
Exercise of options to purchase common stock			10			(1)			10
Exercise of warrants						(1)	1		1
Shares issued in non-vested stock award						(1)			—
Other			1						1
Acquisition of noncontrolling interests in subsidiaries			(9)					(3)	(12)
Comprehensive (loss) income, net of income taxes				(20)	(2)			1	(21)
Balance as of December 31, 2014	136	$14	$805	$(22)	$(15)	3	$—	$2	$784
Opening retained earnings adjustment					(45)				(45)
Stock-based compensation expense			18						18
Dividend declared					(133)				(133)
Common stock repurchased			(13)		(19)	2			(32)
Shares repurchased for tax withholdings for vested stock awards			(5)						(5)
Distribution to partners of noncontrolling interest of subsidiaries								(1)	(1)
Other					1				1
Adjustment for acquisition of noncontrolling interests in subsidiaries			(4)						(4)
Comprehensive (loss) income, net of income taxes				(12)	68			1	57
Balance as of December 31, 2015	136	$14	$801	$(34)	$(143)	5	$—	$2	$640
Stock-based compensation expense			16						16
Dividend declared					(132)				(132)
Common stock repurchased			(6)		(11)	1	(1)		(18)
Shares repurchased for tax withholdings for vested stock awards			(4)						(4)
Exchange of China equity investments								(2)	(2)
Other					1				1
Comprehensive loss, net of income taxes				(28)	(4)			—	(32)
Balance as of December 31, 2016	136	$14	$807	$(62)	$(289)	6	$(1)	$—	$469

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 42 energy-from-waste facilities, which are primarily located in North America, and 5 additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing an EfW facility in Dublin, Ireland, which we own and will operate upon completion. We hold interests in an energy-from-waste facility in Italy and an infrastructure business in China which is engaged in energy-from-waste operations. For additional information on our reportable segment, see Note 6. Financial Information by Business Segments.
During 2016, we divested the majority of our investments in China. For additional information see Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
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
Equity and Cost Method Investments
Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. Cost-method investments are carried at historical cost unless indicators of impairment are identified. We monitor investments for other-than-temporary declines in value and make reductions when appropriate. For additional information on equity method investments, see Note 9. Equity Method Investments. For additional information on our cost method investment in China, see Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
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
Revenue under existing fixed-price or cost-plus construction contracts is recognized using the percentage-of-completion method, measured by the cost-to-cost method. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plant Operating Expense
Plant operating expense includes facility employee costs, expense for materials and parts for facility scheduled and unscheduled maintenance and repair expense, which includes costs related to our internal maintenance team and non-facility employee costs. Plant operating expense also includes hauling and disposal expenses, fuel costs, chemicals and reagents, operating lease expense, and other facility operating related expense.
Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2016, 2015 and 2014 were $41 million, $52 million, and $59 million, respectively.
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
Stock-Based Compensation
Stock-based compensation for share-based awards to employees is accounted for as compensation expense based on their grant date fair values. For additional information, see Note 17. Stock-Based Award Plans.
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
Restricted Funds Held in Trust
Restricted funds held in trust are primarily amounts received and held by third party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenue received with respect to projects prior to their disbursement. Other funds include escrowed debt proceeds, amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted fund balances are as follows (in millions):

	As of December 31,
	2016		2015
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$10	$7	$9	$8
Debt service funds - interest	1	—	1	—
Total debt service funds	11	7	10	8
Revenue funds	3	—	4	—
Other funds	42	47	63	75
Total	$56	$54	$77	$83
Deferred Revenue
Deferred revenue included in Accrued expenses and other current liabilities on our consolidated balance sheet consisted of the following (in millions):

	As of December 31,
	2016	2015
Advance billings to municipalities	$5	$6
Other	11	7
Total	$16	$13
Advance billings to certain customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.
Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions is recorded at our estimate of fair value on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer equipment to 50 years for certain infrastructure components of energy-from-waste facilities. Property, plant and equipment at our service fee operated facilities are not recognized on our balance sheet due to the adoption of the service concession arrangements guidance described in greater detail within the Accounting Pronouncements Recently Adopted discussion below. Any additions, improvements and major expenditures for which we are responsible at our service fee operated facilities are expensed in the period incurred. Our leasehold improvements are depreciated over the life of the lease term or the asset life, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.
Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2016	2015
Land	$29	$22
Facilities and equipment	4,188	3,885
Landfills (primarily for ash disposal)	63	64
Construction in progress	433	266
Total	4,713	4,237
Less: accumulated depreciation and amortization	(1,689)	(1,547)
Property, plant, and equipment — net	$3,024	$2,690
Depreciation and amortization expense related to property, plant and equipment was $185 million, $177 million, and $191 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Non-cash investing activities related to capital expenditures for growth projects totaled $41 million and $26 million as of December 31, 2016 and 2015, respectively and were recorded in accrued expenses and other current liabilities on our consolidated balance sheet.
Property, plant and equipment is evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. For additional information, see Note 14. Supplementary Information - Impairment Charges.
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
Current and noncurrent asset retirement obligations are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheet. Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2016	2015
Beginning of period asset retirement obligation	$30	$28
Accretion expense	2	2
Net change (1)	(7)	—
End of period asset retirement obligation	25	30
Less: current portion	—	(3)
Noncurrent asset retirement obligation	$25	$27

(1)
Comprised primarily of expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

Intangible Assets and Liabilities
Our waste, service and energy contracts are intangible assets related to long-term operating contracts at acquired facilities. These intangible assets and liabilities, as well as lease interest and other finite and indefinite-lived intangible assets, are recorded at their estimated fair market values upon acquisition based primarily upon discounted cash flows in accordance with accounting standards related to business combinations. See Note 7. Amortization of Waste, Service and Energy Contracts and Note 8. Other Intangible Assets and Goodwill.
Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. As of December 31, 2016, there were no indicators of impairment identified.
Goodwill
Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. When we elect to perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we did not elect to perform the qualitative assessment we will perform a quantitative assessment.
A quantitative assessment of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. All goodwill is related to the North America reportable segment, which is comprised of two reporting units. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.
There were no impairment charges recognized related to our evaluation of goodwill for the years ended December 31, 2016, 2015 and 2014.
Business Combinations
We recognize the assets acquired and liabilities assumed in a business combination at fair value including any noncontrolling interest of the acquired entity; recognize any goodwill acquired; establish the acquisition-date fair value based on the highest and best use by market participants for the asset as the measurement objective; and disclose information needed to evaluate and understand the nature and financial effect of the business combination. We expense transaction costs directly associated to the acquisition as incurred; capitalize in-process research and development costs, if any; and record a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. Any costs for business restructuring and exit activities related to the acquired company are included in the post-combination results of operations. Tax adjustments related to previously recorded business combinations, if any, are recognized in the results of operations.
Accumulated Other Comprehensive Income ("AOCI")
AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consisted of the following (in millions):

	As of December 31,
	2016	2015
Foreign currency translation	$(41)	$(34)
Pension and other postretirement plan unrecognized net gain	2	2
Net unrealized loss on derivatives	(23)	(2)
Accumulated other comprehensive loss	$(62)	$(34)
The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Total
Balance December 31, 2014	$(12)	$2	$(12)	$(22)
Other comprehensive (loss) income before reclassifications	(22)	—	10	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period comprehensive (loss) income	(22)	—	10	(12)
Balance December 31, 2015	$(34)	$2	$(2)	$(34)
Other comprehensive loss before reclassifications	(2)	—	(21)	(23)
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Net current period comprehensive loss	(7)	—	(21)	(28)
Balance December 31, 2016	$(41)	$2	$(23)	$(62)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Year Ended December 31, 2016	Affected Line Item in the Consolidated Statement of Operations

Foreign currency translation	$5	Gain on asset sales (1)
	5	Total before tax
	—	Tax benefit
Total reclassifications	$5	Net of tax
(1) For additional information see, Note 4. Dispositions, Assets Held for Sale and Discontinued Operations.
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
Foreign Currency Translation
For foreign operations, assets and liabilities are translated at year-end exchange rates and revenue and expense are translated at the average exchange rates during the year. Unrealized gains and losses resulting from foreign currency translation are included in the consolidated statements of equity as a component of AOCI. Currency transaction gains and losses are recorded in other operating expense in the consolidated statements of operations.
Pension and Postretirement Benefit Obligations
Our pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. For additional information, see Note 16. Employee Benefit Plans.
Share Repurchases
Under our share repurchase program, common stock repurchases may be made, from time to time, in the open market, in privately negotiated transactions, or by other available methods, at management’s discretion and in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. Purchase price over par value for share repurchases are allocated to additional paid-in capital up to the weighted average amount per share recorded at the time of initial issuance of our common stock, with any excess recorded as a reduction to retained earnings. For additional information, see Note 5. Equity and Earnings Per Share ("EPS").
Use of Estimates
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include: useful lives of long-lived assets, asset retirement obligations, construction expense estimates, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, deferred taxes, allowances for uncollectible receivables, and liabilities related to employee medical benefit obligations, workers’ compensation, severance and certain litigation.
Reclassifications
Certain amounts have been reclassified in our prior period consolidated balance sheet to conform to current year presentation and such amounts were not material to current and prior periods. During the year ended December 31, 2016, we concluded that it was appropriate to include Net interest expense on project debt within Interest expense, net on our consolidated statement of operations because such amounts were deemed immaterial. Previously, Net interest expense on project debt was reported separately, as a component of Operating expense. For the years ended December 31, 2015 and 2014, Net interest expense on project debt of $9 million and $10 million, respectively, was reclassified to Interest expense, net on our consolidated statement of operations and as a result, Operating income increased accordingly for those periods.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Change in Estimate
Revenue under our Durham York construction contract is recognized using the percentage-of-completion method, measured by the cost-to-cost method. We evaluate the estimate of our total construction costs for the contract throughout the life of the project and make revisions to our estimated costs as necessary. During the year ended December 31, 2015, we reduced our overall profit estimate related to this construction project by $20 million. The project was completed in 2015 and no further significant construction expenses were incurred related to this project. We are currently seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project, for additional information see Note 18. Commitments and Contingencies.
Accounting Pronouncements Recently Adopted
Effective January 1, 2016, we adopted guidance concerning the presentation of debt issuance costs, which are required to be presented as a direct reduction from the carrying amount of the related debt liability. We adopted this guidance retrospectively, which resulted in a reduction in our December 31, 2015 current and non-current asset balances of $5 million and $20 million, respectively, along with a corresponding reduction in current and long-term debt balances. The December 31, 2015 balance sheet includes certain costs for Dublin project financing within current assets for debt that has not yet been drawn down. For additional information, see Note 11. Consolidated Debt.
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
Effective December 31, 2015, we early adopted the guidance, on a prospective basis, concerning simplified presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the statement of financial position. Adoption of this guidance resulted in reclassification of our net current deferred tax asset of $67 million to the net non-current deferred tax asset in our consolidated balance sheet as of December 31, 2015.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2017, the Financial Accounting Standards Board ("FASB") issued guidance clarifying the definition of a business to assist entities when determining whether an integrated set of assets and activities meets the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
In January of 2017, the FASB issued updated guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November of 2016, the FASB issued guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis. Adoption of this guidance will eliminate the disclosure of Change in restricted funds held in trust, which we currently include in Net cash provided by operating and Net cash provided by financing activities on our consolidated statement of cash flows.
In October 2016, the FASB issued guidance requiring comprehensive recognition of current and deferred income taxes on intra-entity asset transfers other than inventory, which was previously prohibited. The guidance now requires us to recognize the tax expense from the intra-entity transfer of an asset when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We are required to adopt this guidance in the first quarter of 2018 on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued updated guidance on eight specific cash flow issues with regard to how cash receipts and cash payments are presented and classified in the statement of cash flows in order to clarify existing guidance and reduce diversity in practice. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis, unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated statement of cash flows.
In March 2016, the FASB issued amended guidance relating to employee share-based compensation. Under the new guidance we are required to recognize the tax effects of stock compensation as income tax expense or benefit in the income statement and treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. Excess tax benefits are required to be classified as operating activities, and shares we withhold on behalf of employees for tax purposes are required to be classified as financing activities. We may make an accounting policy election to continue to estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. This guidance is required to be adopted in the first quarter of 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards update 2014-09, “Revenue from Contracts with Customers.”  The standard is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and certainty of revenue arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to January 1, 2018, while providing the option to early adopt the standard on the original effective date of January 1, 2017. Covanta will adopt the standard on January 1, 2018, as required. The standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently determining the impacts of the standard on our consolidated financial statements and are evaluating the options with respect to our transition method. Our implementation approach includes performing a detailed review of key contracts representative of the services that we provide and assessing the conformance of historical accounting policies and practices with the standard. Because the standard may impact our business processes, systems and controls, we have initiated the development of a comprehensive change management project plan to guide the implementation.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental Services Acquisitions
During 2016, we acquired two environmental services business, in separate transactions, for a total of $9 million. During 2015, we acquired four environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for a total of $69 million. During 2014, we acquired one environmental services business for $13 million.
These acquisitions expand our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.
Pittsfield EfW Facility
In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the first quarter of 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 12. Financial Instruments.
In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund certain upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.
Dublin EfW Facility
In 2014, we entered into agreements to build, own and operate the Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. The project will source residential, commercial and profiled waste from Dublin and the surrounding areas and will sell electricity into the local electricity grid, with over 50% of the facility’s generation expected to qualify for preferential pricing under Ireland’s renewable feed-in tariff. We commenced construction of the facility in the fourth quarter of 2014, with operational commencement expected in late-2017. We will operate the facility under a 45-year public-private-partnership, after which ownership of the facility will transfer to the City of Dublin. Our total investment in the project is expected to be approximately €500 million, funded by project equity (approximately €125 million) and third party non-recourse project financing (€375 million). For additional information related to funding for this project, see Note 11. Consolidated Debt - Dublin Project Financing.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We are utilizing capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station began in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City, which is anticipated in 2018. The contract is for 20 years, effective from the commencement of operations at the Queens marine transfer station in March 2015, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have acquired equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $150 million, including the cost to acquire equipment of approximately $114 million and approximately $36 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. During the years ended December 31, 2016, 2015 and 2014, we invested $3 million, $31 million and $59 million, respectively, in property, plant and equipment relating to this contract. Since 2013, we have invested a total of $115 million in property, plant and equipment relating to this contract.
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
Durham-York Energy-from-Waste Facility
During 2011, we began construction of a municipally-owned 140,000 metric ton-per-year greenfield EfW facility located in Durham Region of Canada and owned by our municipal clients, the Durham and York Regions. We built the facility under the terms of a fixed-price construction contract totaling C$250 million. The project entered commercial operations in January 2016 under a 20-year service fee contract. We are currently seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project, for additional information see Note 18. Commitments and Contingencies.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4. DISPOSITIONS, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Dispositions
China Investments
Our interests in China included an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities. During 2016, we completed the exchange of our project ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and subsequently sold approximately 90% of that interest to a third-party, a subsidiary of CITIC Limited, a leading Chinese industrial conglomerate and investment company. As a result, during the year ended December 31, 2016, we recorded a pre-tax gain of $41 million. We received pre-tax proceeds of $105 million. The gain resulted from the excess of pre-tax proceeds over the cost-method book value of $70 million, plus $5 million of realized gains on the related cumulative foreign currency translation adjustment, that were reclassified out of other comprehensive income. Subsequent to completing the exchange, Sanfeng Environment has made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. To the extent that any payment is made related to these claims, such amount could reduce the gain as recorded in a future period.
In connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that impacted the cash proceeds in U.S. dollar terms. For more information, see Note 13. Derivative Instruments.
As of December 31, 2016, our remaining cost-method investment in Sanfeng Environment totaled $7 million and was included in our consolidated balance sheet as a component of "Other assets". There were no impairment indicators related to our cost-method investment during the year ended December 31, 2016.
Insurance Business
During 2014, we sold our insurance subsidiary and recorded a non-cash impairment charge of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

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
The assets and liabilities associated with our China investments are presented in our consolidated balance sheets as current "Assets Held for Sale” and current "Liabilities Held for Sale.” The following table sets forth the assets and liabilities of the Assets Held for Sale included in the consolidated balance sheets as of the dates indicated (in millions):

	As of December 31,
	2016	2015
Cash and cash equivalents	$—	$2
Receivables	—	3
Prepaid expenses and other current assets	—	1
Property, plant and equipment, net	—	49
Other noncurrent assets	—	42
Assets held for sale	$—	$97

Current portion of project debt	$—	$3
Accounts payable	—	3
Accrued expenses and other current liabilities	—	5
Project debt	—	12
Liabilities held for sale	$—	$23

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Discontinued Operations Summary
During the fourth quarter of 2013, assets related to our development activities in the United Kingdom met the criteria to be presented in discontinued operations. The results of operations of these businesses for the year ended December 31, 2014 was comprised of Other operating revenue of $1 million and Other operating expense of $1 million. The cash flows of these businesses for the year ended December 31, 2014 were presented separately in our consolidated statements of cash flows.

NOTE 5. EQUITY AND EARNINGS PER SHARE ("EPS")
Equity
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 17. Stock-Based Award Plans.
During the year ended December 31, 2016, we granted awards of 761,426 shares of restricted stock, 888,144 of restricted stock units and withheld 210,438 shares of our common stock in connection with tax withholdings for vested stock awards. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.
During the years ended December 31, 2016, 2015 and 2014 common shares repurchased and dividends declared were as follows (in millions, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Total repurchases	$18	$32	$—
Shares repurchased	1.2	2.1	—
Weighted average cost per share	$15.29	$15.33	$—

Dividends declared	$132	$133	$114
Per share	$1.00	$1.00	$0.86
As of December 31, 2016, there were 136 million shares of common stock issued of which 130 million shares were outstanding; the remaining 6 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2016, there were 4 million shares of common stock available for future issuance under equity plans.
As of December 31, 2016, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.
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

	For the Years Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	129	132	130
Dilutive effect of restricted stock and restricted stock units (1)	—	1	—
Diluted weighted average common shares outstanding	129	133	130

(1) Excludes the following securities because their inclusion would have been anti-dilutive (in millions):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the Years Ended December 31,
	2016	2015	2014
Stock options	1	1	1
Restricted stock	1	—	1
Restricted stock units	1	—	—
Warrants	—	—	25

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Year Ended December 31, 2016:
Operating revenue	$1,692	$7	$1,699
Depreciation and amortization expense	$207	$—	$207
Impairment charges	$20	$—	$20
Operating income (loss)	$116	$(7)	$109
Interest expense, net	$66	$72	$138
Gain on asset sales	$3	$41	$44
Equity in net income from unconsolidated investments	$1	$3	$4

As of December 31, 2016:
Total assets	$3,794	$490	$4,284
Capital additions	$188	$171	$359
Year Ended December 31, 2015:
Operating revenue	$1,607	$38	$1,645
Depreciation and amortization expense	$197	$1	$198
Impairment charges	$43	$—	$43
Operating income	$108	$1	$109
Interest expense, net	$60	$74	$134
Equity in net income from unconsolidated investments	$—	$13	$13

As of December 31, 2015:
Total assets	$3,838	$396	$4,234
Capital additions	$175	$201	$376
Year Ended December 31, 2014:
Operating revenue	$1,641	$41	$1,682
Depreciation and amortization expense	$208	$3	$211
Impairment charges	$50	$14	$64
Operating income (loss)	$168	$(14)	$154
Interest expense, net	$63	$84	$147
Equity in net income from unconsolidated investments	$—	$10	$10

As of December 31, 2014:
Total assets	$3,882	$297	$4,179
Capital additions	$188	$28	$216

(1)	All other is comprised of the financial results of our insurance subsidiaries’ operations through the date of disposal and our international assets.
Our operations are principally located in the United States. See the list of projects for the North America segment in Item 1. Business. A summary of operating revenue and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenue:
Year Ended December 31, 2016	$1,677	$22	$1,699
Year Ended December 31, 2015	$1,589	$56	$1,645
Year Ended December 31, 2014	$1,567	$115	$1,682

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	United States	Assets Held for Sale	Other	Total
Total Assets:
As of December 31, 2016	$3,763	$—	$521	$4,284
As of December 31, 2015	$3,847	$97	$290	$4,234
As of December 31, 2014	$3,802	$96	$281	$4,179
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

		As of December 31, 2016			As of December 31, 2015
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	22 years	$526	$263	$263	$531	$247	$284
Waste and service contracts (liability)	3 years	$(131)	$(124)	$(7)	$(131)	$(118)	$(13)
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2016 included or expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Year ended December 31, 2016	$21	$(6)
2017	14	(2)
2018	13	(2)
2019	13	(2)
2020	13	(1)
2021	13	—
Thereafter	197	—
Total	$263	$(7)
The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 6 years.
During the year ended December 31, 2014, we recorded non-cash impairment charges totaling $16 million related to service contract intangibles that were recorded upon acquisition in 2009. See Note 14. Supplementary Information - Impairment charges discussion for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2016			As of December 31, 2015
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other	8 years	$43	$13	$30	$40	$6	$34
Other intangibles	Indefinite	4	—	4	4	—	4
Other intangible assets, net		$47	$13	$34	$44	$6	$38
The following table details the amount of the estimated amortization expense associated with other intangible assets as of December 31, 2016 expected to be included in our statements of operations for each of the years indicated (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Annual remaining amortization	$5	$5	$5	$4	$3	$8	$30
Amortization expense related to other intangible assets was $6 million, $2 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. All goodwill is related to the North America reporting segment, which is comprised of two reporting units. We performed the required annual impairment review of our recorded goodwill for our reporting units as of October 1, 2016 and determined that the fair value of our reporting units was not less than their relative carrying values. As of December 31, 2016, goodwill of approximately $56 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance as of December 31, 2014	$274
Goodwill related to acquisitions	27
Balance as of December 31, 2015	301
Goodwill related to acquisitions	1
Balance as of December 31, 2016	$302

NOTE 9. EQUITY METHOD INVESTMENTS
Our subsidiaries are parties to agreements through which we have equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. We record our share of earnings from our equity investees in equity in net income from unconsolidated investments in our consolidated statements of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016 and 2015, investments in investees and joint ventures accounted for under the equity method, included in Other assets on our consolidated balance sheet, were as follows (dollars in millions):

	Ownership Interest as of December 31, 2016	2016	Ownership Interest as of December 31, 2015	2015
South Fork Plant (U.S.)	50%	$—	50%	$—
Koma Kulshan Plant (U.S.)	50%	4	50%	5
TARTECH (U.S.) (1)	50%	1	50%	5
Ambiente 2000 (Italy)	40%	—	40%	—
Total investments in investees and joint ventures		$5		$10

Investments in investees and joint ventures classified as held for sale: (2)
Sanfeng (China)	—%	—	40%	$17
Chengdu (China)	—%	—	49%	22
Total investments in investees and joint ventures classified as held for sale		$—		$39

(1)	During 2016, we recorded a net impairment of our investment in this joint venture, see Note 14. Supplementary Information for additional information.

(2)	During 2016, we divested the majority of our investments in China, see Note 4. Dispositions, Assets Held for Sale and Discontinued Operations for additional information.

NOTE 10. OPERATING LEASES
Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $19 million, $16 million, and $15 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Future Minimum Rental Payments	$8	$7	$6	$6	$6	$24	$57

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of December 31,
	2016	2015
LONG-TERM DEBT:
Revolving Credit Facility (2.98% - 3.23%)(1)	$343	$348
Term Loan, net (2.48%)(1)	195	200
Credit Facilities Sub-total	$538	$548
7.25% Senior Notes due 2020	$400	$400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
Less: deferred financing costs related to senior notes	(14)	(16)
Senior Notes Sub-total	$1,186	$1,184
4.00% - 5.25% Tax-Exempt Bonds due from 2024 to 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(6)
Tax-Exempt Bonds Sub-total	$459	$458
3.48% - 4.52% Equipment financing capital leases due 2020 through 2027	$69	$73
Total long-term debt	$2,252	$2,263
Less: current portion	(9)	(8)
Noncurrent long-term debt	$2,243	$2,255
PROJECT DEBT:
North America project debt
4.00 - 5.00% North America Project Debt related to Service Fee structures due 2017 through 2035	$78	$117
Union capital lease due 2017 through 2053	99	—
5.248% - 6.20% North America Project Debt related to Tip Fee structures due 2017 through 2020	16	23
Unamortized debt premium, net	4	5
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$196	$144
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%)(2)	$155	$—
Debt discount related to Dublin senior loan	(6)	—
Less: deferred financing costs related to Dublin senior loan	(18)	—
Dublin senior loan, net	$131	$—
Dublin junior loan due 2022 (9.23% - 9.73%)	$58	$57
Debt discount related to Dublin junior loan	(1)	(1)
Less: deferred financing costs related to Dublin junior loan	(1)	(2)
Dublin junior loan, net	$56	$54
Total other project debt, net	187	54
Total project debt	383	198
Less: Current portion, includes $1 and $1 of net unamortized premium	(22)	(16)
Noncurrent project debt	$361	$182
TOTAL CONSOLIDATED DEBT	$2,635	$2,461
Less: Current debt	(31)	(24)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,604	$2,437
(1) Eurodollar rates only; excludes base rate borrowings.
(2) Reflects hedged fixed rates.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring 2019 through 2020 (the “Revolving Credit Facility”) and a $196 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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
Availability under Revolving Credit Facility
As of December 31, 2016, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring (1)	Direct Borrowings as of December 31, 2016	Outstanding Letters of Credit as of December 31, 2016	Availability as of December 31, 2016
Revolving Credit Facility	$1,000	2020	$343	$156	$501
(1) The Tranche B commitment of $50 million expires in March 2019.
During the year ended December 31, 2016, we made aggregate cumulative direct borrowings of $744 million under the Revolving Credit Facility, and repaid $749 million prior to the end of the year.
Repayment Terms
As of December 31, 2016, the Term Loan has mandatory principal payments of $5 million in each year from 2017 through 2019 and $181 million in 2020. The Credit Facilities are pre-payable at our option at any time.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2016.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In August 2015, we refinanced the $34 million of outstanding Variable Rate Bonds with a portion of the net proceeds of the $40 million Pennsylvania Series 2015A bonds due 2043. See 4.00% - 5.25% Tax-Exempt Bonds due from 2024-2045 above.
Union County EfW Capital Lease Arrangement
In June 2016, we extended the lease term related to the Union County EfW facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded a lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0% which is included in long-term project debt on our consolidated balance sheet. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. As of December 31, 2016, the outstanding borrowings under the capital lease have mandatory amortization payments remaining as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter
Annual Remaining Amortization	$5	$5	$5	$6	$6	$72

Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. The outstanding borrowings under the equipment financing capital lease arrangements were $69 million as of December 31, 2016, and have mandatory amortization payments remaining as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter
Annual Remaining Amortization	$5	$5	$5	$5	$5	$44

Depreciation associated with these capital lease arrangements is included in Depreciation and amortization expense on our consolidated statement of operations. For additional information see Note 1. Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment.
PROJECT DEBT
The maturities of long-term project debt as of December 31, 2016 are as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$22	$31	$26	$17	$144	$166	$406	$(22)	$384
Premium and deferred financing costs	(5)	(5)	(5)	(5)	(4)	1	(23)	—	(23)
Total	$17	$26	$21	$12	$140	$167	$383	$(22)	$361
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are typically secured by the revenue pledged under the respective indentures and by a mortgage lien and a security interest in the respective energy-from-waste facility and related assets. As of December 31, 2016, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $669 million and restricted funds held in trust of approximately $84 million.
In April 2015, in connection with a long-term service fee contract extension at our Onondaga County facility, our Onondaga County client refinanced $42 million of outstanding project debt with $54 million of new tax-exempt bonds issued with a $5 million premium. The incremental proceeds were used to establish a $15 million restricted cash fund to be used toward facility projects and to satisfy $2 million in transaction costs which will be deferred and amortized over the term of the bonds. The bonds bear interest from 4.00% to 5.00% and have scheduled annual payments with final maturity on May 1, 2035. Consistent with other service fee projects we own and have project debt in place, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.
Dublin Project Financing
During 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin EfW facility. The project financing package includes: (i) €300 million of project debt under a credit facility agreement with various lenders (the “Dublin Credit Agreement”), which consists of a €250 million senior secured term loan (the “Dublin Senior Term Loan”) and a €50 million second lien term loan (the “Dublin Junior Term Loan”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which was committed by a leading global energy infrastructure investor. For additional information related to this project, see Note 3. New Business and Asset Management.
Dublin Senior Term Loan due 2021
As of December 31, 2016, $155 million (€147 million) of the €250 million Dublin Senior Term Loan has been drawn and is included in project debt on our consolidated balance sheet. The remainder of the Dublin Senior Term Loan is expected to be drawn over the course of 2017 to fund remaining construction costs. Key commercial terms of the Dublin Senior Term Loan include:

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

Dublin Junior Term Loan due 2022
The €50 million Dublin Junior Term Loan was funded into an escrow account in September 2014 and was utilized in 2015 to fund construction costs as our initial equity investment into the project and the Dublin Convertible Preferred were fully utilized. As of December 31, 2016, $58 million (€55 million), inclusive of interest accrued to the balance of the loan, is included in project debt on our consolidated balance sheet. Key commercial terms of the Dublin Junior Term Loan include:

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

Dublin Convertible Preferred
The €75 million Dublin Convertible Preferred was utilized to fund construction costs in 2015 after our initial equity investment into the project was fully utilized. As of December 31, 2016, the Dublin convertible preferred instrument of $87 million, (€83 million) inclusive of dividends accrued to the balance, was included in other noncurrent liabilities in our consolidated balance sheet. The instrument has: (i) a liquidation preference equal to par value of the investment, (ii) a preferred claim on project cash flows during operations (after debt service) to pay a fixed dividend rate and repay principal according to an amortization schedule, and (iii) an option to convert loan principal into a common equity interest in the project.
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

Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. For each of the years ended December 31, 2016, 2015 and 2014 amortization of deferred financing costs included as a component of interest expense totaled $6 million, $8 million and $8 million, respectively.

Capitalized Interest

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. During the years ended December 31, 2016, 2015 and 2014, interest expense of $26 million, $10 million and $2 million, respectively, was capitalized.
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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2016. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 The following financial instruments are recorded at their estimated fair value. The following table presents information about the recurring fair value measurement of our assets and liabilities as of December 31, 2016 and 2015:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2016	2015
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$79	$89
Money market funds	1	5	5
Total cash and cash equivalents:		84	94
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	12	9
Money market funds	1	36	66
U.S. Treasury/agency obligations (1)	1	14	18
State and municipal obligations	1	46	59
Commercial paper/guaranteed investment contracts/repurchase agreements	1	2	8
Total restricted funds held in trust:		110	160
Investments:
Mutual and bond funds (2)	1	2	2
Derivative asset — energy hedges (3)	2	3	21
Total assets:		$199	$277
Liabilities:
Derivative liability — energy hedges (4)	2	$1	$—
Derivative liability — interest rate swaps (4) (5)	2	20	14
Total liabilities:		$21	$14

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2016		As of December 31, 2015
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (6)	$333	$333	$314	$314
Liabilities:
Long-term debt	$2,252	$2,237	$2,263	$2,244
Project debt	$383	$387	$198	$206

(1)	The U.S. Treasury/agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(4)	Included in accrued expenses and other current liabilities in the consolidated balance sheets.

(5)	Included in other noncurrent liabilities in the consolidated balance sheets.

(6)	Includes $1 million and $2 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2016 and 2015.
In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified and the assets fair value is determined to be less than its carrying value. See Note 14. Supplementary Information - Impairment Charges for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of operations (in millions):

Derivative Instruments Not Designated As Hedging Instruments		Fair Value as of December 31,
	Balance Sheet Location	2016	2015
Asset Derivatives:
Foreign currency hedges	Prepaid expenses and other current assets	$—	$6

		Amount of Gain (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2016	2015	2014
Foreign currency hedge	Other expense, net	$(2)	$6	$—
Note hedge	Non-cash convertible debt related expense	—	—	5
Cash conversion option	Non-cash convertible debt related expense	—	—	(5)
Effect on income of derivative instruments not designated as hedging instruments		$(2)	$6	$—
Foreign Currency Hedge
In order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the expected sale proceeds from our equity transfer agreement in China (See Note 4. Dispositions, Assets Held for Sale and Discontinued Operations), we entered into a foreign currency exchange collar with two financial institutions covering approximately $100 million of notional to protect against further rate fluctuations pending the sale of our ownership interest to CITIC, which was completed during September 2016. The foreign currency hedge is accounted for as a derivative instrument and, as such, was recorded at fair value quarterly with any change in fair value recognized in our consolidated statements of operations as other expense, net. During the twelve months ended December 31, 2016, cash provided by foreign currency exchange settlements totaled $5 million and was included in net cash used in investing activities on our condensed consolidated statement of cash flows.
As of December 31, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero. As of December 31, 2015, the fair value of the foreign currency exchange derivatives of $6 million, pre-tax, was recorded as a current asset.

We have also entered into foreign currency forwards to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end of 2017. This foreign currency forward is accounted for as a derivative instrument at fair value in our consolidated balance sheet with any changes in fair value recognized in our consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our consolidated statement of operations nor was it material to our condensed consolidated balance sheet as of December 31, 2016.
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

Calendar Year	Hedged MWh
2017	2.4
2018	1.0
Total	3.4

As of December 31, 2016, the net fair value of the energy derivatives of $2 million, pre-tax, was recorded as a $3 million current asset and a $1 million noncurrent liability and as a component of AOCI. As of December 31, 2016, the amount of hedge ineffectiveness was not material. The net fair value energy derivative balance of $2 million includes a natural gas hedge transaction of 1.3 million British Thermal Units to mitigate exposure to short-term volatility in certain contracted steam prices during the 2017 calendar year. As of December 31, 2015, the fair value of the energy derivatives of $21 million, pre-tax, was recorded as a current asset and as a component of AOCI. The change in fair value was recorded as a component of comprehensive income.
During the twelve months ended December 31, 2016, cash provided by and used in energy derivative settlements of $32 million and zero, respectively, was included in net cash provided by operating activities on our consolidated statement of cash flows. During the twelve months ended December 31, 2015, cash provided by and used in energy derivative settlements of $17 million and $7 million, respectively, was included in the change in net cash provided by operating activities on our consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions maturing between 2017 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million, pre-tax, was recorded as a $2 million and $18 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recorded during the quarter recognized in our consolidated statements of operations as interest expense. As of December 31, 2015, the fair value of the interest rate swap derivative of $14 million, pre-tax, was recorded as a noncurrent liability.
NOTE 14. SUPPLEMENTARY INFORMATION
Other Operating Expense, net
Plymouth Energy-from-Waste Facility
In May 2016, our Plymouth energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations in early June. The facility resumed generating electricity early in the first quarter of 2017, after the generator and other damaged equipment were replaced. The cost of replacement and business interruption losses were insured under the terms of applicable insurance policies, subject to deductibles. During the year ended December 31, 2106, we recorded insurance recoveries in our consolidated statements of operations, related to this matter, as follows (in millions):

Insurance recoveries for repair and reconstruction costs (net of write-down of assets, reduction to Other operating expense, net)	$5
Insurance recoveries for business interruption and clean-up costs, net of costs incurred (reduction to Plant operating expense)	$3

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment Charges
The components of impairment charges are as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
North America segment:
Impairment charges related to tangible and intangible assets (1)	$16	$—	$16
Impairment charges related to biomass facilities and biomass equity investment (2)	—	43	34
Impairment charges - other	4	—	—
North America segment sub-total:	20	43	50
Other:
Impairment charge related to insurance business (3)	—	—	14
Total impairment charges	$20	$43	$64

(1)	Impairment charges related to tangible and intangible assets are related to the following:

•
During the year ended December 31, 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, related to the previously planned closure of our Pittsfield EfW facility which is now expected to continue operating. For additional information see Note 3. New Business and Asset Management. We also recorded a non-cash impairment charge of $3 million, pre-tax, related to a joint-venture project, see Tartech Investment discussion below.

•
On June 30, 2014, our service agreement with the Dutchess County Resource Recovery Agency under which we operated the Hudson Valley EfW facility expired. In 2014, we recorded a $9 million non-cash impairment charge of the intangible asset that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract utilizing Level 3 inputs.

•
On April 3, 2014, the Montgomery County (PA) Commissioners (the “County”) unanimously voted to dissolve the Waste System Authority of Eastern Montgomery County (the “WSA”). The Abington transfer station was constructed by the County and subsequently deeded to the WSA, which was responsible for its operation. We operated the transfer station through the end of the current contract, which expired on December 31, 2014. However, due to the dissolution of the WSA, it was not able to renew our current contract to operate the Abington transfer station. During the year ended December 31, 2014, we recorded a non-cash impairment charge of $7 million of the service contract intangible with the WSA that was recorded upon acquisition in 2009 based on the expected cash flows over the remaining life of the contract utilizing Level 3 inputs.

(2)	Impairments related to our biomass assets are as follows:

•
During the year ended 2015, we identified indicators of impairment associated with our biomass facilities, primarily due to a decline in energy market pricing. As a result of these developments, we recorded a non-cash impairment charge of $43 million, pre-tax, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for these facilities utilizing Level 3 inputs.

•
During year ended December 31, 2014, we identified indicators of impairment associated with our California Biomass facilities, primarily that we were unsuccessful in securing new long-term power purchase agreements to replace the current power purchase agreements, which were approaching the end of their terms. Based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge of $34 million to reduce the carrying value of the California Biomass assets to their estimated fair value.

(3)
During 2014, we sold our insurance subsidiaries and recorded a non-cash impairment of $14 million comprised of the write-down of the carrying amount in excess of the realizable fair value of $12 million, plus $2 million in disposal costs.

Tartech Investment
We are party to a joint venture that was formed to recover and recycle metals from EfW ash monofills in North America. During the year ended December 31, 2016, due to operational difficulties and the decline in the scrap metal market, a valuation of the entity was conducted. As a result, we recorded a net impairment of our investment in this joint venture of $3 million, pre-tax, which represents our portion of the carrying value of the entity in excess of the fair value. Such amount was calculated based on the estimated liquidation value of the tangible equipment utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 12. Financial Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-Cash Convertible Debt Related Expense
The components of non-cash convertible debt related expense are as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Debt discount accretion related to the 3.25% Notes	$—	$—	$13
Fair value changes related to the cash convertible note hedge	—	—	(5)
Fair value changes related to the cash conversion option derivative	—	—	5
Total non-cash convertible debt related expense	$—	$—	$13

Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2016	2015
Prepaid expenses	$28	$37
Hedge receivables	3	25
Spare parts	21	17
Renewable energy credits	3	15
Other	17	23
Total prepaid expenses and other current assets	$72	$117
Operating expenses, payroll and related expenses	$164	$114
Deferred revenue	16	13
Accrued liabilities to client communities	19	22
Interest payable	30	24
Dividends payable	35	34
Other	25	27
Total accrued expenses and other current liabilities	$289	$234

NOTE 15. INCOME TAXES
We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(2)	$(91)	$(1)
State	6	16	4
Foreign	(2)	2	3
Total current	2	(73)	6
Deferred:
Federal	28	7	(4)
State	(9)	(11)	16
Foreign	1	(7)	(3)
Total deferred	20	(11)	9
Total income tax expense (benefit)	$22	$(84)	$15

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Domestic and foreign pre-tax income (loss) was as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Domestic	$26	$6	$14
Foreign	(12)	(34)	(10)
Total	$14	$(28)	$4
The effective income tax rate was 150%, 302%, and 388% for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in effective tax rate for the year ended December 31, 2016, compared to the year ended December 31, 2015 is primarily due to the combined effects of (i) the recognition of tax benefit due to the resolution of the IRS audit in 2015 and (ii) the fact that the Company turned from pre-tax loss in 2015 to pre-tax income in 2016, offset by the uncertain tax positions recorded in 2016. The decrease in the effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014 was primarily due to the recognition of tax benefit due to the resolution of the IRS audit in 2015 and non-recurring adjustments from the prior year.
A reconciliation of our income tax expense (benefit) at the federal statutory income tax rate of 35% to income tax expense (benefit) at the effective tax rate is as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Income tax expense (benefit) at the federal statutory rate	$5	$(10)	$1
State and other tax expense	1	1	8
Tax rate differential on foreign earnings	4	8	5
Permanent differences	4	4	4
Production tax credits/R&E tax credits	—	(3)	(4)
State ITC credit	(4)	—	—
Change in valuation allowance	2	(7)	3
Liability for uncertain tax positions	16	(82)	5
Adjustment to deferred tax	(5)	4	(9)
Other	(1)	1	2
Total income tax expense (benefit)	$22	$(84)	$15
We had consolidated federal NOLs estimated to be approximately $288 million for federal income tax purposes as of the end of 2016. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2028	$64
2030	29
2031	1
2032	1
2033	193
$288
In addition to the consolidated federal NOLs, as of December 31, 2016, we had state NOL carryforwards of approximately $291 million, which expire between 2028 and 2035, net foreign NOL carryforwards of approximately $227 million expiring between 2017 and 2036. The federal tax credit carryforwards include production tax credits of $47 million expiring between 2024 and 2036, and minimum tax credits of $7 million with no expiration. Additionally, we had state income tax credit of $1 million. The corresponding deferred tax assets are offset by a valuation allowance of approximately $71 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Capital loss carryforward	$—	$3
Net operating loss carryforwards	143	157
Accrued expenses	20	24
Prepaid and other costs	71	36
Deferred tax assets attributable to pass-through entities	17	17
Retirement benefits	3	—
Other	4	4
AMT and other credit carryforwards	55	67
Total gross deferred tax asset	313	308
Less: valuation allowance	(71)	(73)
Total deferred tax asset	242	235
Deferred tax liabilities:
Unbilled accounts receivable	3	4
Property, plant and equipment	780	725
Intangible assets	36	18
Deferred tax liabilities attributable to pass-through entities	22	26
Deferred gain on convertible debt	13	20
Swap income	—	2
Prepaid expenses	—	23
Other, net	5	11
Total gross deferred tax liability	859	829
Net deferred tax liability	$617	$594
Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $257 million and $264 million as of December 31, 2016 and 2015, respectively. Such amounts are considered permanently invested, therefore no provision for U.S. income taxes has been accrued. Determination of the unrecognized deferred tax liability for these undistributed foreign earnings is not practicable.
Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes as of December 31, 2016 and 2015. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $26 million as of both December 31, 2016 and 2015.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2013	$128
Additions based on tax positions related to the current year	8
Additions for tax positions of prior years	—
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	—
Balance at December 31, 2014	133
Additions based on tax positions related to the current year	12
Additions for tax positions of prior years	—
Reductions for lapse in applicable statute of limitations	—
Reductions for tax positions of prior years	(109)
Balance at December 31, 2015	36
Additions based on tax positions related to the current year	16
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	(4)
Payment	(6)
Balance at December 31, 2016	$43
The uncertain tax positions, exclusive of interest and penalties, were $43 million and $36 million as of December 31, 2016 and 2015, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2016 and 2015, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $3 million and $1 million, respectively. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $17 million, $16 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The discount rate for the non-qualified pension plans was 4.10%, 4.35% and 4.05% for the years ended December 31, 2016, 2015 and 2014, respectively.
For the other postretirement benefit plan, an annual rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2016 for covered employees. An average increase of 7.0% was assumed for 2017. The average increase was then projected to gradually decline to 5.0% in 2022 and remain at that level. In general, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change (either increase or decrease) in the assumed health care trend rate would have an immaterial (approximately $0.2 million) effect on either total service and interest cost components or postretirement benefit obligations.
For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $1 million, $1 million and $0, respectively, as of December 31, 2016 and $4 million, $4 million, and $0, respectively, as of December 31, 2015.
As of December 31, 2016, we estimate that the future benefits payable over the next ten years for the retirement and postretirement plans in place are $1 million for pension benefits, $2 million for other benefits (net of Medicare Part D subsidy) and $0 million for attributable to Medicare Part D subsidy.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligation and Funded Status
The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our non-qualified defined benefit pension plan and other postretirement benefit plan, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in millions, except percentages as noted):

	Non-qualified Pension Benefits		Other Benefits
	For the Years Ended December 31,		For the Years Ended December 31,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$4	$4	$4	$5
Actuarial gain	—	—	(1)	(1)
Benefits paid	(3)	—	—	—
Benefit obligation at end of year	$1	$4	$3	$4
Change in plan assets:
Plan assets at fair value at beginning of year	$—	$—	$—	$—
Contributions	3	—	—	—
Benefits paid	(3)	—	—	—
Plan assets at fair value at end of year	$—	$—	$—	$—
Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(1)	$(4)	$(3)	$(4)
Unrecognized net gain	—	—	—	—
Net amount recognized	$(1)	$(4)	$(3)	$(4)
Accumulated other comprehensive income recognized:
Net actuarial gain	$—	$—	$(4)	$(4)
Net prior service cost	(1)	(1)	—	—
Total as of December 31,	$(1)	$(1)	$(4)	$(4)
Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	4.35%	4.05%	3.75%	3.50%
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	4.10%	4.35%	3.55%	3.75%

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
The purpose of the Plan is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Plan provides for awards to be made in the form of (a) shares of restricted stock, (b) restricted stock units, (c) incentive stock options, (d) non-qualified stock options, (e) stock appreciation rights, (f) performance awards, or (g) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a standalone, combination or tandem basis.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation
We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options, restricted stock awards and restricted stock units expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. During 2016, the average forfeiture rates were 12% for restricted stock awards and 15% for restricted stock units. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2016
	Total Compensation Expense for the Years Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2016	2015	2014
Restricted Stock Awards	$10	$11	$11	$7	1.4
Restricted Stock Units	$6	$6	$6	$8	2.1
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
Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Restricted stock awards will be expensed over the requisite service period, subject to an estimated forfeiture rate. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer, when issued). We calculate the fair value of share-based stock awards based on the closing price on the date the award was granted.
During 2016 we awarded certain employees 752,426 shares of restricted stock. The restricted stock awards will be expensed over the requisite service period, subject to an estimated 12% average forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards vest generally during March of 2017, 2018, and 2019.
During 2016, we awarded 9,000 shares of restricted stock for annual director compensation. We determined that the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.
Changes in nonvested restricted stock awards were as follows (in thousands, except per share amounts):

	As of December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,060	$19.79	1,240	$17.67	1,166	$17.85
Granted	761	$15.14	573	$21.88	721	$17.20
Vested	(532)	$19.36	(661)	$17.69	(608)	$17.27
Forfeited	(69)	$17.51	(92)	$19.36	(39)	$17.80
Nonvested at the end of the year	1,220	$17.20	1,060	$19.79	1,240	$17.67

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
In 2010, we awarded restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions or development projects. Vesting of the RSUs is based on the net present value of projected cash flows of the applicable acquisition or development project, calculated as of the award date versus the vesting date. Vesting will occur after at least three years have passed following an acquisition or upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. For certain stock unit awards, dividends accrue prior to vesting and are paid when the awards vest. We calculate the fair value of share-based stock awards based on the closing price on the date the award was granted.
In January, 2016, we awarded certain employees 356,622 RSUs related to a special retention bonus that will vest after a three-year period.
In March, 2016, we awarded certain employees 471,381 RSUs, 390,728 of which will vest based upon the Company’s cumulative Free Cash Flow per share over a three-year performance period.
In May, 2016, we awarded 54,591 restricted stock units for annual director compensation. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
In September, 2016, the Board of Directors appointed two new board members. We awarded 5,550 restricted stock units for the prorated portion of the annual director compensation with respect to these directors. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
Changes in nonvested restricted stock units were as follows (in thousands, except per share amounts):

	As of December 31,
	2016		2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at the beginning of the year	1,189	$17.60	894	$15.93	691	$16.66
Granted	888	$14.65	322	$21.95	247	$14.60
Vested	(51)	$20.24	(21)	$17.94	(44)	$16.51
Forfeited	(223)	$16.29	(6)	$21.99	—	$—
Nonvested at the end of the year	1,803	$16.25	1,189	$17.60	894	$15.93
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity and balance information of the options under the 2014 Stock Option Plan:

	As of December 31,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
2014 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	1,100	$21.37	1,113	$21.25	1,686	$20.42
Granted	—	$—	—	$—	25	$20.58
Exercised	—	$—	(13)	$11.40	(532)	$18.53
Expired	(20)	$—	—	$—	(66)	$20.52
Forfeited	—	$—	—	$—	—	$—
Outstanding at the end of the year	1,080	$21.38	1,100	$21.37	1,113	$21.25
Options exercisable at year end	1,080	$21.38	1,100	$21.37	1,100	$21.26
Options available for future grant	4,003		5,652		6,548

As of December 31, 2016, options for shares were in the following price ranges (in thousands, except years and per share amounts):

			Weighted Average Remaining Contractual Life (Years)
	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$20.52 — $20.58	850	$20.52	0.4	850	$20.52
$23.30 — $24.76	230	$24.57	1.4	230	$24.57
	1,080			1,080

The total cash received from the exercise of stock options was zero, less than $1 million and $10 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the years ended December 31, 2016, 2015 and 2014 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized. Previously recorded tax benefits that are in excess of the realized tax benefit on a particular non-qualified stock option or restricted stock are recorded as an increase to income tax expense since there is no additional paid-in capital pool available to offset these reduced tax benefits.
The aggregate intrinsic value as of December 31, 2016 for options exercisable was $0 for options outstanding and options vested. All options outstanding as of December 31, 2016 are fully vested. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2016 (December 30, 2016). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2016, 2015 and 2014 was $0, $0, and $1 million, respectively.
As of December 31, 2016, there were options to purchase 1 million shares of common stock that had vested at a weighted average exercise price of $21.38.

NOTE 18. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies on estimates and assumptions

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that may prove to be incomplete or inaccurate, and unanticipated events or circumstances may occur that might cause us to change those estimates and assumptions. The final consequences of these proceedings are not presently determinable with certainty.  As of December 31, 2016 and 2015, accruals for our loss contingencies approximated $11 million and $1 million, respectively.
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
China Indemnification Claims
Subsequent to completing the exchange of our project ownership interests in China for a 15% ownership interest in Sanfeng Environment (see Note 4. Dispositions, Assets Held for Sale and Discontinued Operations), Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. To the extent that any payment is made related to these claims, such amount could reduce the gain recorded in a future period.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Commitments
Other commitments as of December 31, 2016 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$156	$—	$156
Letters of credit - other	61	—	61
Surety bonds	158	—	158
Total other commitments — net	$375	$—	$375
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
We have certain contingent obligations related to the 7.25% Notes, 6.375% Notes, 5.875% Notes, and Tax-Exempt Bonds. Holders may require us to repurchase their 7.25% Notes, 6.375% Notes, 5.875% Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the 5.875% Notes, 7.25% Notes or 6.375% Notes, see Note 11. Consolidated Debt.
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
New York City Contract Investments
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in early 2015, service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City which is anticipated in 2018. As of December 31, 2016, we expect to incur approximately $33 million of additional capital expenditures, primarily for transportation equipment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19. QUARTERLY DATA (UNAUDITED)
The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Operating revenue	$403	$383	$418	$408	$421	$422	$457	$432
Operating (loss) income (1)	$(14)	$7	$5	$(15)	$60	$74	$58	$43
Net (loss) income	$(37)	$(37)	$(29)	$(6)	$54	$34	$8	$78
Net (loss) income attributable to Covanta Holding Corporation	$(37)	$(37)	$(29)	$(6)	$54	$34	$8	$77

(Loss) Earnings per share attributable to Covanta Holding Corporation stockholders:
Basic	$(0.29)	$(0.28)	$(0.23)	$(0.05)	$0.42	$0.26	$0.06	$0.59
Diluted	$(0.29)	$(0.28)	$(0.23)	$(0.05)	$0.42	$0.25	$0.06	$0.58

Cash dividend declared per share:	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25

(1)As restated for the quarters ending March 31, June 30, September 30 and December 31, 2015, for reclassification of Net interest expense (income) on project debt of $2 million, $5 million, $3 million, and $(1) million, respectively, to Interest expense, net on our consolidated statement of operations. As a result, Operating income (loss) increased (decreased) accordingly.

NOTE 20. SUBSEQUENT EVENTS

Southeast Connecticut Energy-from -Waste Facility
On February 22, 2017, we extended our agreement with the Southeastern Connecticut Regional Resource Recovery Authority for an additional four years. As a result, our Southeast Connecticut energy-from-waste facility is now operating under a tip fee structure.

Fairfax County Energy-from-Waste Facility
On February 2, 2017, our Fairfax County energy-from waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. We are still investigating and evaluating the impact of the event, and once this effort is completed, we may have an asset impairment. The cost of repair or replacement, and business interruption losses, are insured, subject to applicable deductibles. We do not expect that this will have a significant impact on our 2017 financial results.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2016 – Reserves for doubtful accounts	$7	$3	$—	$1	$9
2015 – Reserves for doubtful accounts	$6	$1	$—	$—	$7
2014 – Reserves for doubtful accounts	$4	$4	$—	$2	$6

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2016. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2016 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 113. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 114.
As previously disclosed in Item 4 of our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal controls over financial reporting because we had control deficiencies which constituted "material weaknesses" in two areas: (i) municipally-owned facility construction accounting and (ii) income tax accounting. Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, the first material weakness noted above has been remediated, while the second, as further explained below, requires additional time to test the effectiveness of corrective measures taken, and thus has not been remediated. As such, our Chief Executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting
Municipally-Owned Facility Construction Accounting
As previously disclosed, our management concluded that there was a material weakness in our internal control over financial reporting related to the estimation and timeliness of the reporting of certain costs associate with an outage related to certain remediation work on the Durham-York project and initial start-up operations of the project. The Durham-York project was our only municipally-owned project in original construction or start-up. When long-term construction revenue contracts for facilities that are municipally owned move to a projected net loss position, as the Durham-York contract did in the quarter ended June 30, 2015, all changes to the projected net loss are required to be recorded in the period those changes are identified. During the quarter ended June 30, 2015, we estimated incremental costs expected to be incurred to conduct outages to modify certain equipment, and to conduct initial start-up operations. During the quarter ended September 30, 2015, we determined that our prior estimate was not sufficiently accurate, and required refinement to our projected net loss. We determined that our inability to estimate such outage and start-up costs with sufficient accuracy during the period they were identified constituted a material weakness in our internal controls over financial reporting.
During the quarter ended March 31, 2016, we determined that our estimate of construction costs associated with our Dublin construction project during the quarter ended December 31, 2015, was also not sufficiently accurate. While this project is not municipally-owned, and the inaccurate cost estimates resulted in an immaterial financial statement impact, we determined that our inability to estimate such costs was due to the existing material weakness in our internal controls over financial reporting.
We took the following steps to remediate the material weakness discussed above:

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

•
Implemented enhanced reviews by the accounting and finance department to ensure that project cost reports which are used as a tool to track such outage and start-up expenditures are accurately stated and include all expenditures and accruals;

•
Consolidated forecasting and overall financial oversight responsibility with financial controllers at ongoing facility construction projects to provide a single point of coordination between the construction, operations, client management, and finance and accounting functions, and to provide oversight of the financial reporting of construction activities; and

•
Engaged additional personnel to assist with the review of change orders, claims events and other interactions between the company and its contractors and subcontractors on all major construction contracts.

During the quarters ended March 31, June 30, September 30 and December 31, 2016, we continued to observe the operation of each of the control changes effected as part of our remediation efforts, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the reported material weakness has been remediated.
We have concluded that the period of time over which the operating effectiveness of the newly implemented and modified controls have been observed is sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated. Our management has concluded that the identified material weakness in internal control over financial reporting discussed above was fully remediated as of December 31, 2016.
Income Tax Accounting
Our management concluded that there was a material weakness in our internal control over financial reporting related to the precision of the review to ensure the accuracy of certain cumulative deferred tax balances, including the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances and the review of the tax impact of certain business transactions. We took the following steps to remediate the material weakness discussed above:

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

We identified the following additional steps, which will be implemented effective January 1, 2017, to enhance our previously described remediation plan:

•	Enhance the analysis of tax-sensitive aspects of a business transaction;

•	Formalize the documentation of the above referenced tax analysis; and

•	Implement a review, by the Vice President of Tax, of the above referenced tax analysis prior to finalizing.

Because some of the controls included in our remediation plan will be implemented effective January 1, 2017, and other new and modified controls, as previously described, have only been operational for a portion of 2016, we have concluded that more time is necessary to observe the effectiveness of the controls before our Chief Executive Officer and Chief Financial Officer can conclude that these material weakness have been effectively remediated.
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control - Integrated Framework (2013 Framework), Covanta’s management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 114 of this report on Form 10-K for the year ended December 31, 2016.

/s/ Stephen J. Jones
Stephen J. Jones
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the precision of the review to ensure the accuracy of certain cumulative deferred tax balances, including the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances and the review of the tax impact of certain business transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows in each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 28, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness, described above on the achievement of the objectives of the control criteria, Covanta Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on COSO criteria.

/s/ Ernst & Young LLP
MetroPark, New Jersey

February 28, 2017

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.
Equity Compensation Plans
The following table sets forth information regarding the number of our securities that could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the Covanta Holding Corporation 2014 Equity Award Plan (the "Plan") and the number of securities remaining for future issuance under the Plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved By Security Holders	1,079,809	$21.38	4,369,327
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	1,079,809	$21.38	4,369,327

(1)	Of the 4,369,327 shares that remain available for future issuance, 366,451 have been forfeited, therefore, 4,002,876 shares are currently available for issuance under the equity compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements, for the years ended December 31, 2016, 2015 and 2014
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2016, 2015 and 2014

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

10.28*	Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Directors.

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

10.33†*
Form of Covanta Holding Corporation 2014 Equity Award Plan Performance Share Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 2, 2016 and filed with the SEC on March 2, 2016).

10.34*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Senior Officers.

10.35*	Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Senior Officers.

Other.
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
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
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN J. JONES Stephen J. Jones	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/S/ BRADFORD J. HELGESON Bradford J. Helgeson	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 28, 2017

/S/ DAVID M. BARSE David M. Barse	Director	February 28, 2017

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 28, 2017

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 28, 2017

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 28, 2017

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 28, 2017

/S/ ANTHONY J. ORLANDO Anthony J. Orlando	Director	February 28, 2017

/S/ DANIELLE PLETKA Danielle Pletka	Director	February 28, 2017

/S/ MICHAEL W. RANGER Michael W. Ranger	Director	February 28, 2017

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 28, 2017

/S/ JEAN SMITH Jean Smith	Director	February 28, 2017