Form 10-Q
period 2017-03-31
COVANTA HOLDING CORP
filed 2017-04-27
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 21, 2017
Common Stock, $0.10 par value	131,007,652

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2016 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$286	$279
Energy revenue	86	101
Recycled metals revenue	16	13
Other operating revenue	16	10
Total operating revenue	404	403
OPERATING EXPENSE:
Plant operating expense	332	315
Other operating expense	15	12
General and administrative expense	28	23
Depreciation and amortization expense	52	52
Impairment charges	—	15
Total operating expense	427	417
Operating loss	(23)	(14)
Other expense:
Interest expense, net	(36)	(34)
Loss on asset sales	(4)	—
Other expense, net	—	(2)
Total other expense	(40)	(36)
Loss before income tax benefit and equity in net income from unconsolidated investments	(63)	(50)
Income tax benefit	11	10
Equity in net income from unconsolidated investments	—	3
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(52)	$(37)

Weighted Average Common Shares Outstanding:
Basic	129	129
Diluted	129	129

Loss Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.41)	$(0.29)
Diluted	$(0.41)	$(0.29)

Cash Dividend Declared Per Share:	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited, in millions)
Net loss attributable to Covanta Holding Corporation	$(52)	$(37)
Foreign currency translation	3	9
Net unrealized loss on derivative instruments, net of tax benefit of $0 and $0, respectively	—	(7)
Other comprehensive income attributable to Covanta Holding Corporation	3	2
Comprehensive loss attributable to Covanta Holding Corporation	$(49)	$(35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$444	$84
Restricted funds held in trust	52	56
Receivables (less allowances of $9 million)	279	332
Prepaid expenses and other current assets	78	72
Total Current Assets	853	544
Property, plant and equipment, net	3,064	3,024
Restricted funds held in trust	52	54
Waste, service and energy contracts, net	259	263
Other intangible assets, net	39	34
Goodwill	312	302
Other assets	63	63
Total Assets	$4,642	$4,284
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$406	$9
Current portion of project debt	22	22
Accounts payable	56	98
Accrued expenses and other current liabilities	313	289
Total Current Liabilities	797	418
Long-term debt	2,281	2,243
Project debt	391	361
Deferred income taxes	596	617
Other liabilities	179	176
Total Liabilities	4,244	3,815
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 and 130, respectively)	14	14
Additional paid-in capital	810	807
Accumulated other comprehensive loss	(59)	(62)
Accumulated deficit	(366)	(289)
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders' equity	398	469
Total Liabilities and Equity	$4,642	$4,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(52)	$(37)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	52	52
Amortization of long-term debt deferred financing costs	2	1
Impairment charges	—	15
Stock-based compensation expense	5	5
Equity in net income from unconsolidated investments	—	(3)
Deferred income taxes	(14)	(14)
Other, net	2	(1)
Change in restricted funds held in trust	1	2
Change in working capital, net of effects of acquisitions	14	15
Net cash provided by operating activities	10	35
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(62)	(86)
Acquisition of businesses, net of cash acquired	(16)	(9)
Property insurance proceeds	2	—
Other, net	(1)	—
Net cash used in investing activities	(77)	(95)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—
Proceeds from borrowings on revolving credit facility	331	318
Proceeds from borrowings on Dublin project financing	33	37
Payments of borrowings on revolving credit facility	(288)	(237)
Payments on long-term debt	(1)	—
Payments on equipment financing capital leases	(1)	(1)
Payments on project debt	(9)	(8)
Payments of deferred financing costs	(8)	(3)
Cash dividends paid to stockholders	(33)	(33)
Change in restricted funds held in trust	6	14
Common stock repurchased	—	(20)
Other, net	(4)	1
Net cash provided by financing activities	426	68
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase in cash and cash equivalents	360	10
Cash and cash equivalents at beginning of period	84	96
Cash and cash equivalents at end of period	$444	$106

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The terms “we,” “our,” “ours,” “us”, "Covanta" and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries.
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
In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand, including on site clean-up services, wastewater treatment, transportation and logistics, recycling and depackaging. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our EfW facilities, we offer these services under our Covanta Environmental Solutions brand.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We are currently constructing an energy-from-waste facility in Dublin, Ireland, which we own and will operate upon completion. We hold interests in an energy-from-waste facility in Italy and an infrastructure business in China which is engaged in energy-from-waste operations. For additional information regarding our reportable segment, see Note 5. Financial Information by Business Segments.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The condensed consolidated balance sheet at December 31, 2016, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”).
Change in Accounting Principle
In March 2016, the Financial Accounting Standards Board ("FASB") issued an update to simplify the accounting for employee share-based payments, including income tax impacts, classification on the statement of cash flows, and forfeitures. We adopted this guidance effective January 1, 2017. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital on the balance sheet. As a result of applying this change prospectively, we recognized $0.5 million of tax expense in our provision for income taxes during the three months ended March 31, 2017. In addition, adoption of the new guidance resulted in a $9 million decrease to Accumulated deficit as of January 1, 2017, to recognize the cumulative effect of deferred income taxes for U.S. Federal net operating loss and other carryforwards attributable to excess tax benefits. Excess tax benefits were not recognized for financial reporting purposes in the prior period. We prospectively applied the guidance which requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Cash paid on employees’ behalf related to shares withheld for tax purposes was retroactively applied and required reclassifying $4 million from cash provided by operating activities to cash provided by financing activities on our condensed consolidated statement of cash flows as of March 31, 2016. We have elected to account for forfeitures as they occur, rather than to estimate them; adoption of this accounting policy election resulted in a $1 million increase to Accumulated deficit as of January 1, 2017 to recognize the cumulative-effect of removing the forfeiture estimate.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In January 2017, the FASB issued updates guidance regarding business combinations, specifically on clarifying the definition of a business and provided a screen to determine whether or not an integrated set of assets and activities constitutes a business. We are required to adopt the updates in this standard in annual periods beginning after December 15, 2017, including interim periods therein. The standard must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We early adopt this guidance as of January 1, 2017.
Reclassifications
Certain amounts have been reclassified in our prior period condensed consolidated balance sheet to conform to current year presentation and such amounts were not material to current and prior periods. Also, as discussed above under Change in Accounting Principle, certain amounts have been reclassified in our prior period condensed consolidated statement of cash flows to conform to current year presentation.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the FASB issued updated guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.
In November 2016, the FASB issued guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis. Adoption of this guidance will eliminate the disclosure of Change in restricted funds held in trust, which we currently include in Net cash provided by operating activities and Net cash provided by financing activities on our condensed consolidated statement of cash flows.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.”  The standard is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and certainty of revenue arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

to January 1, 2018 and we will adopt the standard on January 1, 2018, as required. The standard can be adopted using either a full retrospective or modified retrospective approach as of the date of adoption. We continue to determine the impacts of the standard on our consolidated financial statements and have decided to adopt the standard using a modified retrospective approach which would result in a cumulative effect adjustment as of the date of adoption. Our implementation approach includes performing a detailed review of key contracts representative of the services that we provide and assessing the conformance of historical accounting policies and practices with the standard. Because the standard may impact our business processes, systems and controls, we continue to execute on a comprehensive change management project plan to guide the implementation.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
The acquisitions in the section below are not material to our condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.
Environmental Services Acquisitions
During the three months ended March 31, 2017, we acquired two environmental services businesses, in separate transactions, for approximately $16 million. These acquisitions expand our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.
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
During 2016, we completed the exchange of our ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and subsequently sold approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a third-party, a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to agreements entered into in July 2015. As a result, during the year ended December 31, 2016, we recorded a pre-tax gain of $41 million. We received pre-tax proceeds of $105 million. The gain resulted from the excess of pre-tax proceeds over the cost-method book value of $70 million, plus $5 million of realized gains on the related cumulative foreign currency translation adjustment, that were reclassified out of other comprehensive income. Subsequent to completing the exchange, Sanfeng Environment has made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. During the three months ended March 31, 2017, we recorded a $4 million charge related to these claims, which is included in loss on asset sales on our condensed consolidated statement of operations.
In 2016, in connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that impacted the cash proceeds in U.S. dollar terms. For more information, see Note 11. Derivative Instruments.
As of March 31, 2017 and December 31, 2016, our remaining cost-method investment in Sanfeng Environment totaled $6 million and was included in our condensed consolidated balance sheet as a component of "Other assets". There were no impairment indicators related to our cost-method investment during the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	129	129
Dilutive effect of stock options, restricted stock and restricted stock units (1)	—	—
Diluted weighted average common shares outstanding	129	129

(1) Excludes the following securities because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	1	1
Restricted stock	1	—
Restricted stock units	1	1

Equity
Share Repurchases

In January 2016, we repurchased approximately 1.2 million shares of our common stock at a weighted average cost of $15.29 per share for an aggregate amount of $18 million.

Dividends per Share

Dividends declared per share were $0.25 for each of the three month periods ended March 31, 2017 and 2016. Cash dividends declared totaled $33 million for each of the three month periods ended March 31, 2017 and 2016.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Total
Balance December 31, 2015	$(34)	$2	$(2)	$(34)
Other comprehensive income (loss) before reclassifications	9	—	(7)	2
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period comprehensive income (loss)	9	—	(7)	2
Balance March 31, 2016	$(25)	$2	$(9)	$(32)

Balance December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income before reclassifications	3	—	—	3
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period comprehensive income	3	—	—	3
Balance March 31, 2017	$(38)	$2	$(23)	$(59)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended March 31, 2017
Operating revenue	$404	$—	$404
Depreciation and amortization expense	52	—	52
Impairment charges	—	—	—
Operating loss	(21)	(2)	(23)

Three Months Ended March 31, 2016
Operating revenue	$396	$7	$403
Depreciation and amortization expense	52	—	52
Impairment charges	15	—	15
Operating loss	(14)	—	(14)

(1)	All other is comprised of the financial results of our operations outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	As of
	March 31, 2017	December 31, 2016
LONG-TERM DEBT:
Revolving credit facility (3.27% - 3.52%)	$386	$343
Term loan, net (2.73%)	195	195
Credit Facilities Sub-total	$581	$538
7.25% Senior notes due 2020	$400	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
5.875% Senior notes due 2025	400	—
Less: deferred financing costs related to senior notes	(20)	(14)
Senior Notes Sub-total	$1,580	$1,186
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(5)
Tax-Exempt Bonds Sub-total	$459	$459
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	$67	$69
Total long-term debt	$2,687	$2,252
Less: current portion	(406)	(9)
Noncurrent long-term debt	$2,281	$2,243
PROJECT DEBT:
North America project debt:
4.00% - 5.00% project debt related to service fee structures due 2017 through 2035	$70	$78
5.00% Union capital lease due 2017 through 2053	98	99
5.248% - 6.20% project debt related to tip fee structures due 2017 through 2020	16	16
Unamortized debt premium, net	4	4
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$187	$196
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%) (1)	$192	$155
Debt discount related to Dublin senior loan	(5)	(6)
Less: deferred financing cost related to Dublin senior loan	(18)	(18)
Dublin senior loan, net	$169	$131
Dublin junior loan due 2022 (9.23% - 9.73%)	$59	$58
Debt discount related to Dublin junior loan	(1)	(1)
Less: deferred financing costs related to Dublin junior loan	(1)	(1)
Dublin junior loan, net	$57	$56
Total other project debt, net	$226	$187
Total project debt	$413	$383
Less: Current portion	(22)	(22)
Noncurrent project debt	$391	$361
TOTAL CONSOLIDATED DEBT	$3,100	$2,635
Less: Current debt	(428)	(31)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,672	$2,604
(1) Reflects hedged fixed rates.

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
Availability under Revolving Credit Facility
As of March 31, 2017, we had availability under the Revolving Credit Facility as follows (in millions):

	Total Available Under Credit Facility	Expiring (1)	Direct Borrowings as of March 31, 2017	Outstanding Letters of Credit as of March 31, 2017	Availability as of March 31, 2017
Revolving Credit Facility	$1,000	2020	$386	$170	$444
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.
Repayment Terms
As of March 31, 2017, the Term Loan has mandatory remaining amortization payments of $4 million in 2017, $5 million in both of the years 2018 and 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2017.
5.875% Senior Notes due 2025 (the "5.875% Notes")
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. Interest on the 5.875% Notes is payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2017, and the 5.875% Notes will mature on July 1, 2025 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. On April 3, 2017 we used the net proceeds of the 5.875% Notes offering to fund the redemption of the 7.25% Senior Notes due 2020. For additional information see Note 13. Subsequent Event.
The 5.875% Notes are senior unsecured obligations, ranking equally in right of payment with any of the current and future senior unsecured indebtedness of Covanta Holding Corporation. The 5.875% Notes rank junior to our existing and future secured indebtedness, including any guarantee of indebtedness under the Credit Facilities. The 5.875% Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.
The 5.875% Notes are subject to redemption at our option, at any time on or after July 1, 2020, in whole or in part, at the redemption prices set forth in the prospectus supplement, plus accrued and unpaid interest. At any time prior to July 1, 2020, we may redeem up to 35% of the original principal amount of the 5.875% Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount of the 5.875% Notes plus accrued and unpaid interest. At any time prior to July 1, 2020, we may also redeem the 5.875% Notes, in whole but not in part, at a price equal to 100% of the principal amount of the 5.875% Notes, plus accrued and unpaid interest and a “make-whole premium.” The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 5.875% Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. In addition, certain asset dispositions would be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 5.875% Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Non-current Liabilities
As of March 31, 2017, the Dublin convertible preferred instrument of $90 million (€84 million) was included as a component of "Other noncurrent liabilities" in our condensed consolidated balance sheet.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was $8 million and $6 million during the three months ended March 31, 2017 and 2016, respectively.
NOTE 7. INCOME TAXES
We have historically recorded our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. However, since small changes in the estimated annual income would result in significant changes in the EAETR, the historical method would not provide a reliable estimate for the three months ended March 31, 2017. As such, this quarter we determined that an effective tax rate (“ETR”) based on the actual year-to-date results was a better estimate to record our interim tax provision. The ETRs were 17% and 20% for the three months ended March 31, 2017 and March 31, 2016, respectively.  The decrease in the ETR was primarily attributable to changes in the mix of earnings and the discrete tax impact attributable to non-qualified stock options expiring in the three months ended March 31, 2017.
NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $10 million for both the three months ended March 31, 2017 and 2016.
Fairfax County Energy-from-Waste Facility
In February 2017, our Fairfax County energy-from-waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. The cost of repair or replacement and business interruption losses are insured, subject to applicable deductibles. During the three months ended March 31, 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we expect to recover from insurance proceeds. We expect the facility to resume operations late in the second quarter of 2017. We do not anticipate that this will have a significant impact on our 2017 financial results.
Impairment charges
In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the three months ended March 31, 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 9. STOCK-BASED AWARD PLANS

During the three months ended March 31, 2017, we awarded certain employees grants of 797,932 shares of restricted stock and 77,541 restricted stock units ("RSUs"). The restricted stock awards and RSUs will be expensed over the requisite service period. The terms of the restricted stock awards and the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards and RSUs will generally vest during March of 2018, 2019, and 2020.
Additionally, during the three months ended March 31, 2017, we awarded certain employees grants of 440,070 performance based RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
During the three months ended March 31, 2017, we withheld 235,066 shares of our common stock in connection with tax withholdings for vested stock awards.
Compensation expense related to our stock-based awards totaled $5 million for both the three months ended March 31, 2017 and 2016.
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2017
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 17	1.8
Restricted stock units	$ 15	2.3
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

•
The fair value for interest rate swaps was determined by obtaining quotes from two counterparties (one is a holder of the long position and the other is in the short) and extrapolating those across the long and short notional amounts.  The fair value of the interest rate swaps was adjusted to reflect counterparty risk of non-performance, and was based on the counterparty’s credit spread in the credit derivatives market.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to us as of March 31, 2017. Such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2017 and December 31, 2016:

		As of
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2017	December 31, 2016
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$440	$79
Money market funds	1	4	5
Total cash and cash equivalents:		444	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	17	12
Money market funds	1	27	36
U.S. Treasury/Agency obligations (1)	1	12	14
State and municipal obligations	1	38	46
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	10	2
Total restricted funds held in trust:		104	110
Investments — mutual and bond funds (2)	1	3	2
Derivative asset — energy hedges (3)	2	2	3
Total assets:		$553	$199
Liabilities:
Derivative liability — energy hedges (4)	2	$1	$1
Derivative liability — interest rate swaps (4), (5)	2	$19	$20
Total liabilities:		$20	$21

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2017		As of December 31, 2016
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (6)	$280	$280	$333	$333
Liabilities:
Long-term debt	$2,687	$2,721	$2,252	$2,237
Project debt	$413	$417	$383	$387

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(5)	Included in other noncurrent liabilities in the condensed consolidated balance sheets.

(6)	Includes $1 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as March 31, 2017 and December 31, 2016.
In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified and the asset's fair value is determined to be less than its carrying value. See Note 8. Supplementary Information - Impairment charges for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2017	2016
Foreign currency	Other income (expense), net	$—	$(4)
Effect on income of derivative instruments not designated as hedging instruments		$—	$(4)
Foreign Exchange Risk
During 2016, in order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the sale proceeds from our equity transfer agreement in China (See Note 3. Acquisitions and Dispositions), we entered into foreign currency exchange forwards with two financial institutions, covering approximately $100 million of notional, to protect against rate fluctuations pending the close of the sale of our ownership interest to CITIC. The foreign currency forwards were accounted for as derivative instruments and, accordingly, were recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." As of December 31, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled the remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero. During the three months ended March 31, 2016, cash provided by foreign currency exchange settlements totaled $2 million, and was included in net cash used in investing activities on our condensed consolidated statement of cash flows.
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

Calendar Year	Hedged MWh
2017	2.0
2018	1.7
Total	3.7
As of March 31, 2017, the net fair value of the energy derivatives of $1 million, pre-tax, was recorded as a $2 million current asset and a $1 million current liability on our condensed consolidated balance sheet. The change in fair value was recorded as a component of AOCI. As of March 31, 2017, the amount of hedge ineffectiveness was not material. During the three months ended March 31, 2017, cash provided by and used in energy derivative settlements of $11 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows. During the three months ended March 31, 2016, cash provided by and used in energy derivative settlements of $14 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2017 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of March 31, 2017, the fair value of the interest rate swap derivative of $19 million, pre-tax, was recorded as a $4 million and $15 million current and noncurrent liability, respectively. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million, pre-tax, was recorded as a $2 million and $18 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recognized in our condensed consolidated statements of operations as a component of "Interest expense, net" during both the three months ended March 31, 2017 and March 31, 2016.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of March 31, 2017 and December 31, 2016, accruals for our loss contingencies approximated $15 million and $11 million, respectively.
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

China Indemnification Claims
Subsequent to completing the exchange of our project ownership interests in China for a 15% ownership interest in Sanfeng Environment, Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. For additional information, see Note 3. Acquisitions and Dispositions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Commitments
Other commitments as of March 31, 2017 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$170	$—	$170
Letters of credit - other	62	—	62
Surety bonds	170	—	170
Total other commitments — net	$402	$—	$402
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
We have certain contingent obligations related to the 6.375% Notes due 2022, 5.875% Notes due 2024, 5.875% Notes due 2025 and Tax-Exempt Bonds. Holders may require us to repurchase their 6.375% Notes due 2022, 5.875% Notes due 2024, 5.875% Notes due 2025 and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the 5.875% Notes due 2025, see Note 6. Consolidated Debt. For specific criteria related to the redemption features of the 6.375% Notes and 5.875% Notes due 2024, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K.
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of March 31, 2017, we expect to incur approximately $30 million of additional capital expenditures, primarily for transportation equipment.
NOTE 13. SUBSEQUENT EVENT
Redemption of 7.25 Senior Notes due 2020 (7.25% Senior Notes)
On April 3, 2017, we redeemed our 7.25% Senior Notes due 2020 using net proceeds from the issuance of the 5.875% Senior Notes due 2025 and borrowings under our credit facility. As a result of the redemption we will record a prepayment charge of $10 million and a write-off of the remaining deferred financing costs of $4 million in the second quarter of 2017. As of March 31, 2017, the principal amount of the 7.25% Senior Notes totaling $400 million was included in Current portion of long-term debt on our condensed consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three months ended March 31, 2017. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of March 31, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	March 31, 2017	March 31, 2016
Consumer Price Index (1)	2.4%	0.9%
PJM Pricing (Electricity) (2)	$29.72	$24.21
NE ISO Pricing (Electricity) (3)	$35.36	$29.71
Henry Hub Pricing (Natural Gas) (4)	$3.01	$2.00
#1 HMS Pricing (Ferrous Metals) (5)	$272	$158
Scrap Metals - Old Sheet & Old Cast (6)	$0.60	$0.55

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2017 and Q1 2016. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2017 and Q1 2016. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q1 2017 and Q1 2016. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q1 2017 and Q1 2016. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for Q1 2017 and Q1 2016. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) published by American Metal Market.

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
Our operating income (loss) may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

Quarter Updates

New Business Development
During the three months ended March 31, 2017, we acquired two environmental solutions businesses, in separate transactions, for a total of $16 million. These acquisitions further expand our Covanta Environmental Solutions capabilities, including client service offerings and geographic reach.

Capital Allocation
Our key capital allocation activities in the first quarter of 2017 included the following:

•	$33 million declared in dividends to stockholders; and

•
$50 million for other growth investments including $20 million towards construction of the Dublin EfW facility, $16 million to acquire two environmental services businesses and $11 million for various organic growth investments, which include metals recovery projects, investments related to our profiled waste and environmental services businesses, and continuous improvement projects.

Contract Extensions
In February 2017, we extended our agreement with the Southeastern Connecticut Regional Resource Recovery Authority for waste disposal at our Southeast Connecticut EfW facility for an additional four years, restructuring the new contract as a tip fee arrangement.
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
The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Polices and Note 3. New Business and Asset Management of our Annual Report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.
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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

Three Months Ended March 31, 2017 and 2016

Consolidated:	For the Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$286	$279	$7
Energy revenue	86	101	(15)
Recycled metals revenue	16	13	3
Other operating revenue	16	10	6
Total operating revenue	404	403	1
OPERATING EXPENSE:
Plant operating expense	332	315	17
Other operating expense	15	12	3
General and administrative expense	28	23	5
Depreciation and amortization expense	52	52	—
Impairment charges	—	15	(15)
Total operating expense	427	417	10
Operating loss	$(23)	$(14)	$(9)

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
EfW waste processing & handling	$231	$227	$4
Environmental services	27	21	6
Municipal services	44	43	1
Other revenue	8	9	—
Intercompany	(23)	(21)	(3)
Total waste and service revenue	$286	$279	7

North America segment - EfW facilities - Tons (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
Contracted	4.0	4.1	(0.1)
Uncontracted	0.6	0.6	—
Total tons	4.6	4.6	(0.1)
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.
Waste and service revenue increased by $7 million year-over-year, driven by organic growth. Within organic growth, EfW waste processing revenue increased by $4 million, with higher average revenue per ton, including the benefit of profiled waste growth, partially offset by a $3 million decrease due to downtime at the Fairfax facility, and environmental services revenue increased by $6 million.

Energy Revenue

Consolidated (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
EfW energy sales	$76	$83	$(7)
EfW capacity	9	10	(1)
Other revenue	—	8	(8)
Total energy revenue	$86	$101	(15)
(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended March 31,						Variance Increase (Decrease)
	2017			2016			2017 vs 2016
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$5	0.2	15%	$7	0.2	17%
Contracted	51	0.6	42%	60	0.7	53%
Hedged	29	0.6	43%	26	0.4	30%
Total EfW	$85	1.4	100%	$93	1.4	100%	$(8)	—

(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.
Energy revenue decreased by $15 million for the three month comparative period, driven by a $9 million decline related to transactions ($7 million resulting from the exchange of our ownership interest in a facility in China and $2 million related to economically dispatching biomass facilities, both in the first quarter of 2016), $3 million from lower production at EfW facilities, and a $7 million decline related to the expiration of certain long-term energy contracts. These declines were partially offset by higher revenue following waste and service contract transitions of $3 million (as a result of increased share of energy revenue).

Recycled Metals Revenue

	Three Months Ended
Recycled Metals Revenue (in millions):	2017	2016
March 31,	$16	$13
June 30,	-	17
September 30,	-	14
December 31,	-	17
Total for the year ended December 31,	N/A	$61

	Three Months Ended March 31,
	Metal Revenue (in millions)		Tons Sold (in thousands) (1)		Tons Recovered (in thousands)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$10	$8	60	86	95	95
Non-Ferrous Metal	6	5	9	8	9	8
Total	$16	$13
(1) Represents the portion of total volume that is equivalent to Covanta's share of revenue under applicable client revenue sharing arrangements.

Recycled metals revenue increased $3 million for the three month comparable period, primarily due to higher ferrous market pricing of $7 million, partially offset by lower volume sold of $4 million related to the timing of inventory shipments in the quarter.

Other Operating Revenue
Other operating revenue increased by $6 million for the three month comparative period primarily due to higher construction activity.

Operating Expense
Plant Operating Expense

Consolidated (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
Plant maintenance (1)	$98	$89	$9
All other	234	226	8
Plant operating expense	$332	$315	17

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Plant operating expenses increased by $17 million for the three month comparable period, driven primarily by increased EfW plant maintenance expense ($9 million), escalation in wages and benefits ($7 million), and other costs incurred related to plant downtime (including at the Fairfax facility), partially offset by transactions which reduced plant operating expenses by $8 million on a net basis and the impact of contract transitions ($2 million).
Other Operating Expense
Other operating expenses increased by $3 million for the three month comparable period primarily due to higher construction activity, partially offset by increased insurance recoveries.
General and Administrative Expense
Consolidated general and administrative expenses increased for the three month comparative period by $5 million primarily due to an increase in wages and benefits and outside consulting costs.
Impairment Charges
During the three months ended March 31, 2016, we recorded impairment charges totaling $15 million. In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective on or about March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three Months Ended March 31, 2017 and 2016

Other Expense:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
Interest expense	$36	$34	$2
Loss on asset sales	4	—	(4)
Other expense, net	—	2	(2)
Total other expense	$40	$36	4
During the three months ended March 31, 2017, we recorded a $4 million charge for indemnification claims related to the sale of our interests in China. For additional information, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions.

Income Tax Benefit:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions, except percentages)
Income tax benefit	$11	$10	$1
Effective income tax rate	17%	20%	N/A
The difference between the effective tax rate for March 31, 2017 and 2016 is primarily attributable to changes in the mix of earnings and the discrete tax impact attributable to non-qualified stock options which expired during the three months ended March 31, 2017.
Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions, except per share amounts)
Net loss attributable to Covanta Holding Corporation	$(52)	$(37)	$(15)
Weighted average common shares outstanding:
Basic	129	129	—
Diluted	129	129	—
Loss per share attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.41)	$(0.29)	$(0.12)
Diluted	$(0.41)	$(0.29)	$(0.12)

Cash dividend declared per share	$0.25	$0.25	$—

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
Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include, impairment charges, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2017 and 2016, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Diluted loss per share	$(0.41)	$(0.29)
Reconciling items (a)	0.04	0.10
Adjusted EPS	$(0.37)	$(0.19)

(a)	Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2017	2016
Impairment charges (a)	$—	$15
Loss on asset sales (b)	4	—
Severance and reorganization costs	—	1
Effect on income of derivative instruments not designated as hedging instruments	—	4
Effect of foreign exchange gain on indebtedness	—	(1)
Total reconciling items, pre-tax	4	19
Pro forma income tax impact (c)	—	(7)
Grantor trust activity	1	—
Total reconciling items, net of tax	$5	$12
Diluted earnings per share impact	$0.04	$0.10
Weighted average diluted shares outstanding	129	129

(a)
During the three months ended March 31, 2016, we recorded a non-cash impairment totaling $15 million of which $13 million related to the previously planned closure of our Pittsfield EfW facility in March 2017, which we now continue to operate. See Results of Operations - Impairment charges discussion above.

(b)	During the three months ended March 31, 2017, we recorded a $4 million charge for indemnification claims related to the sale of our interests in China, which was completed in 2016.

(c)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2017. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2017 and 2016, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2017	2016
Net Loss Attributable to Covanta Holding Corporation	$(52)	$(37)
Depreciation and amortization expense	52	52
Interest expense, net	36	34
Income tax benefit	(11)	(10)
Impairment charges (a)	—	15
Loss on asset sales (a)	4	—
Debt service billing in excess of revenue recognized	1	1
Severance and reorganization costs	—	1
Non-cash compensation expense	5	5
Capital type expenditures at service fee operated facilities (b)	14	11
Other (c)	2	4
Adjusted EBITDA	$51	$76

(a)	See Adjusted EPS discussion above.

(b)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(c)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2017	2016
Cash flow provided by operating activities	$10	$35
Capital type expenditures at service fee operated facilities (a)	14	11
Cash paid for interest, net of capitalized interest	26	22
Cash paid for taxes, net	(1)	4
Adjustment for working capital and other	2	4
Adjusted EBITDA	$51	$76

(a)	See Adjusted EBITDA - Note (b).
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and available capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 6. Consolidated Debt. We typically receive cash distributions from our North America segment projects on a monthly basis. Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our stockholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements for at least the next twelve months.
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. We utilized the net proceeds of the 5.875% Notes offering to redeem the 7.25% Senior Notes due 2020. For further information, see Item 1. Financial Statements - Note 6. Consolidated Debt and Note 13. Subsequent Event.
In 2017, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets and for ongoing dividends to stockholders, in which case we would utilize our Revolving Credit Facility on an interim basis. In addition, we expect our Dublin EfW facility to commence commercial operations in late 2017, after which we expect it to contribute meaningfully to our financial results. For a full discussion of the factors impacting our 2017 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our Annual Report on Form 10-K for the year ended December 31, 2016. We intend to utilize debt financing as the primary means to fund investments in the growth of our business in 2017, including our committed investments in the Dublin EfW facility (utilizing non-recourse project financing arranged in 2014), and other growth investments (utilizing our borrowings under the Revolving Credit Facility).  For additional information regarding the financing arrangements referenced above, see Item 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2016.
We have substantial indebtedness, including $0.6 billion that will mature through 2020. We generally intend to refinance these instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of March 31, 2017. Further, we do not anticipate our existing debt covenants to restrict our ability to undertake additional financing. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2016.
Beyond 2017, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, rates of new business growth in our environmental services operations, acquisitions and other growth investments, continuous improvement initiatives, and our ability to manage facility production and operating costs. Under our capital allocation policy, we intend to use any excess cash flow from operations above the amount of these on-going requirements to either invest in growth opportunities, repay indebtedness, and/or repurchase stock.  If and as we identify attractive growth investment opportunities that exceed our expected cash flow from operations, we will continue to consider utilizing debt financing to the extent that it is available in the market on acceptable terms.

Other Factors Affecting Liquidity
As of March 31, 2017, we held cash balances of $444 million, of which $57 million were held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of March 31, 2017, we had restricted cash of $104 million, of which $12 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.
As of March 31, 2017, we had unused and available capacity under our Revolving Credit Facility of $444 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 6. Consolidated Debt.
During the three months ended March 31, 2017, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in April 2017. We expect to repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of March 31, 2017, the amount remaining under our currently authorized share repurchase program was $66 million.
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2016. For additional information regarding the 5.875% Notes due 2025 and the 7.25% Notes due 2020, see Item 1. Financial Statements — Note 6. Consolidated Debt and Note 13. Subsequent Event. For additional information on other commitments, see Item 1. Financial Statements — Note 12. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2017 and 2016:
Net cash provided by operating activities for the three months ended March 31, 2017 was $10 million, a decrease of $25 million from the prior year period. The decrease was primarily due to the operating performance as discussed above. The contribution from working capital was flat as compared to prior year as increased collections of accounts receivables were offset by payment of bonus compensation in the first quarter of 2017 which was absent in the first quarter of 2016.
Net cash used in investing activities for the three months ended March 31, 2017 was $77 million, a net decrease of $18 million from the prior year period. The net decrease in cash used was principally attributable to reduced purchases of property, plant and equipment of $24 million, including a lower rate of spend for construction of the Dublin EfW facility in the quarter, offset by an increase in acquisition spending of $7 million.
Net cash provided by financing activities for the three months ended March 31, 2017 was $426 million, a net increase of $358 million from the prior period. The increase was primarily attributable to proceeds received from the issuance of our 5.875% Senior Notes due July 2025, of $400 million, offset by lower net borrowings under the revolving credit facility of $38 million.
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
We use the non-GAAP financial measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA and Adjusted EPS (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2017 and 2016, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended March 31,
	2017	2016
Cash flow provided by operating activities	$10	$35
Less: Maintenance capital expenditures (a)	(27)	(36)
Free Cash Flow	$(17)	$(1)
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(50)	$(59)
Property insurance proceeds	2	—
Other investing activities, net	(2)	—
Total investments	$(50)	$(59)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(33)
Common stock repurchased	—	(20)
Total return of capital to stockholders	$(33)	$(53)
Capital raising activities:
Net proceeds from issuance of corporate debt (c)	$393	$—
Proceeds from Dublin financing	33	37
Change in restricted funds held in trust	4	10
Other financing activities, net	(4)	1
Deferred financing costs	(1)	(3)
Net proceeds from capital raising activities	$425	$45
Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$—
Net cash used for scheduled principal payments on project debt (d)	(7)	(4)
Payments on equipment financing leases	(1)	(1)
Total debt repayments	$(9)	$(5)
Borrowing activities - Revolving credit facility, net	$43	$81
Effect of exchange rate changes on cash and cash equivalents	$1	$2
Net change in cash and cash equivalents	$360	$10

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2017	2016
Maintenance capital expenditures	$(27)	$(36)
Capital expenditures associated with organic growth initiatives	(11)	(14)
Capital expenditures associated with the New York City contract	—	(1)
Capital expenditures associated with the Essex County EfW emissions control system	(3)	(10)
Capital expenditures associated with construction of the Dublin EfW facility	(20)	(25)
Total capital expenditures associated with growth investments	(34)	(50)
Capital expenditures associated with property insurance events	(1)	—
Total purchases of property, plant and equipment	$(62)	$(86)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended March 31,
	2017	2016
Capital expenditures associated with growth investments	$(34)	$(50)
Acquisitions, net of cash acquired	(16)	(9)
Total growth investments	$(50)	$(59)

(c)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from borrowings on long-term debt	$400	$—
Less: Financing costs related to issuance of long-term debt	(7)	—
Net proceeds from issuance of corporate debt	$393	$—

(d)	Calculated as follows:

	Three Months Ended March 31,
	2017	2016
Total scheduled principal payments on project debt	$(9)	$(8)
Decrease in related restricted funds held in trust	2	4
Net cash used for scheduled principal payments on project debt	$(7)	$(4)
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2017 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no material changes during the three months ended March 31, 2017 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2017. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, our disclosure controls and procedures were not effective to provide such reasonable assurance, because the previously reported material weakness discussed below has not yet been remediated. We have advised our audit committee of these deficiencies in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.
Because such material weakness was determined to exist, we performed additional procedures to ensure our condensed consolidated financial statements included in this quarterly report on Form 10-Q presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address this control deficiency or may determine that it is necessary to modify the remediation plan described below. The operation of each of the control changes will need to be observed for a period of time before management is able to conclude that the material weakness has been remediated. If not remediated, this material weakness could result in a material misstatement to our consolidated financial statements. Management continues to monitor implementation of its remediation plans and timetables and believes the efforts described below will effectively remediate this material weakness.
Income Taxes
During the quarter ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting related to the precision of the review to ensure the accuracy of certain cumulative deferred tax balances, including the precision of the review to ensure the accuracy of the state income tax rate applied to certain cumulative deferred tax balances and the review of the tax impact of certain business transactions.
We have continued to observe the operation of each of the control changes effected as part of our remediation efforts implemented during 2016 as described in Item 9A. Controls and Procedures in our 2016 Form 10-K. Our overall remediation plan also includes the following controls implemented effective January 1, 2017, which were put in place to enhance the previously described remediation efforts:

•	Enhance the analysis of tax-sensitive aspects of a business transaction;

•	Formalize the documentation of the above referenced tax analysis; and

•	Implement a review, by the Vice President of Tax, of the above referenced tax analysis prior to finalizing.

Although the control changes have been implemented, we continue to observe and refine them as appropriate, and we have concluded that the period of time over which the operating effectiveness of newly implemented and modified controls was not yet sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2017, the Company withheld 235,066 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.
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

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ BRADFORD J. HELGESON
Bradford J. Helgeson
Executive Vice President, Chief Financial Officer

By:	/S/ MANPREET S. GREWAL
Vice President and Chief Accounting Officer
Date: April 27, 2017