Form 10-Q
period 2017-06-30
COVANTA HOLDING CORP
filed 2017-07-28
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common Stock, $0.10 par value	131,024,826

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$310	$297	$596	$576
Energy revenue	75	86	161	187
Recycled metals revenue	15	17	31	30
Other operating revenue	24	18	40	28
Total operating revenue	424	418	828	821
OPERATING EXPENSE:
Plant operating expense	319	314	651	629
Other operating expense	2	19	17	31
General and administrative expense	30	25	58	48
Depreciation and amortization expense	52	51	104	103
Impairment charges	1	4	1	19
Total operating expense	404	413	831	830
Operating income (loss)	20	5	(3)	(9)
Other expense:
Interest expense, net	(35)	(34)	(71)	(68)
Loss on asset sales	(2)	—	(6)	—
Loss on extinguishment of debt	(13)	—	(13)	—
Other income (expense), net	—	2	—	—
Total other expense	(50)	(32)	(90)	(68)
Loss before income tax (expense) benefit and equity in net income from unconsolidated investments	(30)	(27)	(93)	(77)
Income tax (expense) benefit	(8)	(3)	3	7
Equity in net income from unconsolidated investments	1	1	1	4
NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(37)	$(29)	$(89)	$(66)

Weighted Average Common Shares Outstanding:
Basic	130	129	129	129
Diluted	130	129	129	129

Loss Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.28)	$(0.23)	$(0.69)	$(0.51)
Diluted	$(0.28)	$(0.23)	$(0.69)	$(0.51)

Cash Dividend Declared Per Share:	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited, in millions)
Net loss attributable to Covanta Holding Corporation	$(37)	$(29)	$(89)	$(66)
Foreign currency translation	9	(3)	12	6
Net unrealized gain (loss) on derivative instruments, net of tax expense of $1, ($5), $1 and ($5), respectively	3	(13)	3	(20)
Other comprehensive income (loss) attributable to Covanta Holding Corporation	12	(16)	15	(14)
Comprehensive loss attributable to Covanta Holding Corporation	$(25)	$(45)	$(74)	$(80)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$48	$84
Restricted funds held in trust	50	56
Receivables (less allowances of $10 million and $9 million, respectively)	302	332
Prepaid expenses and other current assets	77	72
Total Current Assets	477	544
Property, plant and equipment, net	3,113	3,024
Restricted funds held in trust	55	54
Waste, service and energy contracts, net	257	263
Other intangible assets, net	39	34
Goodwill	312	302
Other assets	67	63
Total Assets	$4,320	$4,284
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$10	$9
Current portion of project debt	22	22
Accounts payable	54	98
Accrued expenses and other current liabilities	292	289
Total Current Liabilities	378	418
Long-term debt	2,368	2,243
Project debt	436	361
Deferred income taxes	606	617
Other liabilities	186	176
Total Liabilities	3,974	3,815
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 and 130, respectively)	14	14
Additional paid-in capital	816	807
Accumulated other comprehensive loss	(47)	(62)
Accumulated deficit	(436)	(289)
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders' equity	346	469
Total Liabilities and Equity	$4,320	$4,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2017	2016
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(89)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	104	103
Amortization of long-term debt deferred financing costs	3	4
Loss on asset sales	6	—
Impairment charges	1	19
Loss on extinguishment of debt	13	—
Provision for doubtful accounts	3	—
Stock-based compensation expense	11	9
Equity in net income from unconsolidated investments	(1)	(4)
Dividends from unconsolidated investments	—	1
Deferred income taxes	(6)	(8)
Other, net	(3)	1
Change in restricted funds held in trust	(1)	3
Change in working capital, net of effects of acquisitions	(15)	—
Net cash provided by operating activities	26	62
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(152)	(184)
Acquisition of businesses, net of cash acquired	(16)	(9)
Property insurance proceeds	5	—
Other, net	(3)	2
Net cash used in investing activities	(166)	(191)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—
Proceeds from borrowings on revolving credit facility	633	515
Proceeds from borrowings on Dublin project financing	60	77
Payments of borrowings on revolving credit facility	(501)	(370)
Payments on long-term debt	(412)	(1)
Payments on equipment financing capital leases	(2)	(2)
Payments on project debt	(12)	(9)
Payments of deferred financing costs	(9)	(3)
Cash dividends paid to stockholders	(65)	(65)
Change in restricted funds held in trust	5	18
Common stock repurchased	—	(20)
Other, net	4	(1)
Net cash provided by financing activities	101	139
Effect of exchange rate changes on cash and cash equivalents	3	2
Net (decrease) increase in cash and cash equivalents	(36)	12
Cash and cash equivalents at beginning of period	84	96
Cash and cash equivalents at end of period	$48	$108

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
Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), and also owns and operates related waste transport, processing and disposal assets. EfW serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.
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
Change in Accounting Principle
In March 2016, the Financial Accounting Standards Board ("FASB") issued an update to simplify the accounting for employee share-based payments, including income tax impacts, classification on the statement of cash flows, and forfeitures. We adopted this guidance effective January 1, 2017. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital on the balance sheet. As a result of applying this change prospectively, we recognized $0 and $0.5 million of tax expense in our provision for income taxes during the three and six months ended June 30, 2017, respectively. In addition, adoption of the new guidance resulted in a $9 million decrease to Accumulated deficit as of January 1, 2017, to recognize the cumulative effect of deferred income taxes for U.S. Federal net operating loss and other carryforwards attributable to excess tax benefits. Excess tax benefits were not recognized for financial reporting purposes in the prior period. We prospectively applied the guidance which requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Cash paid on employees’ behalf related to shares withheld for tax purposes was retrospectively applied and required reclassifying $4 million from cash provided by operating activities to cash provided by financing activities on our condensed consolidated statement of cash flows as of June 30, 2016. We have elected to account for forfeitures as they occur, rather than to estimate them; adoption of this accounting policy election resulted in a $1 million increase to Accumulated deficit as of January 1, 2017 to recognize the cumulative-effect of removing the forfeiture estimate.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In January 2017, the FASB issued updated guidance regarding business combinations, specifically on clarifying the definition of a business and provided a screen to determine whether or not an integrated set of assets and activities constitutes a business. We are required to adopt the updates in this standard in annual periods beginning after December 15, 2017, including interim periods therein. The standard must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We early adopted this guidance as of January 1, 2017.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-10 “Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force),” which provides clarity on determining the customer in a service concession arrangement. The guidance, which is required to be adopted in the first quarter of 2018, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which updated guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis. Adoption of this guidance will eliminate the disclosure of Change in restricted funds held in trust, which we currently include in Net cash provided by operating activities and Net cash provided by financing activities on our condensed consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” requiring comprehensive recognition of current and deferred income taxes on intra-entity asset transfers other than inventory, which was previously prohibited. The guidance now requires us to recognize the tax expense from the intra-entity transfer of an asset when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We are required to adopt this guidance in the first quarter of 2018 on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which updated guidance on eight specific cash flow issues with regard to how cash receipts and cash payments are presented and classified in the statement of cash flows in order to clarify existing guidance and reduce diversity in practice. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis, unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated statement of cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in our consolidated statements of operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. This standard is required to be adopted in the first quarter of 2018, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The standard is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and certainty of revenue arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to January 1, 2018 and we will adopt the standard on January 1, 2018, as required. The standard can be adopted using either a full retrospective or modified retrospective approach as of the date of adoption. We continue to determine the impacts of the standard on our consolidated financial statements and have decided to adopt the standard using a modified retrospective approach which would result in a cumulative effect adjustment as of the date of adoption. Our implementation approach includes performing a detailed review of key contracts representative of the services that we provide and assessing the conformance of historical accounting policies and practices with the standard. Because the standard may impact our business processes, systems and controls, we continue to make progress on executing on a comprehensive change management project plan to implement the standard.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
The acquisitions in the section below are not material to our condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.
Environmental Services Acquisitions
During the six months ended June 30, 2017, we acquired three environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for approximately $17 million. These acquisitions expand our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.
China Investments
Prior to 2016, our interests in China included an 85% ownership of an EfW facility located in Jiangsu Province ("Taixing"), a 49% equity interest in an EfW facility located in Sichuan Province and a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., a company located in the Chongqing Municipality that is engaged in the business of providing design and engineering, procurement, construction services and equipment sales for EfW facilities in China, as well as operating services for EfW facilities.
During 2016, we completed the exchange of our ownership interests in China for a 15% ownership interest in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and subsequently sold approximately 90% of the aforementioned ownership interest in Sanfeng Environment to a third-party, a subsidiary of CITIC Limited ("CITIC"), a leading Chinese industrial conglomerate and investment company, pursuant to agreements entered into in July 2015. As a result, during the year ended December 31, 2016, we recorded a pre-tax gain of $41 million. We received pre-tax proceeds of $105 million. The gain resulted from the excess of pre-tax proceeds over the cost-method book value of $70 million, plus $5 million of realized gains on the related cumulative foreign currency translation adjustment, that were reclassified out of other comprehensive income. Subsequent to completing the exchange, Sanfeng Environment has made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. During the three and six months ended June 30, 2017, we recorded a $2 million and $6 million charge, respectively, related to these claims, which is included in loss on asset sales on our condensed consolidated statement of operations.
In 2016, in connection with these transactions, we entered into foreign currency exchange collars and forwards to hedge against rate fluctuations that impacted the cash proceeds in U.S. dollar terms. For more information, see Note 11. Derivative Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of June 30, 2017 and December 31, 2016, our remaining cost-method investment in Sanfeng Environment totaled $6 million and was included in our condensed consolidated balance sheet as a component of "Other assets." There were no impairment indicators related to our cost-method investment during the six months ended June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	130	129	129	129
Dilutive effect of stock options, restricted stock and restricted stock units (1)	—	—	—	—
Diluted weighted average common shares outstanding	130	129	129	129

(1) Excludes the following securities because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	—	1	1	1
Restricted stock	—	—	1	—
Restricted stock units	1	1	1	1

Equity
Dividends per Share
Dividends declared per share were $0.25 for each of the three month periods ended June 30, 2017 and 2016 and $0.50 for each of the six month periods ended June 30, 2017 and 2016. Cash dividends declared totaled $33 million for each of the three month periods ended June 30, 2017 and 2016 and $66 million for each of the six month periods ended June 30, 2017 and 2016.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2015	$(34)	$2	$(2)	$(34)
Other comprehensive income (loss) before reclassifications	6	—	(20)	(14)
Net current period comprehensive income (loss)	6	—	(20)	(14)
Balance at June 30, 2016	$(28)	$2	$(22)	$(48)

Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income before reclassifications	12	—	3	15
Net current period comprehensive income	12	—	3	15
Balance at June 30, 2017	$(29)	$2	$(20)	$(47)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Three Months Ended June 30, 2017
Operating revenue	$424	$—	$424
Depreciation and amortization expense	52	—	52
Impairment charges	1	—	1
Operating income (loss)	22	(2)	20

Three Months Ended June 30, 2016
Operating revenue	$418	$—	$418
Depreciation and amortization expense	51	—	51
Impairment charges	4	—	4
Operating income (loss)	7	(2)	5
	North America	All Other (1)	Total
Six Months Ended June 30, 2017
Operating revenue	$828	$—	$828
Depreciation and amortization expense	104	—	104
Impairment charges	1	—	1
Operating income (loss)	1	(4)	(3)

Six Months Ended June 30, 2016
Operating revenue	$814	$7	$821
Depreciation and amortization expense	103	—	103
Impairment charges	19	—	19
Operating loss	(7)	(2)	(9)

(1)	All other is comprised of the financial results of our operations outside of North America.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	June 30, 2017	December 31, 2016
LONG-TERM DEBT:
Revolving credit facility (3.42% - 3.67%)	$475	$343
Term loan, net (2.87%)	194	195
Credit Facilities Sub-total	$669	$538
7.25% Senior notes due 2020	$—	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
5.875% Senior notes due 2025	400	—
Less: deferred financing costs related to senior notes	(17)	(14)
Senior Notes Sub-total	$1,183	$1,186
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(5)
Tax-Exempt Bonds Sub-total	$459	$459
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	67	69
Total long-term debt	$2,378	$2,252
Less: current portion	(10)	(9)
Noncurrent long-term debt	$2,368	$2,243
PROJECT DEBT:
North America project debt:
4.00% - 5.00% project debt related to service fee structures due 2017 through 2035	$68	$78
5.00% Union capital lease due 2017 through 2053	97	99
5.25% - 6.20% project debt related to tip fee structures due 2017 through 2020	16	16
Unamortized debt premium, net	4	4
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$184	$196
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%) (1)	$235	$155
Debt discount related to Dublin senior loan	(5)	(6)
Less: deferred financing cost related to Dublin senior loan	(19)	(18)
Dublin senior loan, net	$211	$131
Dublin junior loan due 2022 (9.23% - 9.73%)	$64	$58
Debt discount related to Dublin junior loan	—	(1)
Less: deferred financing costs related to Dublin junior loan	(1)	(1)
Dublin junior loan, net	$63	$56
Total other project debt, net	$274	$187
Total project debt	$458	$383
Less: Current portion	(22)	(22)
Noncurrent project debt	$436	$361
TOTAL CONSOLIDATED DEBT	$2,836	$2,635
Less: Current debt	(32)	(31)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,804	$2,604
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
Revolving Credit Facility
As of June 30, 2017, we had unused capacity under the Revolving Credit Facility as follows (in millions):

	Total		Direct Borrowings as of	Outstanding Letters of Credit as of	Unused Capacity as of
	Credit Facility	Expiring (1)	June 30, 2017	June 30, 2017	June 30, 2017
Revolving Credit Facility	$1,000	2020	$475	$190	$335
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.
Repayment Terms
As of June 30, 2017, the Term Loan has mandatory remaining amortization payments of $3 million in 2017, $5 million in both of the years 2018 and 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2017.
5.875% Senior Notes due 2025 (the "5.875% Notes")
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. Interest on the 5.875% Notes is payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2017, and the 5.875% Notes will mature on July 1, 2025 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. On April 3, 2017, we used a portion of the net proceeds of the 5.875% Notes offering to fund the redemption of the 7.25% Senior Notes due 2020. For additional information see Redemption of 7.25% Senior Notes due 2020 below.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Redemption of 7.25% Senior Notes due 2020 (7.25% Senior Notes)
On April 3, 2017, we redeemed our 7.25% Senior Notes due 2020 using a portion of net proceeds from the issuance of the 5.875% Senior Notes due 2025 and borrowings under our credit facility. During the three months ended June 30, 2017, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $4 million recognized in our condensed consolidated statements of operations as a loss on extinguishment of debt.

Other Non-current Liabilities
As of June 30, 2017, the Dublin convertible preferred instrument of $97 million (€85 million) was included as a component of "Other noncurrent liabilities" in our condensed consolidated balance sheet.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capitalized interest	$12	$7	$20	$13

NOTE 7. INCOME TAXES
We have record our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. The effective tax rate ("ETR") was 4% and 9% for the six months ended June 30, 2017 and June 30, 2016, respectively. The decrease in the ETR was primarily attributable to changes in the mix of earnings and the discrete tax adjustments attributable to non-qualified stock options which expired in the six months ended June 30, 2017 and changes in the reserve for uncertain tax positions.
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
Pass through costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pass through costs	$13	$9	$23	$19

Insurance Recoveries
Plymouth Energy-from-Waste Facility
In May 2016, our Plymouth energy-from-waste facility experienced a turbine generator failure. Damage to the turbine generator was extensive and operations at the facility were suspended promptly to assess the cause and extent of damage. The facility is capable of processing waste without utilizing the turbine generator to generate electricity, and we resumed waste processing operations in early June of 2016. The facility resumed generating electricity early in the first quarter of 2017 after the generator and other damaged equipment were replaced.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Fairfax County Energy-from-Waste Facility
In February 2017, our Fairfax County energy-from-waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. We expect the facility to resume operations in the fourth quarter of 2017. We expect receipt of insurance recoveries for both property loss and business interruption to continue through the balance of 2017 and into the first half of 2018.  The overall impact of the fire, net of insurance, on financial results in 2017 will be impacted by the timing of receipt of insurance recoveries.
The cost of repair or replacement and business interruption losses for the above matters are insured under the terms of applicable insurance policies, subject to deductibles.We recorded insurance recoveries, as a reduction to Other operating expense, net, in our consolidation statement of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Insurance recoveries for property costs, net of impairment charges	$3	$—	$3	$—
Insurance recoveries for business interruption and clean-up costs, net of costs incurred	$17	$—	$18	$—

Impairment charges
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
In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the six months ended June 30, 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.
NOTE 9. STOCK-BASED AWARD PLANS
During the six months ended June 30, 2017 we awarded certain employees grants of 802,613 shares of restricted stock and 77,541 restricted stock units ("RSUs"). The restricted stock awards and RSUs will be expensed over the requisite service period. The terms of the restricted stock awards and the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards and RSUs will generally vest during March of 2018, 2019, and 2020.
Additionally, during the six, months ended June 30, 2017, we awarded certain employees grants of 440,070 performance based RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
On May 4, 2017, we awarded 14,286 shares of restricted stock and 82,144 RSUs for annual director compensation. Additionally, on June 15, 2017, we awarded 4,701 shares of RSUs for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the six months ended June 30, 2017, we withheld 235,066 shares of our common stock in connection with tax withholdings for vested stock awards.
Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share based compensation expense	$6	$4	$11	$9
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2017
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 14	1.6
Restricted stock units	$ 13	2.1
NOTE 10. FINANCIAL INSTRUMENTS
Fair Value Measurements
Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then significant other observable inputs (Level 2 inputs) and the lowest priority to significant unobservable inputs (Level 3 inputs).The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
For cash and cash equivalents, restricted funds, marketable securities and accounts receivable, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.

•	Fair values for long-term debt and project debt are determined using quoted market prices (Level 1).

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to us as of June 30, 2017. Such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2017 and December 31, 2016:

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2017	December 31, 2016
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$44	$79
Money market funds	1	4	5
Total cash and cash equivalents:		48	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	17	12
Money market funds	1	30	36
U.S. Treasury/Agency obligations (1)	1	10	14
State and municipal obligations	1	36	46
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	12	2
Total restricted funds held in trust:		105	110
Investments — mutual and bond funds (2)	1	2	2
Derivative asset — energy hedges (3)	2	4	3
Total assets:		$159	$199
Liabilities:
Derivative liability — energy hedges (4)	2	$—	$1
Derivative liability — interest rate swaps (4), (5)	2	$18	$20
Total liabilities:		$18	$21

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2017		As of December 31, 2016
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (6)	$303	$303	$333	$333
Liabilities:
Long-term debt	$2,378	$2,375	$2,252	$2,237
Project debt	$458	$464	$383	$387

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(5)	Included in other noncurrent liabilities in the condensed consolidated balance sheets.

(6)	Includes $1 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as June 30, 2017 and December 31, 2016.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency	Other income (expense), net	$—	$3	$—	$(1)
Effect on income of derivative instruments not designated as hedging instruments		$—	$3	$—	$(1)
Foreign Exchange Risk
During 2016, in order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the sale proceeds from our equity transfer agreement in China (See Note 3. Acquisitions and Dispositions), we entered into foreign currency exchange forwards with two financial institutions, covering approximately $100 million of notional, to protect against rate fluctuations pending the close of the sale of our ownership interest to CITIC. The foreign currency forwards were accounted for as derivative instruments and, accordingly, were recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." As of December 31, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled the remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero. During the six months ended June 30, 2016, cash provided by foreign currency exchange settlements totaled $3 million, and was included in net cash used in investing activities on our condensed consolidated statement of cash flows.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of June 30, 2017 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2017	1.4
2018	2.6
2019	0.1
Total	4.1
As of June 30, 2017, the net fair value of the energy derivatives of $4 million, pre-tax, was recorded as a $4 million current asset on our condensed consolidated balance sheet. The change in fair value was recorded as a component of AOCI. As of June 30, 2017, the amount of hedge ineffectiveness was not material. During the six months ended June 30, 2017, cash provided by and used in energy derivative settlements of $12 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows. During the six months ended June 30, 2016, cash provided by and used in energy derivative settlements of $22 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2017 and 2021, denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of June 30, 2017, the fair value of the interest rate swap derivative of $18 million, pre-tax, was recorded as a $3 million and $15 million current and noncurrent liability, respectively. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million, pre-tax, was recorded as a $2 million and $18 million current and noncurrent liability, respectively. There was an immaterial amount of ineffectiveness recognized in our condensed consolidated statements of operations as a component of "Interest expense, net" during the three and six months ended June 30, 2017 and June 30, 2016.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of June 30, 2017 and December 31, 2016, accruals for our loss contingencies were approximated $17 million and $11 million, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Commitments
Other commitments as of June 30, 2017 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$190	$—	$190
Letters of credit - other	67	—	67
Surety bonds	168	—	168
Total other commitments — net	$425	$—	$425
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
Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs related to defined contribution plans	$4	$4	$9	$8
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
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of June 30, 2017, we expect to incur approximately $33 million of additional capital expenditures, primarily for transportation equipment.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and six months ended June 30, 2017. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of June 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2017	June 30, 2016
Consumer Price Index (1)	1.6%	1.0%
PJM Pricing (Electricity) (2)	$27.73	$22.64
NE ISO Pricing (Electricity) (3)	$27.34	$23.49
Henry Hub Pricing (Natural Gas) (4)	$3.08	$2.14
#1 HMS Pricing (Ferrous Metals) (5)	$263	$220
Scrap Metals - Old Sheet & Old Cast (6)	$0.63	$0.58

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2017 and Q2 2016. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2017 and Q2 2016. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q2 2017 and Q2 2016. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q2 2017 and Q2 2016. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q2 2017 and Q2 2016. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.
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

Quarter Updates
New Business Development
During the six months ended June 30, 2017, we acquired three environmental solutions businesses, in separate transactions, for a total of $17 million. These acquisitions further expand our Covanta Environmental Solutions capabilities, including client service offerings and geographic reach.
In April 2017, we began utilizing our regional metals processing facility, located in Fairless Hills, Pennsylvania, to process non-ferrous metal recovered at our EfW facilities. The non-ferrous metals are cleaned and separated by size and type for purposes of improving product quality to create a higher-valued recycled metal product and expanding our potential end markets.
Capital Allocation
Our key capital allocation activities through the six months ended June 30, 2017, included the following:

•	$66 million declared in dividends to stockholders; and

•
$95 million for growth investments including $56 million towards construction of the Dublin EfW facility, $17 million to acquire three environmental services businesses and $20 million for various organic growth investments, which include metals recovery projects, investments related to our profiled waste and environmental services businesses, and continuous improvement projects.

Contract Extensions
In June 2017, we extended our agreement with the Delaware County Solid Waste Authority to process waste at our Delaware Valley EfW facility for an additional five years under terms similar to our existing contract.
In February 2017, we extended our agreement with the Southeastern Connecticut Regional Resource Recovery Authority for waste disposal at our Southeast Connecticut EfW facility for an additional four years, restructuring the new contract as a tip fee arrangement.
Fairfax County Energy-from-Waste Facility
In February 2017, our Fairfax County energy-from-waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. We expect the facility to resume operations in the fourth quarter of 2017. The cost of repair or replacement and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We expect receipt of insurance recoveries for both property loss and business interruption to continue through the balance of 2017 and into the first half of 2018. The overall impact of the fire, net of insurance, on financial results in 2017 will be impacted by the timing of receipt of insurance recoveries. For additional information, see Item 1. Financial Statements - Note 8. Supplemental Information - Insurance Recoveries.
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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

Three Months Ended June 30, 2017 and 2016

Consolidated:	Three Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$310	$297	$12
Energy revenue	75	86	(11)
Recycled metals revenue	15	17	(2)
Other operating revenue	24	18	6
Total operating revenue	424	418	6
OPERATING EXPENSE:
Plant operating expense	319	314	5
Other operating expense	2	19	(17)
General and administrative expense	30	25	5
Depreciation and amortization expense	52	51	1
Impairment charges	1	4	(3)
Total operating expense	404	413	(8)
Operating income	$20	$5	$14

Six Months Ended June 30, 2017 and 2016

Consolidated:	Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$596	$576	$20
Energy revenue	161	187	(26)
Recycled metals revenue	31	30	1
Other operating revenue	40	28	12
Total operating revenue	828	821	7
OPERATING EXPENSE:
Plant operating expense	651	629	22
Other operating expense	17	31	(14)
General and administrative expense	58	48	10
Depreciation and amortization expense	104	103	1
Impairment charges	1	19	(18)
Total operating expense	831	830	1
Operating loss	$(3)	$(9)	$6

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
EfW waste processing & handling	$242	$238	$473	$465	$4	$8
Environmental services	30	25	58	46	$5	12
Municipal services	52	49	96	92	$3	4
Other revenue	10	9	18	18	$1	—
Intercompany	(25)	(24)	(48)	(45)	$(1)	(3)
Total waste and service revenue	$310	$297	$596	$576	$12	20

North America segment - EfW facilities - Tons (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
Contracted	4.3	4.4	8.3	8.5	(0.1)	(0.2)
Uncontracted	0.5	0.5	1.0	1.1	—	—
Total tons	4.8	4.9	9.4	9.6	(0.1)	(0.2)
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.
Waste and service revenue increased by $12 million year-over-year, driven by $7 million of organic growth, $3 million due to transactions and $2 million due to service contract transitions. Within organic growth, EfW waste processing revenue increased $8 million due to higher average revenue per ton, primarily from profiled waste growth and environmental services revenue increased $3 million which was partially offset by a decrease in EfW waste processing revenue of $6 million from lower volume, primarily due to downtime at the Fairfax facility.
For the six month comparative period, waste and service revenue increased by $20 million year-over-year, driven by $15 million of organic growth, $3 million due to transactions and $2 million due to service contract transitions. Within organic growth, EfW waste processing revenue increased by $14 million, due to higher average revenue per ton primarily from profiled waste growth and environmental services revenue increased $8 million which was partially offset by a decrease in EfW waste processing revenue of $8 million from lower volume, primarily due to downtime at the Fairfax facility.

Energy Revenue

Consolidated (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
EfW energy sales	$64	$76	$141	$159	$(12)	$(18)
EfW capacity	11	10	20	19	1	—
Other revenue	—	—	—	9	—	(9)
Total energy revenue	$75	$86	$161	$187	(11)	(26)

(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended June 30,						Variance Increase (Decrease)
	2017			2016			2017 vs 2016
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$5	0.2	12%	$6	0.2	16%
Contracted	51	0.6	41%	63	0.9	55%
Hedged	19	0.7	47%	17	0.4	29%
Total EfW	$75	1.4	100%	$86	1.5	100%	$(11)	(0.1)

(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.
For the three month comparative period, energy revenue decreased by $11 million year-over-year. A favorable impact of $2 million from EfW energy pricing increases and $1 million from waste and service contract transitions was more than offset by an $8 million decline related to the expiration of certain long-term energy contracts and $7 million from lower production at EfW facilities, primarily due to downtime at the Fairfax facility.
For the six month comparative period, energy revenue decreased by $26 million year-over-year. A favorable impact of $3million from EfW energy pricing increases and $4 million from waste and service contract transitions was more than offset by a $15 million decline related to the expiration of certain long-term energy contracts, a $9 million decline related to transactions ($7 million resulting from the exchange of our ownership interest in a facility in China and $2 million related to economically dispatching biomass facilities, both in the first quarter of 2016), and $11 million from lower production at EfW facilities, primarily due to downtime at the Fairfax facility.

Recycled Metals Revenue

	Three Months Ended,
Recycled Metals Revenue (in millions):	2017	2016
March 31,	$16	$13
June 30,	15	17
September 30,		14
December 31,		17
Total for the year ended December 31,	N/A	$61

	Three Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$10	$11	98	102	68	77
Non-Ferrous Metal	4	6	9	9	5	9
Total	$15	$17

	Six Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$21	$19	193	197	128	163
Non-Ferrous Metal	10	11	18	16	14	17
Total	$31	$30

(1) Represents the portion of total volume that is equivalent to Covanta's share of revenue under applicable client revenue sharing arrangements.

For the three month comparative period, recycled metals revenue decreased $2 million primarily due to lower volume of non-ferrous sales ($4 million) related to the centralized processing of non-ferrous material and downtime at the Fairfax County facility, partially offset by higher pricing for non-ferrous of $2 million.
For the six month comparative period, recycled metals revenue increased $1 million primarily due higher pricing for ferrous material of $8 million, partially offset by lower ferrous volume of $6 million due to the timing of sales.

Other Operating Revenue
Other operating revenue increased by $6 million and $12 million for the three month and six month comparative period, respectively, primarily due to higher construction revenue.

Operating Expense
Plant Operating Expense

Consolidated (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
Plant maintenance (1)	$79	$82	$177	$172	$(4)	$5
All other	240	232	475	458	8	17
Plant operating expense	$319	$314	$651	$629	5	22

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expenses increased by $5 million for the three month comparable period, primarily driven by escalation in wages and benefits ($4 million), increased hauling and disposal ($2 million), and other organic cost increases ($2 million), partially offset by lower plant maintenance of $4 million due to the timing of maintenance activity.
Plant operating expenses increased by $22 million for the six month comparable period, driven by escalation in wages and benefits ($10 million), increased hauling and disposal ($2 million), other organic cost increases ($12 million), and increased plant maintenance expense ($5 million), partially offset by transactions which reduced plant operating expenses by $6 million on a net basis.

Other Operating Expense
Other operating expenses decreased by $17 million and $14 million for the three month and six month comparable periods, respectively, primarily due to higher insurance recoveries which are recorded as a contra expense, partially offset by higher construction expenses.
General and Administrative Expense
Consolidated general and administrative expenses increased for three month comparative period by $5 million primarily due to an increase in stock compensation expense and outside consulting costs for accounting services.
Consolidated general and administrative expenses increased for six month comparative period by $10 million primarily due to an increase in stock compensation expense and outside consulting costs for accounting services.
Impairment Charges
During the three months ended June 30, 2016, due to operational difficulties and the decline in the scrap metals market, we recorded an impairment to our investment in the Tartech joint venture of $3 million, pre-tax, which represented our portion of the carrying value in excess of the fair value of the entity.
During the six months ended June 30, 2016, we recorded an impairment charge related to the previously planned closure of our Pittsfield EfW facility. In March 2016, we exercised an early termination option available under the steam sale agreement at this facility that would have been effective on or about March 2017.  Upon termination of the steam agreement, we intended to cease operations at this facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Six Months Ended June 30, 2017 and 2016

Other Expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
			(In millions)
Interest expense	35	34	$71	$68	1	$3
Loss on asset sales	2	—	6	—	2	(6)
Loss on extinguishment of debt	13	—	13	—	13	(13)
Other income, net	—	(2)	—	—	2	—
Total other expense	$50	$32	$90	$68	18	22
The loss on asset sales is due to charges for indemnification claims related to the sale of our interests in China. For additional information, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions. The loss on extinguishment of debt is attributable to the redemption of our 7.25% Senior Notes due 2020 on April 3, 2017. As a result of the redemption, during the three months ended June 30, 2017, we recorded a prepayment charge of approximately $9 million and a write-off of the remaining deferred financing costs of approximately $4 million. For additional information, see Item 1. Financial Statements - Note 6. Consolidated Debt.

Income Tax (Expense) Benefit:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
			(In millions, except percentages)
Income tax (expense) benefit	$(8)	$(3)	$3	$7	$(5)	$(4)
Effective income tax rate	24%	14%	4%	9%	N/A	N/A
The difference between the effective tax rate for June 30, 2017 and 2016 is primarily attributable to changes in the mix of earnings and the discrete tax adjustments attributable to non-qualified stock options which expired in the six months ended June 30, 2017 and changes in the reserve for uncertain tax positions.
Net Loss Attributable to Covanta Holding Corporation and Loss Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Month	Six Month
	(In millions, except per share amounts)
Net loss attributable to Covanta Holding Corporation	$(37)	$(29)	$(89)	$(66)	$(8)	$(23)
Weighted average common shares outstanding:
Basic	130	129	129	129	1	—
Diluted	130	129	129	129	1	—
Loss per share attributable to Covanta Holding Corporation Stockholders:
Basic	$(0.28)	$(0.23)	$(0.69)	$(0.51)	$(0.05)	$(0.18)
Diluted	$(0.28)	$(0.23)	$(0.69)	$(0.51)	$(0.05)	$(0.18)

Cash dividend declared per share	$0.25	$0.25	$0.50	$0.50	$—	$—

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2017 and 2016, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted loss per share	$(0.28)	$(0.23)	$(0.69)	$(0.51)
Reconciling items (a)	0.06	0.01	0.10	0.10
Adjusted EPS	$(0.22)	$(0.22)	$(0.59)	$(0.41)

(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2017	2016	2017	2016
Impairment charges (a)	$1	$4	$1	$19
Loss on asset sales (b)	2	—	6	—
Severance and reorganization costs	1	1	1	2
Insurance recoveries	(3)	—	(3)	—
Loss on extinguishment of debt	13	—	13	—
Effect on income of derivative instruments not designated as hedging instruments	—	(3)	—	1
Effect of foreign exchange gain on indebtedness	(1)	—	(1)	(1)
Total reconciling items, pre-tax	13	2	17	21
Pro forma income tax impact (c)	(5)	(1)	(5)	(8)
Grantor trust activity	—	—	1	—
Total reconciling items, net of tax	$8	$1	$13	$13
Diluted earnings per share impact	$0.06	$0.01	$0.10	$0.10
Weighted average diluted shares outstanding	130	129	129	129

(a)	During the three months ended June 30, 2016 we recorded a non-cash impairment totaling $4 million, of which $3 million related to an investment in a joint venture to recover and recycle metals.
During the six months ended June 30, 2016, we recorded a non-cash impairment totaling $19 million of which $13 million related to the previously planned closure of our Pittsfield EfW facility in March 2017, which we now continue to operate.
See Results of Operations - Impairment charges discussion above.

(b)
During the three months and six months ended June 30, 2016, we recorded a $2 million and $6 million charge, respectively, for indemnification claims related to the sale of our interests in China, which was completed in 2016.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2017. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss Attributable to Covanta Holding Corporation	$(37)	$(29)	$(89)	$(66)
Depreciation and amortization expense	52	51	104	103
Interest expense, net	35	34	71	68
Income tax expense (benefit)	8	3	(3)	(7)
Impairment charges (a)	1	4	1	19
Loss on asset sales (a)	2	—	6	—
Loss on extinguishment of debt	13	—	13	—
Insurance recoveries	(3)	—	(3)	—
Debt service billing in excess of revenue recognized	1	1	2	2
Severance and reorganization costs	1	1	1	2
Non-cash compensation expense	6	4	11	9
Other non-cash items	1	—	3	3
Capital type expenditures at service fee operated facilities (b)	12	12	26	23
Other (c)	1	1	1	2
Total adjustments	130	111	233	224
Adjusted EBITDA	$93	$82	$144	$158

(a)	See Adjusted EPS discussion above.

(b)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(c)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow provided by operating activities	$16	$27	$26	$62
Capital type expenditures at service fee operated facilities (a)	12	12	26	23
Cash paid for interest, net of capitalized interest	41	45	67	67
Cash paid for taxes, net	2	—	1	4
Adjustment for working capital and other	22	(2)	24	2
Adjusted EBITDA	$93	$82	$144	$158

(a)	See Adjusted EBITDA - Note (b).
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
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. We utilized the net proceeds of the 5.875% Notes offering together with funds borrowed under our Credit Facilities, to redeem the 7.25% Senior Notes due 2020. For further information, see Item 1. Financial Statements - Note 6. Consolidated Debt.
We have substantial indebtedness, including approximately $650 million that will mature through 2020. We generally intend to refinance these instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of June 30, 2017. Further, we do not anticipate our existing debt covenants to restrict our ability to undertake additional financing. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Beyond 2017, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, rates of new business growth in our environmental services operations, acquisitions and other growth investments, continuous improvement initiatives, and our ability to manage facility production and operating costs. Under our capital allocation policy, we intend to use any excess cash flow from operations above the amount of ongoing requirements for capital expenditures to maintain our existing assets and for ongoing dividends to stockholders either to invest in growth opportunities or to repay indebtedness.  If and as we identify attractive growth investment opportunities that exceed our expected cash flow from operations, we will continue to consider utilizing debt financing to the extent that it is available in the market on acceptable terms.

Other Factors Affecting Liquidity
As of June 30, 2017, we held cash balances of $48 million, of which $45 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of June 30, 2017, we had restricted cash of $105 million, of which $13 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.
As of June 30, 2017, we had unused capacity under our Revolving Credit Facility of $335 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 6. Consolidated Debt.
During the three months ended June 30, 2017, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in July 2017. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2017, the amount remaining under our currently authorized share repurchase program was $66 million.
Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2016. For additional information regarding the 5.875% Notes due 2025 and the 7.25% Notes due 2020, see Item 1. Financial Statements — Note 6. Consolidated Debt. For additional information on other commitments, see Item 1. Financial Statements — Note 12. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2017 and 2016:
Net cash provided by operating activities for the six months ended June 30, 2017 was $26 million, a decrease of $36 million from the prior year period. The decrease was primarily due to the operating performance as discussed above. The unfavorable contribution from working capital as compared to prior year was primarily due to payment of bonus compensation in the first half of 2017 which was absent in the first half of 2016, partially offset by higher collections of accounts receivables.
Net cash used in investing activities for the six months ended June 30, 2017 was $166 million, a net decrease of $25 million from the prior year period. The net decrease in cash used was principally attributable to reduced purchases of property, plant and equipment of $32 million, including a lower rate of spend for construction of the Dublin EfW facility in the quarter, offset by an increase in acquisition spending of $7 million.
Net cash provided by financing activities for the six months ended June 30, 2017 was $101 million, a net decrease of $38 million from the prior period. The decrease was attributable to lower net borrowings under the revolving credit facility of $13 million, lower proceeds from our Dublin financing arrangement of $17 million and increased net repayments of long-term debt of $12 million as compared to the prior year period.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2017 and 2016, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$16	$27	$26	$62
Less: Maintenance capital expenditures (a)	(37)	(32)	(64)	(68)
Free Cash Flow	$(21)	$(5)	$(38)	$(6)
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(45)	$(66)	$(95)	$(125)
Property insurance proceeds	3	—	5	—
Capital expenditures associated with property insurance events	(8)	—	(9)	—
Other investing activities, net	(2)	2	(3)	2
Total investments	$(52)	$(64)	$(102)	$(123)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(32)	$(32)	$(65)	$(65)
Common stock repurchased	—	—	—	(20)
Total return of capital to stockholders	$(32)	$(32)	$(65)	$(85)
Capital raising activities:
Net proceeds from issuance of corporate debt (c)	$—	$—	$393	$—
Proceeds from Dublin financing	27	40	60	77
Change in restricted funds held in trust	(4)	3	—	13
Other financing activities, net	8	(2)	4	(1)
Deferred financing costs	(1)	—	(2)	(3)
Net proceeds from capital raising activities	$30	$41	$455	$86
Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(1)	$(2)	$(1)
Net cash used for scheduled principal payments on project debt (d)	—	—	(7)	(4)
Voluntary prepayment of corporate debt	(410)	—	(410)	—
Payments on equipment financing leases	(1)	(1)	(2)	(2)
Total debt repayments	$(412)	$(2)	$(421)	$(7)
Borrowing activities - Revolving credit facility, net	$89	$64	$132	$145
Effect of exchange rate changes on cash and cash equivalents	$2	$—	$3	$2
Net change in cash and cash equivalents	$(396)	$2	$(36)	$12

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$(37)	$(32)	$(64)	$(68)
Capital expenditures associated with construction of the Dublin EfW facility	(36)	(48)	(56)	(73)
Capital expenditures associated with organic growth initiatives	(9)	(8)	(20)	(22)
Capital expenditures associated with the New York City contract	—	(2)	—	(3)
Capital expenditures associated with the Essex County EfW emissions control system	—	(8)	(3)	(18)
Total capital expenditures associated with growth investments	(45)	(66)	(79)	(116)
Capital expenditures associated with property insurance events	(8)	—	(9)	—
Total purchases of property, plant and equipment	$(90)	$(98)	$(152)	$(184)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital expenditures associated with growth investments	$(45)	$(66)	$(79)	$(116)
Acquisitions, net of cash acquired	—	—	(16)	(9)
Total growth investments	$(45)	$(66)	$(95)	$(125)

(c)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from borrowings on long-term debt	$—	$—	$400	$—
Less: Financing costs related to issuance of long-term debt	—	—	(7)	—
Net proceeds from issuance of corporate debt	$—	$—	$393	$—

(d)	Calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total scheduled principal payments on project debt	$(3)	$(1)	$(12)	$(9)
Decrease in related restricted funds held in trust	3	1	5	5
Net cash used for scheduled principal payments on project debt	$—	$—	$(7)	$(4)
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.
Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2017 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no material changes during the six months ended June 30, 2017 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2017. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, our disclosure controls and procedures were not effective to provide such reasonable assurance, because the previously reported material weakness in the tax area, discussed below, has not yet been remediated. We have advised our audit committee of this deficiency in our internal control over financial reporting, and the fact that this deficiency constitutes a "material weakness."
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
Income Taxes
During the quarter ended June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that we have not fully remediated the previously-reported material weakness related to the precision of the review to ensure the accuracy of certain cumulative deferred tax balances, including the state income tax rate applied to certain cumulative deferred tax balances, and the review of the tax impact of certain business transactions.
Since first reporting this material weakness during the quarter ended June 30, 2015, we have continued to observe the operation of each of the control changes effected as part of our remediation efforts implemented during 2016 as described in Item 9A. Controls and Procedures in our 2016 Form 10-K, as well as the following changes implemented effective January 1, 2017 which were put in place to enhance the previously described remediation efforts:

•	Enhanced analysis of tax-sensitive aspects of a business transaction;

•	Formalized documentation of the above referenced tax analysis; and

•	Enhanced review of the above referenced tax analysis prior to finalizing.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address this control deficiency or may determine that it is necessary to modify the remediation plan described above. Management continues to monitor implementation of its remediation plans and timetables and believes the efforts described above will effectively remediate this material weakness.
Although the control changes have been implemented, we continue to observe and refine them as appropriate, and we have concluded that the period of time over which the operating effectiveness of newly implemented and modified controls is not yet sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
(a)    None.
(b)    Not applicable.
Item 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Covanta Holding Corporation Non-Employee Director Restricted Stock Unit Award Agreement
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase

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
Date: July 28, 2017