Form 10-Q
period 2017-09-30
COVANTA HOLDING CORP
filed 2017-10-27
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 20, 2017
Common Stock, $0.10 par value	131,014,890

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2016 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$306	$299	$902	$875
Energy revenue	80	92	241	279
Recycled metals revenue	23	14	54	44
Other operating revenue	20	16	60	44
Total operating revenue	429	421	1,257	1,242
OPERATING EXPENSE:
Plant operating expense	301	272	952	901
Other operating expense, net	7	14	24	45
General and administrative expense	24	23	82	71
Depreciation and amortization expense	51	52	155	155
Impairment charges	—	—	1	19
Total operating expense	383	361	1,214	1,191
Operating income	46	60	43	51
OTHER INCOME (EXPENSE):
Interest expense, net	(35)	(35)	(106)	(103)
Gain (loss) on asset sales	—	43	(6)	43
Loss on extinguishment of debt	—	—	(13)	—
Other income (expense), net	2	(1)	2	(1)
Total other (expense) income	(33)	7	(123)	(61)
Income (loss) before income tax benefit (expense) and equity in net (loss) income from unconsolidated investments	13	67	(80)	(10)
Income tax benefit (expense)	2	(12)	5	(5)
Equity in net (loss) income from unconsolidated investments	—	(1)	1	3
Net Income (Loss)	$15	$54	$(74)	$(12)

Weighted Average Common Shares Outstanding:
Basic	130	129	129	129
Diluted	131	131	129	129

Earnings (Loss) Per Share
Basic	$0.11	$0.42	$(0.58)	$(0.09)
Diluted	$0.11	$0.42	$(0.58)	$(0.09)

Cash Dividend Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited, in millions)
Net income (loss)	$15	$54	$(74)	$(12)
Foreign currency translation	4	(5)	16	1
Net unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $0, $1, $1 and ($4), respectively	(1)	—	2	(20)
Other comprehensive income (loss)	3	(5)	18	(19)
Comprehensive income (loss)	$18	$49	$(56)	$(31)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$37	$84
Restricted funds held in trust	56	56
Receivables (less allowances of $11 million and $9 million, respectively)	325	332
Prepaid expenses and other current assets	93	72
Total Current Assets	511	544
Property, plant and equipment, net	3,170	3,024
Restricted funds held in trust	32	54
Waste, service and energy contracts, net	254	263
Other intangible assets, net	38	34
Goodwill	313	302
Other assets	43	63
Total Assets	$4,361	$4,284
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$10	$9
Current portion of project debt	31	22
Accounts payable	64	98
Accrued expenses and other current liabilities	316	289
Total Current Liabilities	421	418
Long-term debt	2,365	2,243
Project debt	445	361
Deferred income taxes	605	617
Other liabilities	190	176
Total Liabilities	4,026	3,815
Commitments and Contingencies (Note 12)
Equity:
Covanta Holding Corporation stockholders' equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 and 130, respectively)	14	14
Additional paid-in capital	821	807
Accumulated other comprehensive loss	(44)	(62)
Accumulated deficit	(455)	(289)
Treasury stock, at par	(1)	(1)
Total Covanta Holding Corporation stockholders' equity	335	469
Total Liabilities and Equity	$4,361	$4,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2017	2016
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(74)	$(12)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	155	155
Amortization of deferred debt financing costs	5	5
Loss (gain) on asset sales	6	(43)
Impairment charges	1	19
Loss on extinguishment of debt	13	—
Stock-based compensation expense	16	13
Equity in net income from unconsolidated investments	(1)	(3)
Deferred income taxes	(7)	3
Other, net	—	3
Change in restricted funds held in trust	18	22
Change in working capital, net of effects of acquisitions	(18)	(12)
Net cash provided by operating activities	114	150
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(218)	(282)
Acquisition of businesses, net of cash acquired	(16)	(9)
Proceeds from asset sales	—	107
Property insurance proceeds	5	2
Other, net	(6)	4
Net cash used in investing activities	(235)	(178)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—
Proceeds from borrowings on revolving credit facility	806	658
Proceeds from borrowing on Dublin project financing	71	139
Payments of borrowings on revolving credit facility	(676)	(623)
Payments on long-term debt	(413)	(2)
Payments on equipment financing capital leases	(4)	(3)
Payments on project debt	(20)	(17)
Payment of deferred financing costs	(9)	(5)
Cash dividends paid to stockholders	(98)	(98)
Change in restricted funds held in trust	4	19
Common stock repurchased	—	(20)
Other, net	9	(4)
Net cash provided by financing activities	70	44
Effect of exchange rate changes on cash and cash equivalents	4	1
Net (decrease) increase in cash and cash equivalents	(47)	17
Cash and cash equivalents at beginning of period	84	96
Cash and cash equivalents at end of period	$37	$113

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
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. We have completed construction of an energy-from-waste facility in Dublin, Ireland, which we own and which commenced commercial operations in October 2017. For additional information regarding our reportable segment, see Note 5. Financial Information by Business Segments.
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
Change in Accounting Principle
In March 2016, the Financial Accounting Standards Board ("FASB") issued an update to simplify the accounting for employee share-based payments, including income tax impacts, classification on the statement of cash flows, and forfeitures. We adopted this guidance effective January 1, 2017. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital on the balance sheet and requires a tax benefit related to dividends paid on unvested share-based payment awards to be recognized as an income tax benefit on the income statement. As a result of applying this change prospectively, we recognized $0.5 million and zero of tax benefit in our provision for income taxes during the three and nine months ended September 30, 2017, respectively. In addition, adoption of the new guidance resulted in a $9 million decrease to Accumulated deficit as of January 1, 2017 to recognize the cumulative effect of deferred income taxes for U.S. Federal net operating loss and other carryforwards attributable to excess tax benefits. Excess tax benefits were not recognized for financial reporting purposes in the prior period. We prospectively applied the guidance which requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Cash paid on employees’ behalf related to shares withheld for tax purposes was retrospectively applied and required reclassifying $4 million from cash provided by operating activities to cash provided by financing activities on our condensed consolidated statement of cash flows as of September 30, 2016. We have elected to account for forfeitures as they occur, rather than to estimate them; adoption of this accounting policy election resulted in a $1 million increase to Accumulated deficit as of January 1, 2017 to recognize the cumulative-effect of removing the forfeiture estimate.

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
Reclassifications
Certain amounts have been reclassified in our prior period condensed consolidated balance sheet to conform to current year presentation and such amounts were not material to current and prior periods. Also, as discussed above under Change in Accounting Principle, certain amounts have been reclassified in our prior period condensed consolidated statements of cash flows to conform to current year presentation.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 “Derivatives and Hedging (Topic 815)” (“ASU 2017-12”). The amendments of ASU 2017-12 expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. This standard is required to be adopted in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-10 “Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force),” which provides clarity on determining the customer in a service concession arrangement. The guidance, which is required to be adopted in the first quarter of 2018, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. This guidance is not expected to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. This guidance is not expected to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323).” The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain new accounting standards are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures addressing the significance of the impact the standard will have on the financial statements when adopted. We have included such disclosures for ASU 2014-09 but not for ASU 2016-02 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, does not have a material impact on our consolidated financial statements. This ASU is effective upon issuance.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in our consolidated statements of operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. This standard is required to be adopted in the first quarter of 2018, with early adoption prohibited. This guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The standard is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and certainty of revenue arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to January 1, 2018 and we will adopt the standard on January 1, 2018, as required. The standard can be adopted using either a full retrospective or modified retrospective approach as of the date of adoption. We have decided to adopt the standard using a modified retrospective approach, which may result in a cumulative effect adjustment as of the date of adoption. Our implementation approach includes performing a detailed review of key contracts representative of the services that we provide and assessing the conformance of historical accounting policies and practices with the standard. We continue to determine the impacts of the standard on our consolidated financial statements and continue to make progress on executing on a comprehensive change management project plan to implement the standard.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
The acquisitions in the section below are not material to our condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.
Environmental Services Acquisitions
During the nine months ended September 30, 2017, we acquired three environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for approximately $17 million. These acquisitions expand our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.

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
Subsequent to completing the exchange, Sanfeng Environment has made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. During the three and nine months ended September 30, 2017, we recorded $0 and $6 million charge respectively, related to these claims, which is included in "gain (loss) on asset sales" on our condensed consolidated statement of operations.
As of September 30, 2017 and December 31, 2016, our remaining cost-method investment in Sanfeng Environment totaled $6 million and was included in our condensed consolidated balance sheet as a component of "Prepaid expenses and other current assets" and "Other assets," respectively.
During the three months ended September 30, 2017, we entered into an agreement with CITIC to sell our remaining investment in Sanfeng Environment. This sale is expected to close within the next 12 months, subject to certain conditions. As such, the Company has reclassified its cost-method investment in our consolidated balance sheet as a component of "Prepaid expenses and other current assets" as of September 30, 2017. There were no impairment indicators related to our cost-method investment during the nine months ended September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	130	129	129	129
Dilutive effect of stock options, restricted stock and restricted stock units (1)	1	2	—	—
Diluted weighted average common shares outstanding	131	131	129	129

(1) Excludes the following securities because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	—	1	1	1
Restricted stock	—	—	1	1
Restricted stock units	—	—	1	1

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Equity
Dividends per Share
Dividends declared were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Declared	$33	$33	$99	$99
Per Share	$0.25	$0.25	$0.75	$0.75

Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2015	$(34)	$2	$(2)	$(34)
Other comprehensive income (loss) before reclassifications	6	—	(20)	(14)
Amounts reclassified from accumulated other comprehensive (loss) income	(5)	—	—	(5)
Net current period comprehensive income (loss)	1	—	(20)	(19)
Balance at September 30, 2016	$(33)	$2	$(22)	$(53)

Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income (loss) before reclassifications	16	—	2	18
Net current period comprehensive income	16	—	2	18
Balance at September 30, 2017	$(25)	$2	$(21)	$(44)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2016	Affected Line Item in the Consolidated Statement of Operations

Foreign currency translation	$5	Gain on asset sales
	5	Total before tax
	—	Tax benefit
Total reclassifications	$5	Net of tax

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other	Total
Three Months Ended September 30, 2017
Operating revenue	$429	$—	$429
Depreciation and amortization expense	51	—	51
Impairment charges	—	—	—
Operating income (loss)	48	(2)	46

Three Months Ended September 30, 2016
Operating revenue	$421	$—	$421
Depreciation and amortization expense	52	—	52
Impairment charges	—	—	—
Operating income (loss)	62	(2)	60
	North America	All Other (1)	Total
Nine Months Ended September 30, 2017
Operating revenue	$1,257	$—	$1,257
Depreciation and amortization expense	155	—	155
Impairment charges	1	—	1
Operating income (loss)	49	(6)	43

Nine Months Ended September 30, 2016
Operating revenue	$1,235	$7	$1,242
Depreciation and amortization expense	155	—	155
Impairment charges	19	—	19
Operating income (loss)	55	(4)	51

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 6. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	September 30, 2017	December 31, 2016
LONG-TERM DEBT:
Revolving credit facility (3.02% - 3.27%)	$473	$343
Term loan, net (2.99%)	193	195
Credit Facilities Sub-total	$666	$538
7.25% Senior notes due 2020	$—	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
5.875% Senior notes due 2025	400	—
Less: deferred financing costs related to senior notes	(16)	(14)
Senior Notes Sub-total	$1,184	$1,186
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(5)
Tax-Exempt Bonds Sub-total	$459	$459
3.48% - 4.52% Equipment financing capital leases due 2024 through 2027	66	69
Total long-term debt	$2,375	$2,252
Less: current portion	(10)	(9)
Noncurrent long-term debt	$2,365	$2,243
PROJECT DEBT:
North America project debt:
4.00% - 5.00% project debt related to service fee structures due 2017 through 2035	$68	$78
5.00% Union capital lease due 2017 through 2053	95	99
5.25% - 6.20% project debt related to tip fee structures due 2017 through 2020	10	16
Unamortized debt premium, net	4	4
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$176	$196
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%) (1)	$257	$155
Less: debt discount related to Dublin senior loan	(4)	(6)
Less: deferred financing cost related to Dublin senior loan	(19)	(18)
Dublin senior loan, net	$234	$131
Dublin junior loan due 2022 (9.23% - 9.73%)	$67	$58
Less: debt discount related to Dublin junior loan	—	(1)
Less: deferred financing costs related to Dublin junior loan	(1)	(1)
Dublin junior loan, net	$66	$56
Total other project debt, net	$300	$187
Total project debt	$476	$383
Less: Current portion	(31)	(22)
Noncurrent project debt	$445	$361
TOTAL CONSOLIDATED DEBT	$2,851	$2,635
Less: Current debt	(41)	(31)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,810	$2,604
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
Revolving Credit Facility
As of September 30, 2017, we had unused capacity under the Revolving Credit Facility as follows (in millions):

	Total		Direct Borrowings as of	Outstanding Letters of Credit as of	Unused Capacity as of
	Credit Facility	Expiring (1)	September 30, 2017	September 30, 2017	September 30, 2017
Revolving Credit Facility	$1,000	2020	$473	$191	$336
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.
Repayment Terms
As of September 30, 2017, the Term Loan has mandatory remaining amortization payments of approximately $1 million in 2017, $5 million in both of the years 2018 and 2019 and $181 million in 2020. The Credit Facilities are pre-payable at par at our option at any time.
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
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We are in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2017.
5.875% Senior Notes due 2025 (the "5.875% Notes")
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. Interest on the 5.875% Notes is payable semi-annually on January 1 and July 1 of each year, which commenced on July 1, 2017, and the 5.875% Notes will mature on July 1, 2025 unless earlier redeemed or repurchased. Net proceeds from the sale of the 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. On April 3, 2017, we used a portion of the net proceeds of the 5.875% Notes offering to fund the redemption of the 7.25% Senior Notes due 2020. For additional information see Redemption of 7.25% Senior Notes due 2020 below.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Redemption of 7.25% Senior Notes due 2020 (7.25% Senior Notes)
On April 3, 2017, we redeemed our 7.25% Senior Notes due 2020 using a portion of net proceeds from the issuance of the 5.875% Senior Notes due 2025 and borrowings under our credit facility. During the nine months ended September 30, 2017, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $4 million recognized in our condensed consolidated statements of operations as a loss on extinguishment of debt.

Other Non-current Liabilities
As of September 30, 2017, the Dublin convertible preferred instrument of $102 million (€87 million) was included as a component of "Other noncurrent liabilities" in our condensed consolidated balance sheet.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capitalized interest	$12	$7	$32	$20

NOTE 7. INCOME TAXES
We have recorded our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. The effective tax rate ("ETR") was 6% and (50)% for the nine months ended September 30, 2017 and 2016, respectively. The net change in the ETR was primarily attributable to the increase of foreign loss which cannot be benefited, the discrete tax adjustments attributable to non-qualified stock options, which expired in the nine months ended September 30, 2017 and changes in the reserve for uncertain tax positions.

NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from municipal clients which sponsor an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements as a reduction to "Plant operating expense," in our consolidated statement of operations.
Pass through costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pass through costs	$14	$9	$37	$28
Other operating expenses, net
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Fairfax County Energy-from-Waste Facility
In February 2017, our Fairfax County energy-from-waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. We expect the facility to resume operations in December 2017. We expect receipt of insurance recoveries for both property loss and business interruption to continue into the first half of 2018.  The overall impact of the fire, net of insurance, on financial results in 2017 will be impacted by the timing of receipt of insurance recoveries.
The cost of repair or replacement of assets and business interruption losses for the above matters are insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our consolidated statement of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Insurance gains for property and clean-up costs, net of impairment charges	$1	$—	$4	$—
Insurance gains for business interruption costs, net of costs incurred	$1	$—	$19	$—

Hennepin County Legal Settlement
On September 25, 2017, we settled a dispute with Hennepin County, Minnesota regarding extension provisions in our service contract to operate the Hennepin Energy Recovery Center. We received $8 million in connection with the settlement and will continue to operate the facility through March 2018. During the three months ended September 30, 2017, we recorded a gain on settlement of $8 million as a reduction of "Other operating expense, net" in our consolidated statement of operations.

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
In March 2016, we exercised an early termination option available under the steam sale agreement at our Pittsfield EfW facility that would have been effective in March 2017.  Upon termination of the steam agreement, we intended to cease operations at the Pittsfield facility. As a result, during the nine months ended September 30, 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations utilizing Level 3 inputs. For more information regarding fair value measurements, see Note 10. Financial Instruments. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 9. STOCK-BASED AWARD PLANS
During the nine months ended September 30, 2017 we awarded certain employees grants of 810,527 shares of restricted stock and 78,636 restricted stock units ("RSUs"). The restricted stock awards and RSUs will be expensed over the requisite service period. The terms of the restricted stock awards and the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards and RSUs will generally vest during March of 2018, 2019, and 2020.
Additionally, during the nine, months ended September 30, 2017, we awarded certain employees grants of 440,070 performance based RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period.
In May 2017, we awarded 14,286 shares of restricted stock and 82,144 RSUs for annual director compensation. Additionally, on June 15, 2017 and September 15, 2017 we awarded 4,701 and 9,367 shares of RSUs, respectively, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock awards and restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
During the nine months ended September 30, 2017, we withheld 235,066 shares of our common stock in connection with tax withholdings for vested stock awards.
Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share based compensation expense	$5	$4	$16	$13
Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2017
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$ 11	1.5
Restricted stock units	$ 11	1.8

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of September 30, 2017. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.
The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2017 and December 31, 2016:

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2017	December 31, 2016
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$33	$79
Money market funds	1	4	5
Total cash and cash equivalents:		37	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	22	12
Money market funds	1	27	36
U.S. Treasury/Agency obligations (1)	1	9	14
State and municipal obligations	1	28	46
Commercial paper/Guaranteed investment contracts/Repurchase agreements	1	2	2
Total restricted funds held in trust:		88	110
Investments — mutual and bond funds (2)	1	2	2
Derivative asset — energy hedges (3)	2	5	3
Total assets:		$132	$199
Liabilities:
Derivative liability — energy hedges (4)	2	$—	$1
Derivative liability — interest rate swaps (4), (5)	2	19	20
Total liabilities:		$19	$21

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2017		As of December 31, 2016
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivable (6)	$326	$326	$333	$333
Liabilities:
Long-term debt	$2,375	$2,383	$2,252	$2,237
Project debt	$476	$481	$383	$387

(1)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

(4)	Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(5)	Included in other noncurrent liabilities in the condensed consolidated balance sheets.

(6)	Includes $1 million of noncurrent receivables recorded in "Other assets" in the condensed consolidated balance sheets as September 30, 2017 and December 31, 2016.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. DERIVATIVE INSTRUMENTS
The following disclosures summarize the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations (in millions):

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency	Other income (expense), net	$—	$(1)	$—	$(2)
Effect on income of derivative instruments not designated as hedging instruments		$—	$(1)	$—	$(2)
Foreign Exchange Risk
During 2016, in order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the sale proceeds from our equity transfer agreement in China (See Note 3. Acquisitions and Dispositions), we entered into foreign currency exchange forwards with two financial institutions, covering approximately $100 million of notional, to protect against rate fluctuations pending the close of the sale of our ownership interest to CITIC. The foreign currency forwards were accounted for as derivative instruments and, accordingly, were recorded at fair value quarterly with any change in fair value recognized in our condensed consolidated statements of operations as "Other expense, net." As of December 31, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled the remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero. During the nine months ended September 30, 2016, cash provided by foreign currency exchange settlements totaled $5 million, and was included in net cash used in investing activities on our condensed consolidated statement of cash flows.
We have entered into foreign currency forwards to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end November 2017. These foreign currency forwards are accounted for as derivative instruments at fair value in our consolidated balance sheet with any changes in fair value recognized in our consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our consolidated statement of operations nor was it material to our condensed consolidated balance sheet as of September 30, 2017.
Energy Price Risk
Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques, and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of September 30, 2017 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2017	0.7
2018	2.7
2019	0.4
Total	3.8
As of September 30, 2017, the net fair value of the energy derivatives of $5 million, pre-tax, was recorded as a $5 million "prepaid and other current asset" on our condensed consolidated balance sheet. The effective portion of the change in fair value was recorded as a component of AOCI. As of September 30, 2017, the amount of hedge ineffectiveness was not material. During the nine months ended September 30, 2017, cash provided by and used in energy derivative settlements of $16 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows. During the nine months ended September 30, 2016, cash provided by and used in energy derivative settlements of $26 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin senior term loan, we have entered into floating to fixed rate swap agreements with various financial institutions terminating between 2017 and 2021,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

denominated in Euros, for the full €250 million loan amount. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of September 30, 2017, the fair value of the interest rate swap derivative of $19 million, pre-tax, was recorded as a $5 million and $14 million current and noncurrent liability, respectively on our consolidated balance sheets. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million, pre-tax, was recorded as a $2 million and $18 million current and noncurrent liability, respectively on our consolidated balance sheets. There was an immaterial amount of ineffectiveness recognized in our condensed consolidated statements of operations as a component of "Interest expense, net" during the three and nine months ended September 30, 2017 and September 30, 2016.
NOTE 12. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of September 30, 2017 and December 31, 2016, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our consolidated balance sheets were approximated $17 million and $11 million, respectively.
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
The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of our responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, we believe that the following proceedings will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”), that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. On March 3, 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that our subsidiary, Covanta Tulsa Renewable Energy LLC, is the target of a criminal investigation being conducted by the EPA. We understand that the EPA plans to allege improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.  We believe that our operations in Tulsa were and are in compliance with existing laws and regulations in all material respects.  While we can provide no assurance as to the outcome of this matter, we do not believe that the investigation or any issues arising therefrom will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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
Other Commitments
Other commitments as of September 30, 2017 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$191	$11	$180
Letters of credit - other	69	69	—
Surety bonds	202	—	202
Total other commitments — net	$462	$80	$382
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
We have certain contingent obligations related to the 6.375% Notes due 2022, 5.875% Notes due 2024, 5.875% Notes due 2025 and Tax-Exempt Bonds. Holders may require us to repurchase the instruments if a fundamental change occurs. For specific criteria related to the redemption features of the 5.875% Notes due 2025, see Note 6. Consolidated Debt. For specific criteria related to the redemption features of the 6.375% Notes and 5.875% Notes due 2024, see Item 8. Financial Statements And Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Benefit Obligations - Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs related to defined contribution plans	$4	$5	$13	$13
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
New York City Waste Transport and Disposal Contract
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Manhattan marine transfer station is expected pending approval from New York City. As of September 30, 2017, we expect to incur approximately $30 million of additional capital expenditures, primarily for transportation equipment.
NOTE 13. SUBSEQUENT EVENTS
During October 2017, the activities necessary to ready our Dublin energy-from-waste facility were considered complete and the facility was placed-in-service.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and nine months ended September 30, 2017. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of September 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.
Factors Affecting Business Conditions and Financial Results
The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	September 30, 2017	September 30, 2016
Consumer Price Index (1)	2.2%	1.5%
PJM Pricing (Electricity) (2)	$26.13	$27.90
NE ISO Pricing (Electricity) (3)	$25.36	$31.76
Henry Hub Pricing (Natural Gas) (4)	$2.95	$2.88
#1 HMS Pricing (Ferrous Metals) (5)	$275	$212
Scrap Metals - Old Sheet & Old Cast (6)	$0.60	$0.58

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q3 2017 and Q3 2016. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q3 2017 and Q3 2016. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q3 2017 and Q3 2016. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q3 2017 and Q3 2016. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q3 2017 and Q3 2016. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.
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
Quarter Updates
Capital Allocation
Our key capital allocation activities through the nine months ended September 30, 2017, included the following:

•	$99 million declared in dividends to stockholders; and

•
$138 million for growth investments, including $91 million towards construction of the Dublin EfW facility, $17 million to acquire three environmental services businesses, and $27 million for various organic growth investments, which include metals recovery projects, investments related to our profiled waste and environmental services businesses, and continuous improvement projects at our EfW facilities.

New Business Development
During the nine months ended September 30, 2017, we acquired three environmental solutions businesses, in separate transactions, for a total of $17 million. These acquisitions further expand our Covanta Environmental Solutions capabilities, including client service offerings and geographic reach.
We began commercial operation of our Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland, in October 2017. Prior to operations, we secured 90% of the facility’s waste processing capacity under long-term contracts with leading waste and recycling collection companies in Ireland.
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
Other Significant Events
On September 25, 2017, we settled a dispute with Hennepin County, Minnesota regarding extension provisions in our service contract to operate the Hennepin Energy Recovery Center. We received $8 million in connection with the settlement and will continue to operate the facility through March 2018. During the three months ended September 30, 2017, we recorded a gain on settlement of $8 million as a reduction of "Other operating expense, net" in our consolidated statement of operations.
In February 2017, our Fairfax County energy-from-waste facility located in Lorton, Virginia experienced a fire in the front-end receiving portion of the facility. We expect the facility to resume operations in December 2017. The cost of repair or replacement and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We expect receipt of insurance recoveries for both property loss and business interruption to continue through the first half of 2018. The overall impact of the fire, net of insurance, on financial results in 2017 will be impacted by the timing of receipt of insurance recoveries. For additional information, see Item 1. Financial Statements - Note 8. Supplemental Information - Insurance Recoveries.
We have completed the assessment of damage from Hurricane Irma to our six facilities located in Florida. We have determined that damage sustained is not material to our results of operations but is covered by applicable insurance policies, subject to policy terms and conditions.
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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

Three Months Ended September 30, 2017 and 2016

Consolidated:	Three Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$306	$299	$8
Energy revenue	80	92	(12)
Recycled metals revenue	23	14	9
Other operating revenue	20	16	4
Total operating revenue	429	421	9
OPERATING EXPENSE:
Plant operating expense	301	272	29
Other operating expense, net	7	14	(8)
General and administrative expense	24	23	1
Depreciation and amortization expense	51	52	(1)
Total operating expense	383	361	21
Operating income	$46	$60	$(14)

Nine Months Ended September 30, 2017 and 2016

Consolidated:	Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017 vs 2016
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$902	$875	$27
Energy revenue	241	279	(38)
Recycled metals revenue	54	44	10
Other operating revenue	60	44	16
Total operating revenue	1,257	1,242	15
OPERATING EXPENSE:
Plant operating expense	952	901	51
Other operating expense, net	24	45	(21)
General and administrative expense	82	71	11
Depreciation and amortization expense	155	155	—
Impairment charges	1	19	(18)
Total operating expense	1,214	1,191	23
Operating income	$43	$51	$(8)

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
EfW waste processing	$238	$241	$711	$706	$(3)	$5
Environmental services	32	26	90	72	$6	18
Municipal services	50	48	146	140	$2	6
Other revenue	12	10	30	28	$2	2
Intercompany	(26)	(26)	(75)	(71)	$—	(4)
Total waste and service revenue	$306	$299	$902	$875	$8	27
Certain amounts may not total due to rounding.

North America segment - EfW facilities - Tons (1) (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
Contracted	4.2	4.6	12.5	13.0	(0.4)	(0.5)
Uncontracted	0.5	0.5	1.5	1.6	—	(0.1)
Total tons	4.7	5.1	14.0	14.6	(0.4)	(0.6)
(1) Includes solid tons only. Does not include contribution from China investments.
Certain amounts may not total due to rounding.
For the three month comparative period, waste and service revenue increased by $8 million year-over-year, driven by $3 million of organic growth, $3 million due to transactions and $2 million due to service contract transitions. Within organic growth, $8 million in improved EfW price and $6 million in higher environmental services revenue were partially offset by lower volume due to downtime at the Fairfax facility.
For the nine month comparative period, waste and service revenue increased by $27 million year-over-year, driven by $18 million of organic growth, $6 million due to transactions and $4 million due to service contract transitions. Within organic growth, $22 million in improved price, driven in part by higher mix of profiled waste, and $18 million in higher environmental services revenue were partially offset by lower volume due to downtime at the Fairfax facility.

Energy Revenue

Consolidated (1) (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
Energy Sales	$68	$81	$209	$240	$(13)	$(31)
Capacity	12	11	32	30	1	2
Other revenue	—	—	—	9	—	(9)
Total energy revenue	$80	$92	$241	$279	$(12)	$(38)

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended September 30,						Variance Increase (Decrease)
	2017			2016			2017 vs 2016
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$5	0.2	14%	$9	0.2	16%
Contracted	54	0.6	42%	65	0.8	53%
Hedged	21	0.7	44%	18	0.5	31%
Total EfW	$80	1.5	100%	$92	1.5	100%	$(12)	—%

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.
For the three month comparative period, energy revenue decreased by $12 million year-over-year driven by a $9 million decline related to the expiration of certain long-term energy contracts and a $4 million decline from lower production at EfW facilities (with a $7 million decline related to downtime at the Fairfax facility partially offset by higher production at other EfW facilities).
For the nine month comparative period, energy revenue decreased by $38 million year-over-year, primarily due to a $21 million impact from the expiration of certain long-term energy contracts, $15 million from lower production at EfW facilities, driven by downtime at the Fairfax facility, and a $9 million impact from the sale of our facility in Taixing, China, partially offset by a $4 million favorable impact from higher revenue share due to waste and service contract transitions.

Recycled Metals Revenue

	Three Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$13	$8	98	101	81	72
Non-Ferrous Metal	10	6	10	9	8	10
Total	$23	$14

	Nine Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$34	$27	291	298	209	235
Non-Ferrous Metal	20	17	29	26	22	27
Total	$54	$44

(1) Represents the portion of total volume that is equivalent to Covanta's share of revenue under applicable client revenue sharing arrangements.
For the three month comparative period, recycled metals revenue increased $9 million primarily due to higher pricing for both ferrous and non-ferrous of $3 million and $6 million, respectively.
For the nine month comparative period, recycled metals revenue increased $10 million primarily due to higher pricing for both ferrous and non-ferrous of $12 million and $8 million, respectively, partially offset by lower volume of ferrous and non-ferrous sales of $5 million each due to timing and the impact of metals processing on volume sold.
Other Operating Revenue
Other operating revenue increased by $4 million and $16 million for the three and nine month comparative period, respectively, primarily due to higher construction revenue.
Operating Expense
Plant Operating Expense

Consolidated (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
Plant maintenance (1)	$57	$48	$234	$220	$9	$14
All other	243	224	718	681	19	37
Plant operating expense	$301	$272	$952	$901	$29	$51

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Plant operating expenses increased by $29 million from the three month comparable period, primarily driven by higher plant maintenance of $9 million, higher wage and benefit expenses of $8 million and new costs related to growth in our Covanta Environmental Solutions business and new metals processing operations of $7 million.
Plant operating expenses increased by $51 million from the nine month comparable period, driven by higher plant maintenance of $14 million, higher wage and benefit expenses of $14 million, new costs related to growth in our Covanta Environmental Solutions business and new metals processing operations of $8 million and other organic cost increases of $11 million, partially offset by transactions which reduced plant operating expenses by $5 million, on a net basis.

Other Operating Expense
Other operating expenses decreased by $8 million for the three month comparative period primarily due to a gain from the settlement of our contract dispute with Hennepin County.
Other operating expenses decreased by $21 million for the nine month comparable period, primarily due to insurance recoveries, which are recorded as a contra expense, and the aforementioned contract settlement gain, partially offset by higher construction expenses.
General and Administrative Expense
Consolidated general and administrative expenses increased for the three month comparative period by $1 million.
Consolidated general and administrative expenses increased for the nine month comparative period by $11 million primarily due to higher year-over-year compensation expense of $5 million and increased costs for outside consulting and accounting services.
Impairment Charges
During the nine months ended September 30, 2016, due to operational difficulties and the decline in the scrap metals market, we recorded an impairment to our investment in the Tartech joint venture of $3 million, pre-tax, which represented our portion of the carrying value in excess of the fair value of the entity.
During the nine months ended September 30, 2016, we recorded an impairment charge related to the previously planned closure of our Pittsfield EfW facility. In March 2016, we exercised an early termination option available under the steam sale agreement at this facility that would have been effective on or about March 2017.  Upon termination of the steam agreement, we intended to cease operations at this facility. As a result, we recorded a non-cash impairment charge of $13 million, pre-tax, which was calculated based on the estimated cash flows for this facility during its remaining operations. In October 2016, we withdrew our termination notice. The City of Pittsfield has agreed to fund upgrades to the facility and the State of Massachusetts will provide energy tax credits, both of which will serve to improve the economics of the facility. In addition, we will continue to sell steam generated by the facility under an amended agreement.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Three and Nine Months Ended September 30, 2017 and 2016

Other Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance (Increase) Decrease
	2017	2016	2017	2016	Three Months	Nine Months
			(In millions)
Interest expense, net	$(35)	$(35)	$(106)	$(103)	$—	$(3)
Gain (loss) on asset sales	—	43	(6)	43	(43)	(49)
Loss on extinguishment of debt	—	—	(13)	—	—	(13)
Other income (expense), net	2	(1)	2	(1)	3	3
Total other (expense) income	$(33)	$7	$(123)	$(61)	$(40)	$(62)
The loss on asset sales for the nine months ended September 30, 2017 related to charges for indemnification claims related to the sale of our interests in China. For additional information, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions.
During the nine months ended September 30, 2016, we recorded a gain of $41 million on the sale of our interests in China and a $2 million gain on the sale of a transfer station.
The loss on extinguishment of debt for the nine months ended September 30, 2017 was attributable to the redemption of our 7.25% Senior Notes due 2020 on April 3, 2017. As a result of the redemption, we recorded a prepayment charge of approximately $9 million and a write-off of the remaining deferred financing costs of approximately $4 million. For additional information, see Item 1. Financial Statements - Note 6. Consolidated Debt.

Income Tax Benefit (Expense):

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
			(In millions, except percentages)
Income tax benefit (expense)	$2	$(12)	$5	$(5)	$14	$10
Effective income tax rate	(11)%	17%	6%	(50)%	N/A	N/A
The difference between the effective tax rate for September 30, 2017 and 2016 is primarily attributable to the increase of foreign loss which cannot be benefited, the discrete tax adjustments attributable to non-qualified stock options, which expired in the nine months ended September 30, 2017 and changes in the reserve for uncertain tax positions.

Net Income (Loss) and Earnings (Loss) Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2017	2016	2017	2016	Three Months	Nine Months
	(In millions, except per share amounts)
Net Income (Loss)	$15	$54	$(74)	$(12)	$(39)	$(62)
Weighted average common shares outstanding:
Basic	130	129	129	129	1	—
Diluted	131	131	129	129	—	—
Earnings (Loss) Per Share
Basic	$0.11	$0.42	$(0.58)	$(0.09)	$(0.31)	$(0.49)
Diluted	$0.11	$0.42	$(0.58)	$(0.09)	$(0.31)	$(0.49)

Cash dividend declared per share	$0.25	$0.25	$0.75	$0.75	$—	$—

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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2017 and 2016, reconciled for each such period to diluted loss per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted Earnings (Loss) Per Share	$0.11	$0.42	$(0.58)	$(0.09)
Reconciling items (a)	0.01	(0.24)	0.11	(0.14)
Adjusted EPS	$0.12	$0.18	$(0.47)	$(0.23)

(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2017	2016	2017	2016
Impairment charges (a)	$—	$—	$1	$19
Gain (loss) on asset sales ⁽ᵇ⁾	—	(43)	6	(43)
Severance and reorganization costs	—	—	1	2
Property insurance recoveries, net (c)	1	—	(2)	—
Loss on extinguishment of debt	—	—	13	—
Effect on income of derivative instruments not designated as hedging instruments	—	1	—	2
Effect of foreign exchange gain on indebtedness	(1)	—	(2)	(1)
Total reconciling items, pre-tax	—	(42)	17	(21)
Pro forma income tax impact (d)	—	10	(5)	2
Grantor trust activity	1	1	2	1
Total reconciling items, net of tax	$1	$(31)	$14	$(18)
Diluted per share impact	$0.01	$(0.24)	$0.11	$(0.14)
Weighted average diluted shares outstanding	131	131	129	129

(a)
During the nine months ended September 30, 2016, we recorded a non-cash impairment totaling $19 million which primarily consisted of $13 million related to the previously planned closure of our Pittsfield EfW facility in March 2017, which we now continue to operate and $3 million related to an investment in a joint venture to recover and recycle metals. See Results of Operations - Impairment charges discussion above.

(b)
During the nine months ended September 30, 2017, we recorded a $6 million charge for indemnification claims related to the sale of our interests in China, which was completed in 2016. During the three months ended September 30, 2016, we recorded a $41 million gain on the sale of our interests in China.

(c)	During the nine months ended September 30, 2017, we recorded a $2 million property insurance gain related to our property insurance recoveries.

(d)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

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
We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our core business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s Credit Facilities, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under the Credit Facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2017. Failure to comply with such financial covenants could result in a default under the Credit Facilities, which default would have a material adverse effect on our financial condition and liquidity.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, respectively, reconciled for each such period to net loss and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$15	$54	$(74)	$(12)
Depreciation and amortization expense	51	52	155	155
Interest expense, net	35	35	106	103
Income tax (benefit) expense	(2)	12	(5)	5
Impairment charges (a)	—	—	1	19
Gain (loss) on asset sales ⁽ᵃ⁾	—	(43)	6	(43)
Loss on extinguishment of debt	—	—	13	—
Insurance recoveries	1	—	(2)	—
Adjustments for changes in working capital and other items:
Debt service billing in excess of revenue recognized	2	1	4	3
Severance and reorganization costs	—	1	1	3
Stock-based compensation expense	5	4	16	13
Other non-cash items	—	—	3	4
Capital type expenditures at service fee operated facilities (b)	10	6	36	29
Other (c)	—	2	1	3
Total adjustments	102	70	335	294
Adjusted EBITDA	$117	$124	$261	$282

(a)	See Adjusted EPS discussion above.

(b)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(c)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$88	$88	$114	$150
Capital type expenditures at service fee operated facilities (a)	10	6	36	29
Cash paid for interest, net of capitalized interest	33	24	100	91
Cash paid for taxes, net	(1)	3	—	7
Adjustment for working capital and other	(13)	3	11	5
Adjusted EBITDA	$117	$124	$261	$282

(a)	See Adjusted EBITDA - Note (b).
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
We have substantial indebtedness, including approximately $650 million that will mature through 2020. We generally intend to refinance these instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We are in compliance with all of the covenants under the Credit Facilities as of September 30, 2017. Further, we do not anticipate our existing debt covenants to restrict our ability to undertake additional financing. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2016.
In 2017, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets and for ongoing dividends to stockholders, in which case we would utilize our Revolving Credit Facility on an interim basis. We commenced operations of our Dublin EfW facility and we expect it to contribute meaningfully to our financial results for the remainder of the year. For a full discussion of the factors impacting our 2017 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our Annual Report on Form 10-K for the year ended December 31, 2016. We intend to utilize debt financing as the primary means to fund investments in the growth of our business in 2017.  For additional information regarding the financing arrangements referenced above, see Item 8. Financial Statements and Supplementary Data - Note 11. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2016.
Beyond 2017, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, rates of new business growth in our environmental services operations, acquisitions and other growth investments, continuous improvement initiatives, and our ability to manage facility production and operating costs. Under our capital allocation policy, we intend to use any excess cash flow from operations above the amount of ongoing requirements for capital expenditures to maintain our existing assets and for ongoing dividends to stockholders either and to invest in growth opportunities or to repay indebtedness.  If and as we identify attractive growth investment opportunities that exceed our expected cash flow from operations, we will continue to consider utilizing debt financing to the extent that it is available in the market on acceptable terms.

Other Factors Affecting Liquidity
As of September 30, 2017, we held cash balances of $37 million, of which $33 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of September 30, 2017, we had restricted cash of $88 million, of which $16 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.
As of September 30, 2017, we had unused capacity under our Revolving Credit Facility of $336 million and are in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 6. Consolidated Debt.
During the three months ended September 30, 2017, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid in October 2017. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of September 30, 2017, the amount remaining under our currently authorized share repurchase program was $66 million.
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

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2017 and 2016:
Net cash provided by operating activities for the nine months ended September 30, 2017 was $114 million, a decrease of $36 million from the same prior year period. The decrease was primarily due to the operating performance as discussed in our Managements Discussion and Analysis of Financial Condition and Results of Operations. The cash outflow related to working capital was greater as compared to the prior year, primarily due to the payment of bonus compensation in 2017, which was absent in 2016, partially offset by higher collections of accounts receivables in 2017.
Net cash used in investing activities for the nine months ended September 30, 2017 was $235 million, a net increase of $57 million from the prior year period. The net increase in cash used was principally attributable to reduced proceeds from asset sales, as this activity occurred only in 2016, and reduced purchases of property, plant and equipment of $64 million, including a lower rate of spend for construction of the Dublin EfW facility, offset by an increase in acquisition spending of $7 million.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $70 million, a net increase of $26 million from the prior period. The increase was primarily attributable to higher net borrowings under the revolving credit facility of $95 million, offset by lower proceeds from our Dublin financing arrangement of $71 million as compared to the prior year period.
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
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2017 and 2016, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow and its primary uses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$88	$88	$114	$150
Less: Maintenance capital expenditures (a)	(20)	(14)	(84)	(82)
Free Cash Flow	$68	$74	$30	$68
Uses of Free Cash Flow
Investments:
Growth investments (b)	$(43)	$(84)	$(138)	$(209)
Property insurance proceeds	—	2	5	2
Capital expenditures associated with property insurance events	(4)	—	(13)	—
Other investing activities, net	(2)	4	(5)	6
Total investments	$(49)	$(78)	$(151)	$(201)
Return of capital to stockholders:
Cash dividends paid to stockholders	$(33)	$(33)	$(98)	$(98)
Common stock repurchased	—	—	—	(20)
Total return of capital to stockholders	$(33)	$(33)	$(98)	$(118)
Capital raising activities:
Net proceeds from issuance of corporate debt (c)	$—	$—	$393	$—
Net proceeds from Dublin financing	11	60	69	134
Change in restricted funds held in trust	2	4	2	17
Proceeds from sale of China assets	—	105	—	105
Net proceeds from capital raising activities	$13	$169	$464	$256
Debt repayments:
Net cash used for scheduled principal payments on corporate debt	$(1)	$(1)	$(3)	$(2)
Net cash used for scheduled principal payments on project debt (d)	(11)	(11)	(18)	(15)
Voluntary prepayment of corporate debt	—	—	(410)	—
Payments on equipment financing leases	(2)	(1)	(4)	(3)
Total debt repayments	$(14)	$(13)	$(435)	$(20)

Borrowing activities - Revolving credit facility, net	$(2)	$(110)	$130	$35

Other financing activities, net	5	(3)	9	(4)
Effect of exchange rate changes on cash and cash equivalents	1	(1)	4	1
Net change in cash and cash equivalents	$(11)	$5	$(47)	$17

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$(20)	$(14)	$(84)	$(82)
Capital expenditures associated with construction of the Dublin EfW facility	(35)	(59)	(91)	(132)
Capital expenditures associated with organic growth initiatives	(7)	(16)	(27)	(38)
Capital expenditures associated with the New York City contract	—	—	—	(3)
Capital expenditures associated with the Essex County EfW emissions control system	—	(9)	(3)	(27)
Total capital expenditures associated with growth investments	(42)	(84)	(121)	(200)
Capital expenditures associated with property insurance events	(4)	—	(13)	—
Total purchases of property, plant and equipment	$(66)	$(98)	$(218)	$(282)

(b) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development and other similar expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capital expenditures associated with growth investments	$(42)	$(84)	$(121)	$(200)
Asset and business acquisitions	(1)	—	(17)	(9)
Total growth investments	$(43)	$(84)	$(138)	$(209)

(c)	Excludes borrowings under Revolving Credit Facility. Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from borrowings on long-term debt	$—	$—	$400	$—
Less: Financing costs related to issuance of long-term debt	—	—	(7)	—
Net proceeds from issuance of corporate debt	$—	$—	$393	$—

(d)	Calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total scheduled principal payments on project debt	$(8)	$(8)	$(20)	$(17)
Decrease in related restricted funds held in trust	(3)	(3)	2	2
Net cash used for scheduled principal payments on project debt	$(11)	$(11)	$(18)	$(15)
Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2017 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no material changes during the nine months ended September 30, 2017 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2017. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Income Taxes
During the quarter ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that we have not fully remediated the previously-reported material weakness related to the precision of the review to ensure the accuracy of certain cumulative deferred tax balances, including the state income tax rate applied to certain cumulative deferred tax balances, and the review of the tax impact of certain business transactions.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 1. Financial Statements — Note 12. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS
There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Manpreet S. Grewal
Vice President and Chief Accounting Officer
Date: October 27, 2017