Form 10-K
period 2017-12-31
COVANTA HOLDING CORP
filed 2018-02-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.5 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2018
Common Stock, $0.10 par value	130,992,568
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2018 Annual Meeting of Stockholders.

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
About Covanta Holding Corporation
We are organized as a holding company, which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries, which are engaged predominantly in the businesses of waste and energy services. We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Outside of North America, we currently operate an energy-from-waste facility in Dublin, Ireland. We hold interests in energy-from-waste facilities in Ireland and Italy. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Financial Information by Business Segments.
Our Energy-from-Waste Business
Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”).
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. Our facilities process approximately 20 million tons of solid waste annually, equivalent to 8% of post-recycled municipal solid waste (“MSW”) generated in the United States. We operate and/or have ownership positions in 43 EfW facilities, which are primarily located in North America, and five additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 17 waste transfer stations, 19 material processing facilities, four landfills (primarily for ash disposal) and one metals processing facility, all of which are complementary to our core EfW business.
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
Environmental Benefits of Energy-from-Waste
We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. Increased use of EfW facilities can reduce GHG emissions, as the methane emitted by landfills is over 80 times more potent than carbon dioxide (“CO2”) over a 20-year period. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil fuel based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. We believe EfW is also an important component of business and community efforts to divert post-recycled waste from landfills as part of their greenhouse gas, zero-waste-to-landfill, circular economy, and other sustainability initiatives. As public planners and commercial and industrial companies address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.

Other Environmental Services Offerings
In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand, including on site clean-up services, wastewater treatment, transportation and logistics, recycling and depackaging. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our EfW facilities, we offer these services under our Covanta Environmental Solutions ("CES") brand. Through acquisitions and organic growth initiatives, we have expanded our network of facilities to enable us to provide a range of services to industrial customers for the treatment, recycling and/or disposal of their non-hazardous materials. These businesses are highly synergistic with our existing profiled waste business, offer us the opportunity to expand the geographical sourcing of our waste streams and expand our presence in the environmental services sector, allowing us to drive higher margin profiled waste volumes into our EfW facilities and access additional revenue growth opportunities.
STRATEGY
Each of our service offerings responds to customer demand for sustainable waste management services that are superior to landfilling according to the “waste hierarchy" and assists our customers in meeting their own zero-waste, zero-waste-to-landfill, circular economy, and other sustainability goals. As indicated above, each of our service offerings is focused on providing cost effective and sustainable solutions that leverage our extensive network of EfW facilities and transfer stations in North America.
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

•
Expand through project development and/or acquisitions in selected attractive markets. We seek to grow our portfolio, primarily through development of new facilities or businesses, competitive bids for new contracts, and acquisitions, where we believe that market opportunities will enable us to utilize our skills and/or invest our capital at attractive risk-adjusted rates of return. We focus these efforts in markets where we currently have projects in operation or under construction, and in other markets with strong economic fundamentals and predictable legal and policy support. In addition to our focus on EfW and related waste sourcing activities, we are seeking to expand our environmental service offerings through both organic growth and acquisitions.

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

•
Advocate for public policy favorable to EfW and other sustainable waste and materials management solutions. We seek to educate policymakers and regulators about the environmental and economic benefits of EFW and advocate for policies and regulations that appropriately reflect these benefits. Our business is highly regulated, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

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

•
Allocate capital efficiently for long-term shareholder value. We plan to allocate capital to maximize shareholder value by: investing in our existing businesses to maintain and enhance assets; investing in new projects and strategic acquisitions that offer attractive returns on invested capital and further our strategic goals; maintaining a strong balance sheet; and consistently returning capital to our shareholders.

EXECUTION ON STRATEGY
Consistent with our strategy, we have executed on the following during 2017:
Capital Allocation
Our key capital allocation activities in 2017 included the following:

•	$132 million declared in dividends to stockholders; and

•
$171 million for growth investments, including $117 million towards construction of the Dublin EfW facility (a majority of which was financed with non-recourse project subsidiary debt), $17 million to acquire three environmental services businesses, and $33 million for various organic growth investments, which included metals recovery projects and investments related to our profiled waste and environmental services businesses.

New Business Development

•
In December 2017, we entered into a strategic partnership with Green Investment Group Limited (“GIG”), a subsidiary of Macquarie Group Limited, to develop, fund and own EfW projects in the U.K. and Ireland. This partnership is structured as a 50/50 joint venture (“JV”) between Covanta and GIG and creates a platform to develop waste infrastructure projects and pursue new opportunities for EfW project development or acquisitions. As an initial step, GIG invested in our Dublin EfW facility, which began commercial operations in October 2017, acquiring 50% ownership through the JV for €136 million, while we retained a 50% equity interest in the project and retained our role as operations and maintenance ("O&M") service provider. GIG's investment in the Dublin EfW project closed on February 12, 2018, and we used proceeds from the transaction to repay borrowings under our Revolving Credit Facility. As development projects in the the JV's pipeline reach financial close and move into the construction phase, the JV will acquire the available ownership in each project, with a premium payable to the partner that originally developed and contributed the project to the JV. We will serve as the preferred O&M service provider for all JV projects on market competitive terms.

•
During the year ended December 31, 2017, we acquired three environmental solutions businesses, in separate transactions, for a total of $17 million. Also during 2017, we expanded our materials processing capabilities at our Milwaukee CES facility. These acquisitions and organic growth initiatives further expanded our CES capabilities, including client service offerings and geographic reach.

•
In April 2017, we began utilizing our regional metals processing facility, located in Fairless Hills, Pennsylvania, to process non-ferrous metal recovered at our EfW facilities. The non-ferrous metals are cleaned and separated by size and type for purposes of improving product quality to create a higher-valued recycled metal product and expanding our potential end markets.

Contract Extensions

•
In December 2017, we extended our service agreements with the Lancaster County Solid Waste Management Authority for the operation and maintenance of the Lancaster County and Harrisburg EfW facilities for an additional 15 years through 2032.

•
In June 2017, we extended our agreement with the Delaware County Solid Waste Authority to process waste at our Delaware Valley EfW facility for an additional five years under terms similar to our existing contract.

•
In February 2017, we extended our agreement with the Southeastern Connecticut Regional Resource Recovery Authority for waste disposal at our Southeast Connecticut EfW facility for an additional four years, restructuring the new contract as a tip fee arrangement.

Other Significant Events

•
During September 2017, we settled a dispute with Hennepin County regarding extension provisions in our service contract to operate the Hennepin Energy Recovery Center. We received $8 million in connection with the settlement and will continue to operate the facility through March 2018. During the year ended December 31, 2017, we recorded a gain on settlement of $8 million as a reduction of "Other operating expense, net" in our consolidated statement of operations.

•
In February 2017, our Fairfax County EfW facility experienced a fire in the front-end receiving portion of the facility. We resumed operations in December 2017. The cost of repair or replacement and business interruption losses are insured under the terms of applicable insurance policies, subject to the policy provisions and deductibles. We expect receipt of insurance recoveries for both property loss and business interruption to continue through 2018. For additional information, see Item 1. Financial Statements - Note 13. Supplemental Information - Insurance Recoveries.

Continuous Improvement
In 2017, we advanced our continuous improvement initiative utilizing Lean Six Sigma methodologies.  The focus of this data-driven effort is on achieving stable operations at high performance levels, improved process efficiency and standardization across all of our facilities.  We have established a team that includes external experts and internal top performers.  This effort advances beyond previous efficiency initiatives, and enhances and complements the outage optimization efforts that we have undertaken over the past several years.
Sustainability Goals
In our Corporate Sustainability Report we outlined our performance to date against a series of sustainability goals aligned with our business goals and mission. Set in the areas of safety and health, environment, materials management, human resources, finance, governance, and community affairs, each goal has an assigned champion on our senior leadership team to ensure their full integration into our business. We believe attaining these goals help us respond to our customers’ increasing interest in sustainability and the sustainable solutions we provide, mitigate certain risks, and gain a competitive advantage in business development opportunities.
NORTH AMERICA SEGMENT
Energy-from-Waste Projects
Our EfW projects generate revenue primarily from three sources: (1) fees charged for operating facilities or processing waste received; (2) the sale of electricity and/or steam; and (2) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate additional revenue from the construction, expansion or upgrade of a facility, when a public sector client owns the facility. Our customers for waste services or facility operations are principally public sector entities, though we also market disposal capacity at certain facilities to commercial customers. Our facilities primarily sell electricity, either to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern United States), and in some cases sell steam directly to industrial users.
We also operate and/or have ownership positions in environmental services businesses, transfer stations and landfills (primarily for ash disposal) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal or service fees.
EfW Contract Structures
Most of our EfW projects were developed and structured contractually as part of competitive procurement processes conducted by public sector entities. As a result, many of these projects have common features. However, each contractual agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.
Our EfW projects can generally be divided into three categories, based on the applicable contract structure at a project as described in the table below. Notwithstanding distinctions among these general classifications in contract structures, in all cases we focus on a consistent set of performance indicators to optimize service to customers and operating results:(i) boiler availability; (ii) turbine availability; (iii) safety and environmental performance measures; (iv) tons processed; (v) steam sold; (vi) megawatt hours sold; and (vii) recycled metal tons sold.
The following summarizes the typical contractual and economic characteristics of the three project structures in the North America segment:

	Tip Fee	Service Fee ( Covanta Owned)	Service Fee (Client Owned)
Number of facilities:	20	4	17
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract

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
Contracted and Merchant Revenue
We generated 76% of our waste and service revenue in the North America segment in 2017 under contracts at set rates, while 24% was generated at prevailing market prices. Our waste disposal / service contracts expire at various times between 2018 and 2038. As of December 31, 2017, the volume weighted average contract life of our service fee contracts and tip fee contracts is 8.8 and 6.2 years, respectively. Our energy contracts expire at various times between 2018 and 2033. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenue. To date, we have been successful in extending the majority of our existing contracts to operate EfW facilities owned by public sector clients. We project 2018 contracted waste and service revenue in North America segment to approximate 2017 levels.
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

Summary information regarding our North America segment energy-from-waste assets is provided in the following table:

			Design Capacity
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Service Contract Expiration
	TIP FEE STRUCTURES
1.	Fairfax County (1)	Virginia	3,000	93.0	Owner/Operator
2.	Southeast Massachusetts (2)	Massachusetts	2,700	78.0	Owner/Operator
3.	Delaware Valley (1)	Pennsylvania	2,688	87.0	Owner/Operator
4.	Hempstead	New York	2,505	72.0	Owner/Operator
5.	Indianapolis (3)	Indiana	2,362	6.5	Owner/Operator
6.	Niagara (3)	New York	2,250	50.0	Owner/Operator
7.	Essex County (1)	New Jersey	2,277	66.0	Owner/Operator
8.	Haverhill (1)	Massachusetts	1,650	44.6	Owner/Operator
9.	Union County (1)	New Jersey	1,440	42.1	Lessee/Operator
10.	Plymouth (1)	Pennsylvania	1,216	32.0	Owner/Operator
11.	Tulsa (1)(3)	Oklahoma	1,125	16.8	Owner/Operator
12.	Camden (1)	New Jersey	1,050	21.0	Owner/Operator
13.	Alexandria/Arlington (1)	Virginia	975	22.0	Owner/Operator
14.	Stanislaus County	California	800	22.4	Owner/Operator
15.	Southeast Connecticut (4)	Connecticut	689	17.0	Owner/Operator
16.	Bristol (1)	Connecticut	650	16.3	Owner/Operator
17.	Lake County	Florida	528	14.5	Owner/Operator
18.	Warren County (1)	New Jersey	450	13.5	Owner/Operator
19.	Springfield (1)	Massachusetts	400	9.4	Owner/Operator
20.	Pittsfield (3)	Massachusetts	240	0.9	Owner/Operator
	SERVICE FEE (COVANTA OWNED) STRUCTURES
21.	Onondaga County	New York	990	39.2	Owner/Operator
22.	Huntington	New York	750	24.3	Owner/Operator
23.	Babylon	New York	750	16.8	Owner/Operator
24.	Marion County	Oregon	550	13.1	Owner/Operator
	SERVICE FEE (CLIENT OWNED) STRUCTURES
25.	Pinellas County	Florida	3,150	75.0	Operator	2024
26.	Miami-Dade County (1)(2)	Florida	3,000	77.0	Operator	2023
27.	Honolulu (2)(5)	Hawaii	2,950	90.0	Operator	2032
28.	Lee County (5)	Florida	1,836	57.3	Operator	2024
29.	Montgomery County (1)(5)	Maryland	1,800	63.4	Operator	2021
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029
31.	Long Beach	California	1,380	36.0	Operator	2024
32.	York County (1)	Pennsylvania	1,344	42.0	Operator	2035
33.	Hennepin County	Minnesota	1,212	38.7	Operator	2018
34.	Lancaster County (1) (3)	Pennsylvania	1,200	33.1	Operator	2032
35.	Pasco County	Florida	1,050	29.7	Operator	2024
36.	Harrisburg (1)	Pennsylvania	800	20.8	Operator	2032
37.	Burnaby	British Columbia	800	23.9	Operator	2025
38.	Huntsville (3)	Alabama	690	—	Operator	2020
39.	Kent County	Michigan	625	16.8	Operator	2023
40.	MacArthur	New York	486	12.0	Operator	2030
41.	Durham-York	Durham Region, Canada	480	17.4	Operator	2036
		SUBTOTAL	56,638	1,498.0

(1)	These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates

(2)	These facilities use a refuse-derived fuel technology.

(3)
These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is part of, not in addition to, the design capacity megawatts ("MW") listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	66
Indianapolis	52
Tulsa	25
Huntsville	15
Pittsfield	5
Lancaster	5

(4)	This facility transitioned from a service fee (owned) to a tip fee contract effective February 2017.

(5)	The client has a termination option under the service agreement.
Other Waste Management Infrastructure and Operations
In conjunction with our EfW business, we also own and/or operate 17 transfer stations, 19 material processing facilities, one regional metals recycling facility, and four landfills (primarily utilized for ash disposal). We utilize these assets to supplement and more efficiently manage the waste supply, ash disposal requirements, and metals processing activities at our EfW operations, and in some cases to expand our environmental solutions service offerings. Recent acquisitions will expand our presence in the environmental services sector and allow us to direct additional non-hazardous waste volumes into our EfW facilities.  These businesses are highly synergistic with our existing profiled waste business and offer us the opportunity to expand the geographical sourcing of our waste streams and to provide additional environmental solutions and services to our clients.

OTHER PROJECTS
Outside the North America segment, we operate one EfW project in Ireland and have equity interests in EfW projects in Ireland and Italy. We intend to pursue additional international EfW projects where the regulatory and market environments are attractive, primarily through our joint venture with Green Investment Group ("GIG"). For additional information see Item 8. Financial Statements and Supplementary Data- Note 3. New Business and Asset Management. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the United States, as described below and discussed in Item 1A. Risk Factors.
Summary information regarding our other EfW projects is provided in the following table:

			Design Capacity
		Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest

1.	Dublin (1)	Ireland	1,800	58	50% Owner/Operator
2.	Trezzo	Italy	500	18	13% Owner/JV Operator
		SUBTOTAL	2,300	76

(1)
For additional information see Item 8. Financial Statements and Supplementary Data- Note 3. New Business and Asset Management,-Dublin EfW Facility and Green Investment Group Limited (“GIG”) Joint Venture.

MARKETS, COMPETITION AND BUSINESS CONDITIONS
Waste Services
Post-recycled municipal solid waste generation in the United States is approximately 275 million tons per year, of which the EfW industry processes approximately 11% (of which we process approximately two-thirds).
EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with nearly 80 facilities currently in operation that collectively process approximately 30 million tons of post-recycled solid waste and serve the needs of over 30 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. China has doubled its EfW capacity in about five years, and plans to further expand capacity by another 60% by 2020. Over 1,100 EfW facilities are in use today around the world, with a capacity to process approximately 230 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union, EfW is designated as a superior solution to landfilling.
Renewable Energy
Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 15% of electricity is generated from renewable sources, approximately half of which is hydroelectric power.
EfW contributes approximately 4% of the United States non-hydroelectric renewable power. EfW is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, EfW generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure. Incorporated into local infrastructure, EfW facilities can also help provide community resiliency.
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

	As of December 31,
	2017	2016	2015	2014
Consumer Price Index (1)	2.1%	2.1%	0.7%	0.8%
PJM Pricing (Electricity) (2)	$28.69	$24.85	$36.00	$56.99
NE ISO Pricing (Electricity) (3)	$32.75	$29.74	$42.93	$64.58
Henry Hub Pricing (Natural Gas) (4)	$2.99	$2.52	$2.60	$4.33
#1 HMS Pricing (Ferrous Metals) (5)	$268	$197	$217	$355
Scrap Metals - Old Cast Aluminum Scrap (6)	$0.61	$0.57	$0.63	$0.75

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for full year. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) published by American Metal Market.

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
Performance - Our EfW facilities have historically demonstrated consistent reliability; our average boiler availability was 91% in 2017. We have historically met our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors - Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, plant operating expense and safety and environmental performance.
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
In the waste market of our North America segment, waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our facilities, where a service fee structure exists, we typically do not compete in this market because we do not have the contractual right to solicit merchant waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our EfW facilities governed by tip fee structures and our waste procurement services businesses, we are responsible for obtaining waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These EfW projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies, which include waste collection operations, and thus have the ability to control supplies of waste, which may restrict our ability to offer services at attractive prices. Our business does not include traditional waste collection operations.
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
Electricity and steam prices in the markets where the majority of our facilities are located are heavily impacted by movements in natural gas prices. The substantial increase in unconventional or shale gas supply has created downward pressure on gas prices relative to historical levels and therefore on prices for the electricity we sell that is not under contract. However, when demand for gas is high during certain seasons or weather conditions, the gas pipeline system has been limited in its ability to transport enough gas to certain regions, such as New England and California. As result, gas prices can experience short-term spikes, and electricity prices follow.
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
Regulations Affecting Our Business
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
Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act (commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws”) make us potentially liable on a joint and several basis for any on site or off site environmental contamination which may be associated with our activities and the activities at our sites. These include landfills we have owned, operated or leased, or at which there has been disposal of residue or other waste generated, handled or processed by our facilities. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide us with indemnification from certain liabilities.
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
While we believe that we are in compliance with existing Environmental Regulatory and Remediation Laws, we may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.
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
EPA is currently conducting a combined Risk and Technology Review for the large MWC source category and will subsequently propose revised MWC MACT rules. While the scope of and timing for implementation of these rules is uncertain, the revised MWC MACT may lower existing MWC MACT emission limits for most, if not all, regulated air pollutants emitted by our facilities, and may require capital improvements and/or increased operating costs. We are unable at this time, to estimate the magnitude of such costs, which may be material, or to determine the potential impact on the profitability of our MWC facilities.

In some cases, the costs incurred to meet the revised MACT rules at facilities may be recovered from public sector clients and other users of our facilities through increased fees permitted to be charged under applicable contracts; however, to the extent we incur costs at other of our facilities to meet the applicable MACT rules, such costs are not subject to contractual recovery and instead will be borne directly by the affected facilities.
Revised Ground Level Ozone Standards — On October 26, 2015, EPA published a final rule to revise and strengthen the National Ambient Air Quality Standards for ground-level ozone or “smog”. If implemented by EPA and affected states, this rule could impact changes to our existing air permits that we may pursue in the future.
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
In October 2015, EPA published two new rules regulating greenhouse gas emissions. The first rule, the Clean Power Plan, regulates existing fossil fuel fired electric generating units. The second regulation sets greenhouse gas emissions standards for new power plants. Our facilities were not regulated entities under either of these rules and new EfW capacity was eligible to generate energy recovery credits for compliance under certain state plans. In October 2017, the EPA proposed to repeal the Clean Power Plan following a March 2017 Executive Order signed by President Trump to review the Clean Power Plan. We cannot predict at this time what, if any, proposal the EPA may make in place of the Clean Power Plan or its potential impact to our business. We continue to closely follow developments in this area.
In addition to the new EPA rules, several initiatives have been developed at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•
The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect EfW facilities. We operate one fossil-fuel fired boiler at our Niagara facility included in the RGGI program. Virginia issued a proposed regulation in November 2017 to reduce GHG emissions from its electricity sector and link to the RGGI program. EfW facilities were not included in the proposal.

•
California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California to 1990 levels by 2020. AB 32 includes an economy-wide “cap-and-trade” program, which could impact our California EfW facilities.

•
Regulatory amendments finalized in 2017 extended an exclusion of EfW facilities from the cap-and-trade program through the end of 2017. A resolution passed by the Board of the California Air Resources Board (“CARB”) directs the agency to provide transition assistance to EfW facilities beginning in 2018. The specific degree of assistance to be provided is uncertain at this time.

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
In December 2017, the European Commission and the European Parliament reached a provisional agreement on four legislative proposals to amend several of the Directives described above to advance a more circular economy. We cannot predict at this time the final outcome of this process, but continue monitoring developments closely.
In March, 2017, the United Kingdom notified the European Union of its intention to leave the European Union (so-called “Brexit”).  The parties are now negotiating a transition period and future relations between the United Kingdom on a range of issues.  We have studied and consulted with local experts regarding the potential regulatory and economic impacts of Brexit on the United Kingdom, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business through our recently-announced joint venture with Green Investment Group Limited. (For further information see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management — Green Investment Group Limited (“GIG”) Joint Venture).  The government of the United Kingdom has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically, including with respect to the Directives described above.  As such, while we can provide no assurance, we do not believe Brexit will materially impact the key drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with Green Investment Group Limited.
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
EMPLOYEES
As of December 31, 2017, we employed approximately 3,700 full-time employees worldwide, the majority of which were employed in the United States. Of our employees in the United States and Canada, approximately 9% are represented by organized labor. Currently, we are party to 13 collective bargaining agreements: two expire in 2018, four expire in 2019, two expire in 2020 and five are currently in negotiations. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2018.

Name and Title	Age	Experience
Stephen J. Jones President and Chief Executive Officer	56
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

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	41
Executive Vice President and Chief Financial Officer since 2013. Mr. Helgeson served as Vice President and Treasurer from 2007 to 2013. Prior to joining Covanta in 2007, Mr. Helgeson was Vice President, Finance and Treasurer at Waste Services, Inc., a publicly-traded environmental services company with operations in the United States and Canada, from 2004 to 2007. Prior to these roles, Mr. Helgeson held positions in the investment banking departments at Lehman Brothers from 2000 to 2004 and at Donaldson, Lufkin & Jenrette from 1998 to 2000.

Michael J. de Castro Executive Vice President, Supply Chain	55
Executive Vice President, Supply Chain since 2015. Mr. de Castro was employed by Air Products from 2006 to 2010, serving in various operational capacities including Director, Global Operations Americas. Mr. de Castro was Chief Executive Officer of Interstate Waste Services ("IWS") from 2010 to 2013 when he returned to Air Products, serving as Director, Global Operations Strategic Development and as Fulfillment Director in the Performance Materials Division. Prior to his tenure at IWS and Air Products, Mr. de Castro held a variety of positions at American Ref-Fuel Company for 16 years, including of Vice President, Operations.

Derek W. Veenhof Executive Vice President, Asset Management	51
Executive Vice President since 2013. Mr. Veenhof served as Senior Vice President (2011-2013) and Vice President (2007-2010) of Covanta commercial subsidiaries managing contracting and market development efforts in waste and metals recycling.  From 2002 to 2006, Mr. Veenhof was Covanta’s Area Manager responsible for the Metro NY, NJ and Philadelphia market areas.  Mr. Veenhof joined Covanta in 1997, serving as the Niagara Facility Business Manager from 1997-2001.

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	59
Executive Vice President, General Counsel and Secretary since 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from 2004 to 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy from March 2004 to October 2004. Mr. Simpson joined Covanta in 1992.

Matthew R. Mulcahy Executive Vice President and Head of Corporate Development	54
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

Paul E. Stauder Senior Vice President and President, Covanta Environmental Solutions	52
Senior Vice President since 2016 and President of Covanta Environmental Solutions, a subsidiary of Covanta Energy, since 2015. Mr. Stauder served as Senior Vice President of Business Management for Covanta Energy from 2008 to 2014, with primary responsibility for all commercial and client aspects of Covanta’s EFW facilities. Prior to that role, Mr. Stauder served in a number of positions with Covanta Energy, including Regional Vice President, overseeing EfW plants and independent power plants. Mr. Stauder joined Covanta in 1997.

Michael A. Wright Senior Vice President and Chief Human Resources Officer	55
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

Manpreet Grewal Vice President and Chief Accounting Officer	39
Mr. Grewal was appointed Vice President and Chief Accounting Officer in 2017. Prior to joining Covanta, he was the Senior Director, Global Financial & Operational Audits from 2016 through 2017 for Johnson Controls plc, a leading provider in building technologies and solutions and automotive batteries globally. Prior to this position, Mr. Grewal spent 13 years working in a variety of finance and accounting roles at Tyco International plc, prior to Tyco’s 2016 merger with Johnson Controls. From 2014 through 2015 Mr. Grewal was the Director, Internal Audit and from 2012 to 2013, he was the Sr. Manager, Accounting Research & Shared Processes for Tyco.

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
For the EfW facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2018 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenue. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.
Where we have leasehold interests, we cannot assure you that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.
Significant policy shifts from the Trump Administration could have a material adverse effect on us.
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
There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress and several states have considered legislation and/or regulations designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The Trump administration has indicated that it generally favors traditional energy technologies. Our business and future prospects could be adversely affected if renewable technologies we use were either (i) disfavored in any new laws or regulations pursued by the Trump administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.

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
As of December 31, 2017, we had approximately $2.5 billion in long-term debt and project debt. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.
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
We operate some facilities owned by public sector clients, under long-term contracts. If, when existing contracts expire, we are unable to reach agreement with our municipal clients on the terms under which they would extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.
At a limited number of facilities we operate that are owned by public sector clients, our clients have certain rights to terminate such contracts without cause. If any such terminations were to occur, this may adversely affect our revenue, cash flow and profitability. We cannot assure that such contract terminations will not occur in the future.
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
Our business is directly affected by economic slowdowns and general reduction in demand for goods and services. A weak economy generally results in reduced overall demand for waste disposal, recycled metal and energy production. Under such conditions, the pricing we are able to charge for our waste management services, and for our energy and recycled metals, may decline and/or experience increased volatility. In addition, many of our customers are municipalities and other public sector entities which may be adversely affected in an economic downturn due to reduced tax revenue. Consequently, some of these entities could be unable to pay amounts owed to us or renew contracts with us for similar volumes or at previous or increased rates.
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
We have made and may continue to plan and execute acquisitions and take other actions to grow our business. Acquisitions present significant challenges and risks relating to the integration of the business into the company. If we make acquisitions, it could place a strain on our management systems, infrastructure and resources, as well as present new or different risks to our business. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. We can provide no assurances that the company will manage and integrate acquisitions successfully.

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
In addition, we rely on the public sector clients as a source not only of waste for fuel, but also of revenue from the fees for waste services we provide. Because our contracts with public sector clients are generally long-term, we may be adversely affected if the credit quality of one or more of our public sector clients were to decline materially.
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
The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in electricity pricing;

•	changes in foreign tax laws and regulations;

•	changes in United States federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest;

•	expropriation and confiscation of assets and facilities; and

•	credit quality of entities that pay for our services or purchase our power.

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
As of December 31, 2017, we had $240 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2028 and 2036 The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and accelerating the date on which we may be otherwise obligated to pay incremental cash taxes.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We lease approximately 250,000 square feet of office space throughout North America, including 104,000 square feet for our headquarters in Morristown, New Jersey. In addition, we own 83 acres of undeveloped land in California. As of December 31, 2017, we owned, had equity investments in and/or operated 87 facilities in the North America segment consisting of 41 EfW operations, 17 transfer stations, 19 material processing facilities, four landfills (primarily for ash disposal), two wood waste (biomass) energy projects, two water (hydroelectric) energy projects, one landfill gas project and one regional metals recycling facility. Principal projects are described above under Item 1. Business — North America Segment. Projects in the North America segment that we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,707 acres, of which 1,382 acres are owned and 325 acres are leased.
We operate projects outside of our North America segment and have offices located in Dublin, Ireland and Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2017, we are the part owner/operator of two international projects with businesses conducted at properties that are either leased or have land rights aggregating to 12 acres. Principal projects are described above under Item 1. Business — Other Projects.

Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 16. Commitments and Contingencies, which information is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 16, 2018, there were approximately 696 holders of record of our common stock. On February 16, 2018, the closing price of our common stock on the New York Stock Exchange was $16.15 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2017			2016
	High	Low	Dividend Declared	High	Low	Dividend Declared
First Quarter	$16.50	$14.85	$0.25	$17.75	$12.48	$0.25
Second Quarter	$15.80	$13.00	$0.25	$17.22	$15.52	$0.25
Third Quarter	$15.28	$13.08	$0.25	$17.16	$14.43	$0.25
Fourth Quarter	$17.30	$14.60	$0.25	$15.95	$13.45	$0.25
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
Share Repurchases
Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2017, the amount remaining under our currently authorized share repurchase program was $66 million. There were no repurchases made under our share repurchase program during the year ended December 31, 2017.

Performance Measurement Comparison
The following performance graph sets forth a comparison of the yearly percentage change in the Company’s cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones US Conventional Electricity Index**, and the Dow Jones US Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph above reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2012 and ending December 31, 2017.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2012
2013
2014
2015
2016
2017
Covanta Holding Corporation
S&P Midcap 400 Index
Dow Jones US Conventional Electricity Index
Dow Jones US Waste & Disposal Services Index

The stockholder return reflected above is not necessarily indicative of future performance.

* The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries. Copyright 2018 Standard and Poor’s, Inc. All Rights Reserved. Used with permission.

** The Dow Jones US Waste & Disposal Services Index and the Dow Jones US Conventional Electricity Index are maintained by Dow Jones & Company, Inc. As described by Dow Jones, the Dow Jones US Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones US Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy. Copyright 2018 Dow Jones & Company. All Rights Reserved. Used with permission.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Statements of Operations Data:
Operating revenue	$1,752	$1,699	$1,645	$1,682	$1,630
Operating expense	$1,651	$1,590	$1,536	$1,528	$1,395
Operating income	$101	$109	$109	$154	$235
Income (loss) from continuing operations (1)	$57	$(4)	$69	$(1)	$42
Loss from discontinued operations, net of taxes	$—	$—	$—	$—	$(52)
Net income (loss) (1)	$57	$(4)	$69	$(1)	$(10)
Net income (loss) attributable to Covanta Holding Corporation stockholders:
Continuing operations (1)	$57	$(4)	$68	$(2)	$43
Discontinued operations	$—	$—	$—	$—	$(52)

Basic earnings (loss) per share attributable to Covanta Holding Corporation:(1)
Continuing operations	$0.44	$(0.03)	$0.52	$(0.01)	$0.33
Discontinued operations	—	—	—	—	(0.40)
Covanta Holding Corporation	$0.44	$(0.03)	$0.52	$(0.01)	$(0.07)

Diluted earnings (loss) per share attributable to Covanta Holding Corporation: (1)
Continuing operations	$0.44	$(0.03)	$0.51	$(0.01)	$0.33
Discontinued operations	—	—	—	—	(0.40)
Covanta Holding Corporation	$0.44	$(0.03)	$0.51	$(0.01)	$(0.07)

Cash dividend declared per share	$1.00	$1.00	$1.00	$0.86	$0.66

Weighted average common shares outstanding:
Basic	130	129	132	130	129
Diluted	131	129	133	130	130

(1) The year ended December 31, 2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act. For further information see Item. 1. Business and Item 8. Financial Statements And Supplementary Data — Note 14. Income Taxes.

	As of December 31,
	2017	2016	2015	2014	2013
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$46	$84	$94	$84	$190
Property, plant and equipment, net	$2,606	$3,024	$2,690	$2,607	$2,579
Assets held for sale	$653	$—	$—	$—	$—
Total assets	$4,441	$4,284	$4,234	$4,178	$4,357
Long-term debt (incl. current portion)	$2,349	$2,252	$2,263	$1,948	$2,062
Project debt (incl. current portion)	$174	$383	$198	$222	$212
Liabilities held for sale	$540	$—	$—	$—	$—
Total liabilities	$4,014	$3,815	$3,594	$3,394	$3,451
Total Covanta Holding Corporation stockholders' equity	$427	$469	$638	$782	$902

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For a discussion of key strategies and the execution thereof in 2017, see Item 1. Business — Strategy and Execution on Strategy.
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

RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended December 31,
Consolidated:	2017	2016	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,231	$1,187	$44
Energy revenue	334	370	(36)
Recycled metals revenue	82	61	21
Other operating revenue	105	81	24
Total operating revenue	1,752	1,699	53
OPERATING EXPENSE:
Plant operating expense	1,271	1,177	94
Other operating expense	51	86	(35)
General and administrative expense	112	100	12
Depreciation and amortization expense	215	207	8
Impairment charges	2	20	(18)
Total operating expense	1,651	1,590	61
Operating income	$101	$109	$(8)
Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Year Ended December 31,
	2017	2016	Variance
EfW tip fees	$572	$551	$21
EfW service fees	393	406	(13)
Environmental services	129	104	25
Municipal services (1)	194	186	8
Other	42	36	6
Intercompany	(99)	(96)	(3)
Total waste and service revenue	$1,231	$1,187	$44
(1) Consists of transfer stations and transportation component of our New York City waste transport and disposal contract.

EfW Facilities - Tons Received (1) (in millions):	Year Ended December 31,
	2017	2016	Variance
Tip fee - contracted	8.0	8.4	(0.4)
Tip fee - uncontracted	2.1	2.2	(0.1)
Service fee	8.6	8.9	(0.3)
Total Tons	18.7	19.5	(0.8)
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.

For the twelve month comparative period, waste and service revenue increased by $44 million year-over-year, driven by $13 million of organic growth, $28 million from transactions, of which $19 million related to the start-up of the Dublin EfW facility in the fourth quarter of 2017, and $4 million resulting from contract transitions. Within organic growth, EfW tip fee revenue decreased by $16 million, with the benefit from higher average revenue per ton of $14 million, more than offset by lower volume of waste processed of $29 million, primarily due to downtime at the Fairfax County facility, while environmental services and municipal services revenue were higher by $16 million and $8 million, respectively.

Energy Revenue

Consolidated (1) (in millions):	Year Ended December 31,
	2017	2016	Variance
Energy sales	$288	$321	$(33)
Capacity	46	40	6
Other revenue	—	9	(9)
Total energy revenue	$334	$370	$(36)
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Year Ended December 31,
Total EfW (in millions):	2017			2016			Variance
	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$23	0.8	13%	$33	1.0	17%	$(10)	(0.2)
Contracted	216	2.5	41%	245	3.1	51%	(29)	(0.6)
Hedged	95	2.7	46%	83	1.9	32%	12	0.8
Total EfW	$334	6.0	100%	$361	6.1	100%	$(27)	(0.1)
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.
For the twelve month comparative period, energy revenue decreased by $36 million year-over-year, driven by the expiration of certain long-term energy contracts ($28 million) and lower production at EfW facilities ($15 million), primarily due to downtime at the Fairfax County facility, which were partially offset by a favorable impact from service contract transitions ($5 million) and $2 million related to transactions.

Recycled Metal Revenue

	Year Ended December 31,
	Metal Revenue (in millions)		Tons Sold (in thousands) (1)		Tons Recovered (in thousands)
	2017	2016	2017	2016	2017	2016
Ferrous Metal	$48	$38	302	345	396	401
Non-Ferrous Metal	34	23	31	36	38	36
Total	$82	$61

(1)	Represents the portion of total volume that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.
For the twelve month comparative period, recycled metals revenue increased by $21 million year-over-year, driven by higher pricing for both ferrous ($17 million) and non-ferrous ($17 million) material, partially offset by lower volume sold ($14 million) which primarily resulted from the centralized processing of non-ferrous material and the timing of sales shipments as compared to the prior year.
Other Operating Revenue
Other operating revenue increased by $24 million for the twelve month comparative period primarily due to higher construction revenue ($12 million) and contractual energy sales related to facilities that did not produce power ($12 million).

Operating Expense
Plant Operating Expense

Consolidated (in millions):	Year Ended December 31,
	2017	2016	Variance
Plant maintenance	$311	$279	$32
All other	960	898	62
Plant operating expense	$1,271	$1,177	$94

Plant operating expenses increased by $94 million for the twelve month comparable period, driven by higher plant maintenance expense ($32 million), escalation in other costs at our EfW facilities on a same store basis ($8 million), and incremental costs related to growth in our Covanta Environmental Solutions business, commencement of operations at the new centralized non-ferrous metal processing facility, and the start-up of the Dublin EfW facility.
Other Operating Expense
Other operating expenses decreased by $35 million for the twelve month comparable period, primarily due to higher insurance recoveries of $26 million, which are recorded as a contra expense, and a gain of $8 million from the settlement of our contract dispute with Hennepin County. For additional information, see Item 8. Financial Statements And Supplementary Data - Note 13. Supplementary Information - Other Operating Expenses.
General and Administrative Expense
General and administrative expenses increased for the twelve month comparative period by $12 million, driven by third party costs incurred in the execution of the GIG transaction, accounting services and higher compensation expenses.
Impairment Charges
During the year ended December 31, 2016, we recorded non-cash impairment charges of $20 million, pre-tax, of which $13 million related to the previously planned closure of our Pittsfield EfW facility, which we continue to operate, and $3 million, pre-tax, related to an investment in a joint venture to recover and recycle metals. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Supplementary Information — Impairment Charges.
RESULTS OF OPERATIONS — OPERATING INCOME
Year Ended December 31, 2016 vs. Year Ended December 31, 2015

	Year Ended December 31,
Consolidated:	2016	2015	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,187	$1,104	$83
Energy revenue	370	421	(51)
Recycled metals revenue	61	61	—
Other operating revenue	81	59	22
Total operating revenue	1,699	1,645	54
OPERATING EXPENSE:
Plant operating expense	1,177	1,129	48
Other operating expense	86	73	13
General and administrative expense	100	93	7
Depreciation and amortization expense	207	198	9
Impairment charges	20	43	(23)
Total operating expense	1,590	1,536	54
Operating income	$109	$109	$—

Operating Revenue
Waste and Service Revenue

Consolidated (in millions):	Year Ended December 31,
	2016	2015	Variance
EfW tip fees	$551	$507	$44
EfW service fees	406	418	(12)
Environmental services	104	60	44
Municipal services (1)	186	159	27
Other	36	38	(2)
Intercompany	(96)	(78)	(18)
Total waste and service revenue	$1,187	$1,104	$83
(1) Consists of transfer stations and transportation component of our New York City waste transport and disposal contract.

North America Segment - EfW Facilities - Tons Received (1) (in millions):	Year Ended December 31,
	2016	2015	Variance
Tip fee - contracted	8.4	7.4	1.0
Tip fee - uncontracted	2.2	2.2	—
Service fee	8.9	9.8	(0.9)
Total Tons	19.5	19.4	0.1
(1) Includes solid tons only. Does not include contribution from China investments. Certain amounts may not total due to rounding.

Waste and service revenue increased by $83 million year-over-year, driven by organic growth of $35 million and net contribution from transactions of $52 million, partially offset by a decline of $5 million related to contract transitions. Within organic growth, EfW tip fee revenue increased by $20 million, due to a benefit from higher average revenue per ton of $14 million and higher volume of waste processed of $6 million. Environmental services revenue increased by $14 million as a result of increased activity at newly acquired environmental services businesses. Transactions impacting revenue in the period included environmental services acquisitions ($30 million), a full year of operations under the New York City MTS contract, and commencement of operations at the Durham-York EfW facility.
Energy Revenue

Consolidated (1) (in millions):	Year Ended December 31,
	2016	2015	Variance
Energy sales	$321	$308	$13
Capacity	40	38	2
Other revenue	9	75	(66)
Total energy revenue	$370	$421	$(51)
(1) Covanta share only. EfW excludes contribution from China investments. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Year Ended December 31,
	2016			2015			Variance
Total EfW (in millions):	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$33	1.0	17%	$46	1.4	24%	$(13)	(0.4)
Contracted	245	3.1	51%	238	3.0	53%	7	0.1
Hedged	83	1.9	32%	62	1.4	23%	21	0.5
Total EfW	$361	6.1	100%	$346	5.8	100%	$15	0.3
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

	Year Ended December 31,
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
Other Operating Revenue
Other operating revenue increased by $22 million for the twelve month comparative period primarily due to higher construction revenue.
Operating Expense
Plant Operating Expense

Consolidated (in millions):	Year Ended December 31,
	2016	2015	Variance
Plant maintenance (1)	$279	$270	$9
All other	898	859	39
Plant operating expense	$1,177	$1,129	$48

(1)	Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Plant operating expenses increased by $48 million for the twelve month comparable period, driven primarily by higher incentive compensation expense ($24 million), increased EfW plant maintenance expense ($17 million), escalation in wages and benefits ($16 million), the start-up of our centralized metals processing facility, other organic cost increases and the impact of contract transitions, partially offset by transactions, as noted above, reducing plant operating expenses by $22 million on a net basis.

Other Operating Expense
Other operating expenses increased by $13 million for the twelve month comparable period primarily due to higher construction expense, partially offset by increased insurance recoveries.
For additional information, see Item 8. Financial Statements And Supplementary Data - Note 13. Supplementary Information - Other Operating Expenses.
General and Administrative Expense
Consolidated general and administrative expenses increased for the twelve month comparative period by $7 million primarily due to an increase in incentive compensation.
Impairment Charges
During the year ended December 31, 2016, we recorded non-cash impairment charges of $20 million, pre-tax, of which $13 million related to the previously planned closure of our Pittsfield EfW facility which we continue to operate, and $3 million, pre-tax, related to an investment in a joint venture to recover and recycle metals. During the year ended December 31, 2015, we recorded non-cash impairment charges totaling $43 million related to our biomass facilities. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 13. Supplementary Information — Impairment Charges.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS
Years Ended December 31, 2017, 2016 and 2015

Other Expense:

	Year Ended December 31,			Variance Increase (Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(In millions)
CONSOLIDATED RESULTS OF OPERATIONS:
Interest expense, net	(147)	(138)	(134)	(9)	(4)
(Loss) gain on asset sales	(6)	44	—	(50)	44
Loss on extinguishment of debt	(84)	—	(2)	(84)	2
Other expense, net	1	(1)	(1)	2	—
Total other expense	$(236)	$(95)	$(137)	$(141)	$42
Interest expense, net increased by $9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the cost of non-recourse project subsidiary debt at the Dublin EfW project in the fourth quarter of 2017 following commencement of commercial operations. Interest expense, net increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to higher levels of borrowing under our Revolving Credit Facility. For additional information see Item 8. Financial Statements And Supplementary Data —Note 10. Consolidated Debt.
(Loss) gain on assets sales for the year ended December 31, 2017 and 2016, is primarily due to the sale of our interests in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Assets Held for Sale and Note18. Subsequent Events.
Loss on extinguishment of debt for the year ended December 31, 2017 is comprised of $13 million of charges related to the redemption of our 7.25% Senior Notes due 2020 and approximately $71 million in connection with the refinancing of our Dublin project debt. For additional information see Item 8. Financial Statements And Supplementary Data —Note 10. Consolidated Debt.

Income Tax (Benefit) Expense:

	Year Ended December 31,			Variance Increase (Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(In millions, except percentages)
CONSOLIDATED RESULTS OF OPERATIONS:
Income tax (benefit) expense	$(191)	$22	$(84)	$(213)	$106
Effective income tax rate	142%	150%	302%
The decrease in the effective tax rate for the year ended December 31, 2017, compared to the year ended December 31, 2016 is primarily due to the combined effects of (i) the recognition of tax benefit from the re-measurement of the deferred taxes and the estimated transition tax due to the enactment of the Tax Cuts and Jobs Act and (ii) the change from pre-tax income in 2016 to pre-tax loss in 2017.
The decrease in effective tax rate for the year ended December 31, 2016, compared to the year ended December 31, 2015 is primarily due to the combined effects of (i) the recognition of tax benefit due to the resolution of the IRS audit in 2015 and (ii) the fact that the Company turned from pre-tax loss in 2015 to pre-tax income in 2016, offset by the uncertain tax positions recorded in 2016.
For additional information see Item 8. Financial Statements And Supplementary Data — Note 14. Income Taxes.
Net Income (Loss) Attributable to Covanta Holding Corporation and Earnings Per Share:

	Year Ended December 31,			Variance Increase (Decrease)
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	(In millions, except per share amounts)
CONSOLIDATED RESULTS OF OPERATIONS:
Net Income (Loss) Attributable to Covanta Holding Corporation	$57	$(4)	$68	$61	$(72)

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation stockholders:
Weighted Average Shares:
Basic:	130	129	132	1	(3)
Diluted:	131	129	133	2	(4)
Earnings (Loss) Per Share:
Basic:	$0.44	$(0.03)	$0.52	$0.47	$(0.55)
Diluted:	$0.44	$(0.03)	$0.51	$0.47	$(0.54)

Cash Dividend Declared Per Share (1)	$1.00	$1.00	$1.00	$—	$—

(1)	For information on dividends declared to shareholders and share repurchases, see Liquidity and Capital Resources below.

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
We use Adjusted EBITDA to provide additional ways of viewing aspects of operations that, when viewed with the GAAP results provide a more complete understanding of our core business. As we define it, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income including the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, adjustments to reflect the Adjusted EBITDA from our unconsolidated investments, adjustments to exclude significant unusual or non-recurring items that are not directly related to our operating performance plus adjustments to capital type expenses for our service fee facilities in line with our credit agreements. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends. Going forward, as larger parts of our business will be conducted through unconsolidated entities that we do not control, we will begin to adjust for our proportionate share of the entities depreciation and amortization, interest expense and taxes in order to improve comparability to the Adjusted EBITDA of our wholly owned entities.
Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015, respectively, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (Loss) Income to Adjusted EBITDA (in millions):

	Year Ended December 31,
Adjusted EBITDA	2017	2016	2015
Net Income (Loss) Attributable to Covanta Holding Corporation (a)	$57	$(4)	$68
Depreciation and amortization expense	215	207	198
Interest expense, net	147	138	134
Income tax (benefit) expense (a)	(191)	22	(84)
Impairment charges (b)	2	20	43
Loss (gain) on asset sales (c)	6	(44)	—
Loss on extinguishment of debt (d)	84	—	2
Property insurance recoveries, net (e)	(2)	—	—
Net income attributable to noncontrolling interests in subsidiaries	—	—	1
Capital type expenditures at client owned facilities (f)	55	39	31
Debt service billing in excess of revenue recognized	5	4	1
Business development and transaction costs	5	2	3
Severance and reorganization costs	1	3	4
Non-cash compensation expense	18	16	18
Other (g)	6	7	9
Adjusted EBITDA	$408	$410	$428

(a)
The year ended December 31, 2017 include a provisional net tax benefit of $183 million ($1.40 per diluted share) associated with the enactment of the Tax Cuts and Jobs Act of 2017. The enactment of this legislation resulted in an estimated income tax benefit and net income increase of $204 million, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21%, partially offset by the estimated impact of a one-time transition tax on our unremitted foreign earnings totaling $21 million, which we will elect to offset with historical net operating losses. These amounts are provisional and subject to change. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 14. Income Taxes.

(b)
During the year ended December 31, 2016, we recorded a non-cash impairment totaling $20 million which primarily consisted of $13 million related to the previously planned closure of our Pittsfield EfW facility in March 2017, which we now continue to operate, and $3 million related to an investment in a joint venture to recover and recycle metals.  During the year ended December 31, 2015, we recorded non-cash impairments of our biomass facility assets of $43 million.

(c)
During the year ended December 31, 2017, we recorded a $6 million charge for indemnification claims related to the sale of our interests in China, which was completed in 2016. During the year ended ended December 31, 2016, we recorded a $41 million gain on the sale of our interests in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.

(d)
During the year ended December 31, 2017, we recorded a $71 million loss related to our Dublin debt refinancing and a $13 million loss related to the redemption of our 7.25% Senior Notes. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(e)	During the year ended December 31, 2017, we recorded a $2 million property insurance gain related to our property insurance recoveries.

(f)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of capital equipment related expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015 and are capitalized at facilities that we own.

(g) Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.
The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2017	2016	2015
Cash flow provided by operating activities	$243	$286	$254
Cash paid for interest, net of capitalized interest	132	135	131
Cash paid for taxes	—	6	2
Capital type expenditures at service fee operated facilities (a)	55	39	31
Equity in net income from unconsolidated investments	1	4	13
Dividends from unconsolidated investments	(2)	(2)	(5)
Adjustment for working capital and other	(21)	(58)	2
Adjusted EBITDA	$408	$410	$428

(a) See Adjusted EBITDA - Note (f) above.
For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow and Free Cash Flow Before Working Capital (Non-GAAP Discussion) below.
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
Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include impairment charges, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the years ended December 31, 2017, 2016 and 2015, respectively, reconciled for each such period to diluted earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Diluted earnings (loss) per share	$0.44	$(0.03)	$0.51
Reconciling items (1)	(0.81)	(0.03)	(0.44)
Adjusted EPS	$(0.37)	$(0.06)	$0.07
(1) Additional information is provided in the Reconciling Items table below.

	Year Ended December 31,
	2017	2016	2015
Reconciling Items
Impairment charges (a)	2	20	43
Loss (gain) on asset sales (a)	6	(44)	—
Property insurance recoveries (a)	(2)	—	—
Severance and reorganization costs	1	2	7
Loss on extinguishment of debt (a)	84	—	2
Effect on income of derivative instruments not designated as hedging instruments	—	2	(6)
Effect of foreign exchange loss on indebtedness	(2)	(1)	3
Other	1	—	1
Total Reconciling Items, pre-tax	90	(21)	50
Pro forma income tax impact (b)	(4)	2	(20)
Impact of IRS audit settlement	—	—	(93)
Adjustment to uncertain tax positions	—	14	—
Tax liability related to expected gain on sale of China assets (b)	—	—	4
Grantor trust activity	(9)	1	—
Impact of federal tax reform rate change (a)	(204)	—	—
Transition tax (a)	21	—	—
Total reconciling Items, net of tax	$(106)	$(4)	$(59)
Diluted per share impact	$(0.81)	$(0.03)	$(0.44)
Weighted average diluted shares outstanding	131	129	133

(a)	For additional information, see Adjusted EBITDA above.

(b)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

BUSINESS OUTLOOK
In 2018 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, new project development and construction, acquisitions, and the organic growth of earnings and cash flow generated by our existing assets. In order to drive organic growth, we will be focused on growing our environmental services and profiled waste businesses, enhanced metals recovery and centralized processing, ash management, continuous improvement using Lean Six Sigma concepts, and managing facility production and operating costs.
In 2018, the following specific factors are expected to impact our financial results as compared to 2017 (as measured by Adjusted EBITDA):

Positive factors include:

•	Contribution from the organic growth initiatives discussed above;

•
A full year of service fee contribution from the operation of the Dublin EfW facility, which commenced operations in late 2017, and a pro rata contribution from our share of the JV, which now owns the project. For further information on the Dublin EfW facility, see Item 8. Financial Statements And Supplementary Data Note 3. New Business and Asset Management; and

•
A full year of operations at our Fairfax County energy-from-waste facility, which experienced a fire in the front-end receiving portion of the facility in February 2017 and resumed operations in December 2017.

Negative factors include:

•
Up to $15 million lower anticipated prices for electricity as compared to 2017, including lower anticipated market pricing as compared to our hedged prices in 2017, lower anticipated pricing on collared energy, and mark-to-market on the expiration of long-term power purchase agreements; and

•
Approximately $20 million related to waste and service contract transitions, most notably the non-recurring benefit that we received in 2017 from the settlement of our contract dispute with Hennepin County.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our Revolving Credit Facility, which we believe, will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 8. Financial Statements And Supplementary Date - Note 10. Consolidated Debt.
In 2018, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets, debt services and for ongoing dividends to shareholders, in which case we would utilize our Revolving Credit Facility on an interim basis. See Results of Operations - Business Outlook above for discussion of the factors impacting our 2018 business outlook. We plan to use the net proceeds from the sale of 50% of our Dublin EfW facility initially to repay borrowings under our Revolving Credit Facility. When and as necessary, we expect to utilize a combination of cash and cash equivalents on hand, cash expected to be generated from future operations and our Revolving Credit Facility to fund our portion of project equity investment required for the JV development pipeline in the U.K. We also intend to utilize expected cash flows from operations and borrowings under our Revolving Credit Facility to fund all other growth investments in our business, as necessary.
We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of December 31, 2017. Further, we do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs.
As of December 31, 2017, Covanta Energy had $1.2 billion in senior secured credit facilities, which includes a $1.0 billion Revolving Credit Facility expiring between 2019 and 2020. As of December 31, 2017, our potential sources of near-term liquidity included (in millions):

As of December 31, 2017
Cash	$46
Unutilized capacity under the Revolving Credit Facility	363
Total cash and unutilized capacity under the Revolving Credit Facility	$409
In addition, as of December 31, 2017, we had restricted cash of $71 million, of which $18 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. For additional information on restricted funds held in trust, see Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies - Restricted Funds Held in Trust.
We typically receive cash distributions from our North America segment projects on a monthly basis. The frequency and predictability of which differs depending upon various factors, including, whether a project is domestic or international, and whether a project has been able to operate at its historical levels of production. The timing of our receipt of cash from construction projects for public sector clients is generally based upon our reaching completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. Future cash distributions from the joint venture with GIG are subject to certain covenants under the Dublin project financing agreements. We expect to begin to receive cash distributions from the Dublin project, via the joint venture, beginning in October 2018.
Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.
The following summarizes our key financing activities completed during the year ended December 31, 2017:

•
On December 14, 2017, we executed agreements for project financing totaling €446 million ($534 million) to refinance the existing project debt and a convertible preferred investment related to our Dublin project. For additional information on the project financing terms, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt - Dublin Project Refinancing.

•
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. We utilized the net proceeds of the 5.875% Notes offering together with funds borrowed under our Credit Facilities, to redeem the 7.25% Senior

Notes due 2020. For additional information see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt - 5.875% Senior Notes due July 2025.
Share Repurchases and Dividends
For additional information on share repurchases and dividends, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS").
Sources and Uses of Cash Flow
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Net cash provided by operating activities for the year ended December 31, 2017 decreased $43 million from the prior year period. The decrease was primarily due to the operating performance as discussed in Management Discussion and Analysis of Financial Condition and Results of Operations above. The contribution from working capital to net cash provided by operating activities remained relatively flat year over year, however, we do not expect our working capital to continue to decrease in 2018.
Net cash used in investing activities for the year ended December 31, 2017 increased $35 million from the prior year period. The net increase in cash used was principally attributable to reduced proceeds from asset sales of $105 million related to the sale of our China assets in 2016 and an increase in acquisition spending of $7 million, offset by reduced purchases of property, plant and equipment of $82 million, which reflects a lower rate of spend for construction of the Dublin EfW facility as it transitioned from construction to operations.
Net cash provided by financing activities for the year ended December 31, 2017 increased $47 million from the prior year period primarily due to higher net borrowings under our Revolving Credit Facility of $107 million, increased net borrowings under the refinanced Dublin financing arrangement totaling $105 million partially offset by the repayment in full of the Dublin Convertible Preferred debt for $132 million and the settlement payment relating to the termination of the original Dublin interest rate swap totaling $17 million, all of which were related to the comprehensive refinancing of the Dublin project debt, see Item 8. Financial Statements And Supplementary Date - Note 10. Consolidated Debt.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2016 increased $32 million from the prior year period. The increase was primarily due to lower employee bonus payments paid in 2016 related to 2015 company performance.
Net cash used in investing activities for the year ended December 31, 2016 decreased $194 million from the prior year period. The net decrease was primarily due to proceeds received from the sale of our interests in China of $105 million in 2016, as well as reduced acquisition activity by $63 million as compared to the prior year.
Net cash provided by financing activities for the year ended December 31, 2016 increased $247 million from the prior year period primarily due to a reduction in net direct borrowings under our Revolving Credit Facility totaling $208 million, and a reduction in net proceeds from long-term debt borrowings totaling $97 million, partially offset by increased borrowings under Dublin project financing of $73 million as compared to the prior year.

Supplementary Financial Information — Free Cash Flow and Free Cash Flow Before Working Capital (Non-GAAP Discussion)
To supplement our results prepared in accordance with GAAP, we use the measures of Free Cash Flow and Free Cash Flow Before Working Capital, which are non-GAAP measures as defined by the SEC. These non-GAAP financial measures are not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow and Free Cash Flow Before Working Capital may be different from similarly identified non-GAAP measures used by other companies, limiting its usefulness for comparison purposes. The presentation of Free Cash Flow and Free Cash Flow Before Working Capital is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.
We use the non-GAAP financial measures of Free Cash Flow and Free Cash Flow Before Working Capital as criteria of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. Free Cash Flow Before Changes in Working Capital is defined as Free Cash Flow excluding changes in working capital. We use Free Cash Flow and Free Cash Flow Before Working Capital as measures of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our shareholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.
In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow and Free Cash Flow Before Working Capital for the years ended December 31, 2017, 2016 and 2015, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.
The following is a reconciliation of Free Cash Flow and Free Cash Flow Before Working Capital (in millions):

	Year Ended December 31,
	2017	2016	2015

Net cash provided by operating activities	$243	$286	$254
Less: Maintenance capital expenditures (a)	(111)	(110)	(102)
Free Cash Flow	$132	$176	$152
Less: Changes in working capital	(44)	(41)	21
Free Cash Flow Before Working Capital	$88	$135	$173

(a)
Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. Maintenance capital expenditures in 2017 include amounts incurred but not paid as of December 31, 2017. The following table provides the components of total purchases of property, plant and equipment:

	Year Ended December 31,
	2017	2016	2015
Maintenance capital expenditures	$(111)	$(110)	$(102)
Maintenance capital expenditures incurred but not yet paid	5	—	—
Capital expenditures associated with construction of Dublin EfW facility	(117)	(162)	(184)
Capital expenditures associated with organic growth initiatives	(33)	(46)	(34)
Capital expenditures associated with the New York City MTS contract	—	(3)	(30)
Capital expenditures associated with Essex County EfW emissions control system	(4)	(33)	(26)
Total capital expenditures associated with growth investments	(154)	(244)	(274)
Capital expenditures associated with property insurance events	(17)	(5)	—
Total purchases of property, plant and equipment	$(277)	$(359)	$(376)
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

	As of December 31,
	2017	2016
	(in millions)
Domestic	$11	$18
International	35	66
Total Cash and Cash Equivalents	$46	$84
Credit Facilities
Covanta Energy’s senior secured credit facilities consist of a $1.0 billion revolving credit facility, expiring 2019 through 2020, (the “Revolving Credit Facility”) and a $191 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities"). For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

Consolidated Debt
The face value of our consolidated debt is as follows (in millions):

	As of December 31,
	2017	2016
Corporate Debt:
Revolving Credit Facility	$445	$343
Term Loan due 2019	191	196
7.25% Senior Notes due 2020	—	400
6.375% Senior Notes due 2022	400	400
5.875% Senior Notes due 2024	400	400
5.875% Senior Notes due 2025	400	—
4.00% - 5.25% Tax-Exempt Bonds due 2024 - 2045	464	464
3.48% - 6.61% Equipment financing capital leases due 2024 through 2028	69	69
Total corporate debt (including current portion)	$2,369	$2,272

Project Debt:
Domestic project debt - service fee facilities	$68	$78
Domestic project debt - tip fee facilities	9	16
Union County EfW facility capital lease	94	99
Dublin Senior Term Loan due 2021	—	155
Dublin Junior Term Loan due 2022	—	58
Total project debt (including current portion)	$171	$406
Total Debt Outstanding	$2,540	$2,678
As of December 31, 2017, the maturities of debt, excluding premiums and deferred financing costs are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Revolving Credit Facility	$—	$—	$445	$—	$—	$—	$445
Term Loan	5	5	181	—	—	—	191
Senior Notes	—	—	—	—	400	800	1,200
Tax-Exempt Bonds	—	—	—	—	—	464	464
Equipment Leases	5	6	6	6	6	40	69
Project Debt	23	18	8	8	8	106	171
Total	$33	$29	$640	$14	$414	$1,410	$2,540
For a detailed description of the terms of the debt instruments noted in the table above, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2017.

Capital Requirements
The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2017. This summary excludes obligations of our senior and junior loans related to the Dublin EfW facility of $474 million and $60 million, respectively, which are classified as "Liabilities held for sale" on our consolidated balance sheet as of December 31, 2017. Please see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Assets Held for Sale, Note 10. Consolidated Debt.- Dublin Project Financing and Note 18. Subsequent Events.

(In millions)	Total	Payments Due by Period
		2018	2019 and 2020	2021 and 2022	2023 and Beyond
RECORDED LIABILITIES:
Project debt	$171	$23	$26	$16	$106
Term Loan (1)	191	5	186	—	—
Revolving Credit Facility (1)	445	—	445	—	—
6.375% Senior Notes (2)	400	—	—	400	—
5.875% Senior Notes due 2024 (3)	400	—	—	—	400
5.875 Senior Notes due 2025 (4)	400	—	—	—	400
Tax-exempt bonds due 2024-2045 (5)	464	—	—	—	464
Equipment leases (6)	69	5	12	12	40
Total debt obligations	$2,540	$33	$669	$428	$1,410
Less: Non-recourse debt (7)	(240)	(28)	(38)	(28)	(146)
Total recourse debt	$2,300	$5	$631	$400	$1,264
Uncertainty in income tax obligations (8)	$48	$3	$9	$1	$35
OTHER:
Interest payments (9)	$1,323	$145	$263	$211	$704
Less: Non-recourse interest payments	(214)	(11)	(19)	(18)	(166)
Total recourse interest payments	$1,109	$134	$244	$193	$538
Purchase obligations (10)	30	—	30	—	—
Operating leases	71	9	17	14	31
Retirement plan obligations (11)	3	—	—	1	2
Total obligations	$3,561	$151	$931	$609	$1,870

(1)
Interest payments on the Term Loan and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming scheduled principal repayments. See Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(2)
Interest on the 6.375% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, and will mature on October 1, 2022 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(3)
Interest on the 5.875% Senior Notes due 2024 is payable semi-annually in arrears on March 1 and September 1 of each year and will mature on March 21, 2024 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(4)
Interest on the 5.875% Senior Notes due 2025 is payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2017, and will mature on July 1, 2025 unless earlier redeemed or repurchased. See Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(5)
The tax-exempt bonds bear interest between 4% and 5.25%. Interest on the $335 million of tax-exempt bonds issued in 2012, is payable semi-annually on May 1 and November 1 of each year. Interest on the $130 million of tax-exempt bonds issued in 2015, is payable semi-annually on January 1 and July 1 of each year. For a detailed description of the terms of the Tax-Exempt bonds, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.

(6)	The original lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 6.61%.

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

(11)	Retirement plan obligations are based on actuarial estimates for our non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2017.
Other Commitments
Other commitments as of December 31, 2017 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$192	$20	$172
Letters of credit - other	70	70	—
Surety bonds	196	—	196
Total other commitments — net	$458	$90	$368
For additional information on other commitments, see Item 8. Financial Statements And Supplementary Data — Note 16. Commitments and Contingencies - Other Matters.
New York City Waste Transport and Disposal Contract
In August 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in early 2015 and service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City, which is anticipated in 2018. We expect to incur approximately $30 million of additional capital expenditures, primarily for the purchase of transportation equipment, following receipt of notice to proceed.
Other Factors Affecting Liquidity
We may from time to time engage in construction activity for public sector clients, either for new projects or expansions of existing projects. We historically receive payments for this activity based upon completion of milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. This variability can in turn result in meaningful swings between periods in our Cash Flow from Operations and Free Cash Flow (which we use as a non-GAAP liquidity measure). For additional information related to Cash Flow from Operations see Liquidity and Capital Resources — Sources and Uses of Cash Flow and Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) above.
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
A substantial rise in the price of power may require us to post additional collateral, in the form of cash or letters of credit, to support hedging arrangements entered into under our energy risk management program. Such collateral posting requirements have been immaterial to date. We only enter into hedging transactions related to physical power generation, therefore we expect that any increase in obligations to hedge counterparties resulting from a rise in power prices would effectively be offset by corresponding increases in physical power sales, and as such we believe that any resulting collateral requirements would not have a material effect on our financial condition.
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
In February 2017, our Fairfax County EfW facility experienced a fire in the front-end receiving portion of the facility. We resumed operations in December 2017. For additional information, see Item 1. Financial Statements - Note 13. Supplemental Information - Insurance Recoveries.

Off-Balance Sheet Arrangements
We are party to a lease arrangement at our Union County, New Jersey energy-from-waste facility in which we lease the facility from the Union County Utilities Authority, referred to as the “UCUA.” We guarantee senior rent due under the lease, which is sufficient for part of the debt service payments required to be made by the UCUA on the tax exempt bonds issued by it to finance the construction of the facility and which are scheduled to mature in 2031.
We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial position. We generally use operating lease treatment for all of the foregoing arrangements. A summary of our operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 9. Operating Leases.
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
On February 12, 2018 as part of our partnership with GIG to develop, fund and own EfW projects in the U.K. and Ireland, GIG purchased a 50% indirect interest in our Dublin EfW project. For additional information on the transaction see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 4. Dispositions and Assets Held for Sale.

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
Goodwill
As of December 31, 2017, we had $313 million of goodwill recorded in our North America reportable segment, which is comprised of two reporting units (see Note 8. Other Intangible Assets and Goodwill). We evaluate our goodwill annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We have the option to perform our initial assessment over the possible impairment of goodwill either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). During the fourth quarter of 2017 we performed the required annual impairment review of our recorded goodwill and determined that there was no indication of impairment as the fair value of our reporting units exceeded their carrying values.

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
Insurance Reserves and Self-Insurance for Employee Benefit Plans
We retain a substantial portion of the risk related to certain general liability, workers’ compensation and medical claims. However, we maintain stop-loss coverage to limit the exposure related to employee benefit plans and liability insurance over retained risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported ("IBNR"). We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. Our insurance reserves and medical liability accrual was $16 million as of December 31, 2017 and 2016.

We believe that the amounts accrued are adequate; however, our liabilities could be significantly affected if future occurrences or loss developments differ from our estimates of both claims filed and losses incurred but not yet reported.
A 1% change in average claim costs would impact our self-insurance expense by less than $1 million.
Deferred Tax Assets
As described in Item 8. Financial Statements And Supplementary Data — Note 14. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2028 through December 31, 2033, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated that we had gross NOLs of approximately $240 million for U.S. federal income tax purposes, $389 million for state income tax purposes and $287 for foreign tax purposes as of December 31, 2017. We estimated our tax credits to be approximately $48 million and our deferred tax assets are offset by a valuation allowance of approximately $77 million.

The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected, to the extent it is reasonably predictable.
Judgment is involved in assessing whether a valuation allowance is required on our deferred tax assets.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

We re-measured our US deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $204 million of tax benefit.

To the extent our estimation of the reversal of temporary differences and operating income generated differs from actual results, we could be required to adjust the carrying amount of the deferred tax assets.

For the transition tax for which we were able to determine a reasonable estimate, we recognized a provisional amount of $21 million, which is included as a component of income tax expense from continuing operations with a corresponding reduction of deferred tax asset related to the utilization of gross NOL of approximately $59 million.

RECENT ACCOUNTING PRONOUNCEMENTS
See Item 8. Financial Statements And Supplementary Data — Note 2. Recent Accounting Pronouncements for a summary of new accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2017. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 11. Financial Instruments and Note 12. Derivative Instruments.
Commodity Price Risk
Energy Price Risk
In contrast to our waste disposal agreements, as a result of structural and regulatory changes in the energy markets over time, we expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market price volatility upon expiration. As our historic energy contracts have expired and our service fee contracts have transitioned to tip fee contracts, our exposure to market energy prices has increased. We expect this trend to continue. In order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, we enter into hedging arrangements and we expect to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. In connection with this hedging strategy, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of December 31, 2017, the net fair value of the energy derivatives of $5 million pre-tax, was recorded as a $4 million current liability and a $1 million non-current liability and as a component of Accumulated Other Comprehensive Income (“AOCI”).
Recycled Metals Price Risk
We recover and sell ferrous and non-ferrous metals, with pricing linked to related commodity indices. Therefore, our metals revenue is completely exposed to market price fluctuations. A 10% change in the current market rates would impact recycled metals revenue by approximately $4 million and $5 million for ferrous and non-ferrous, respectively. We are currently unable to mitigate this exposure effectively either via long-term pricing contracts or with hedging instruments as there are limited options to enter into such arrangements for this segment of the market.
Waste Price Risk
We have some protection against fluctuations in fuel (municipal waste) price risk in our North America segment energy-from-waste business because approximately 76% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.
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

Interest Rate Risk
Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the London Interbank Offered Rate (“LIBOR”), or a comparable or successor rate, plus 1.00%. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt. As of December 31, 2017, the outstanding balance of the Term Loan and the Revolving Credit Facility was $191 million and $445 million, respectively. We have not entered into any interest rate hedging arrangements against these balances. A hypothetical increase of 1% in the underlying December 31, 2017 market interest rates would result in a potential reduction to twelve-month future pre-tax earnings and cash provided by operations of approximately $6 million, based on balances outstanding as of December 31, 2017. For details, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt.
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Loan, we have entered into floating to fixed rate swap agreements, denominated in Euros for the full €135 million loan amount with various financial institutions that terminate between 2018 and 2032. This interest rate swap is designated as a cash flow hedge, which is recorded at fair value as a noncurrent liability with changes in fair value recorded as a component of AOCI. As of December 31, 2017, the fair value of the interest rate swap derivative of $7 million pre-tax, was recorded as a noncurrent liability within "Liabilities held for sale" on our consolidated balance sheet. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 12. Derivative Instruments.
Foreign Currency Exchange Rate Risk
We have operations in various foreign markets, including Canada, Ireland and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay either for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact both the amount we are required to invest in new projects as well as our financial returns on these projects and our reported results. We have mitigated our currency risks in certain cases by structuring our project contracts so that our revenue adjust in line with corresponding changes in the relevant currency rates. In such cases, only that portion of our working capital investment and associated project debt, if any, that are denominated in a currency other than the project entity’s functional currency are exposed to currency risks. As of December 31, 2017, the fair value of the foreign currency derivatives is zero on our consolidated balance sheet. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 12. Derivative Instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establishes in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Iselin, New Jersey
February 26, 2018

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$1,231	$1,187	$1,104
Energy revenue	334	370	421
Recycled metals revenue	82	61	61
Other operating revenue	105	81	59
Total operating revenue	1,752	1,699	1,645
OPERATING EXPENSE:
Plant operating expense	1,271	1,177	1,129
Other operating expense, net	51	86	73
General and administrative expense	112	100	93
Depreciation and amortization expense	215	207	198
Impairment charges	2	20	43
Total operating expense	1,651	1,590	1,536
Operating income	101	109	109
OTHER INCOME (EXPENSE)
Interest expense, net	(147)	(138)	(134)
(Loss) gain on asset sales	(6)	44	—
Loss on extinguishment of debt	(84)	—	(2)
Other expense, net	1	(1)	(1)
Total other expense	(236)	(95)	(137)
(Loss) income before income tax benefit (expense) and equity in net income from unconsolidated investments	(135)	14	(28)
Income tax benefit (expense) (Note 14)	191	(22)	84
Equity in net income from unconsolidated investments	1	4	13
NET INCOME (LOSS)	57	(4)	69
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$57	$(4)	$68

Weighted Average Common Shares Outstanding:
Basic	130	129	132
Diluted	131	129	133

Earnings (Loss) Per Share Attributable to Covanta Holding Corporation Stockholders:
Basic	$0.44	$(0.03)	$0.52
Diluted	$0.44	$(0.03)	$0.51

Cash Dividend Declared Per Share:	$1.00	$1.00	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income (loss)	$57	$(4)	$69
Foreign currency translation	17	(7)	(22)
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of $0, ($8) and $7, respectively	(10)	(21)	10
Other comprehensive income (loss) attributable to Covanta Holding Corporation	7	(28)	(12)
Comprehensive income (loss)	64	(32)	57
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	1
Comprehensive income (loss) attributable to Covanta Holding Corporation	$64	$(32)	$56

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$46	$84
Restricted funds held in trust	43	56
Receivables (less allowances of $14 million and $9 million, respectively)	341	332
Prepaid expenses and other current assets	73	72
Assets held for sale	653	—
Total Current Assets	1,156	544
Property, plant and equipment, net	2,606	3,024
Restricted funds held in trust	28	54
Waste, service and energy contracts, net	251	263
Other intangible assets, net	36	34
Goodwill	313	302
Other assets	51	63
Total Assets	$4,441	$4,284
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$10	$9
Current portion of project debt	23	22
Accounts payable	151	98
Accrued expenses and other current liabilities	313	289
Liabilities held for sale	540	—
Total Current Liabilities	1,037	418
Long-term debt	2,339	2,243
Project debt	151	361
Deferred income taxes	412	617
Other liabilities	75	176
Total Liabilities	4,014	3,815
Commitments and Contingencies (Note 16)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 and 130, respectively)	14	14
Additional paid-in capital	822	807
Accumulated other comprehensive loss	(55)	(62)
Accumulated deficit	(353)	(289)
Treasury stock, at par	(1)	(1)
Total Equity	427	469
Total Liabilities and Equity	$4,441	$4,284
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:	(In millions)
Net income (loss)	$57	$(4)	$69
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	215	207	198
Amortization of long-term debt deferred financing costs	7	6	8
Loss (gain) on asset sales	6	(44)	—
Impairment charges	2	20	43
Loss on extinguishment of debt	84	—	2
Provision for doubtful accounts	9	2	1
Stock-based compensation expense	18	16	18
Equity in net income from unconsolidated investments	(1)	(4)	(13)
Deferred income taxes	(193)	21	(11)
IRS audit settlement	—	—	(93)
Change in restricted funds held in trust	1	22	28
Dividends from unconsolidated investments	2	2	5
Other, net	(13)	(1)	21
Change in working capital, net of effects of acquisitions:
Receivables	(27)	(19)	(12)
Debt services billings in excess of revenue recognized	5	(1)	5
Prepaid and other current assets	—	18	(1)
Accounts payable and accrued expenses	59	45	(8)
Deferred revenue	7	(2)	(5)
Changes in noncurrent assets and liabilities, net	5	2	(1)
Net cash provided by operating activities	243	286	254
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(277)	(359)	(376)
Acquisition of businesses, net of cash acquired	(16)	(9)	(72)
Proceeds from asset sales	4	109	—
Property insurance proceeds	8	3	1
Other, net	(8)	2	(1)
Net cash used in investing activities	(289)	(254)	(448)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW – (Continued)

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	400	—	294
Proceeds from borrowings on revolving credit facility	952	744	895
Payments of equipment financing capital lease	(5)	(4)	(4)
Proceeds from borrowings on project debt	—	—	59
Proceeds from borrowings on Dublin project financing	643	159	86
Payment related to Dublin interest rate swap	(17)	—	—
Payments on the Dublin Convertible Preferred	(132)	—	—
Principal payments on long-term debt	(415)	(4)	(196)
Payments of borrowings on revolving credit facility	(850)	(749)	(692)
Proceeds from equipment financing capital lease	—	—	15
Principal payments on project debt	(382)	(51)	(85)
Payments of deferred financing costs	(21)	(6)	(11)
Payment of Dublin financing costs	(19)	—	—
Cash dividends paid to stockholders	(131)	(131)	(133)
Common stock repurchased	—	(20)	(30)
Financing of insurance premiums, net	20	—	—
Change in restricted funds held in trust	(37)	28	5
Other, net	(3)	(10)	—
Net cash provided by (used in) financing activities	3	(44)	203
Effect of exchange rate changes on cash and cash equivalents	5	—	(4)
Net (decrease) increase in cash and cash equivalents	(38)	(12)	5
Cash and cash equivalents at beginning of period	84	96	91
Cash and cash equivalents at end of period	46	84	96
Less: Cash and cash equivalents of assets held for sale at end of period	—	—	2
Cash and cash equivalents of continuing operations at end of period	$46	$84	$94

Cash Paid for Interest and Income Taxes:
Interest	$149	$150	$141
Income taxes, net of refunds	$—	$6	$2

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2014	136	$14	$805	$(22)	$(15)	3	$—	$2	$784
Opening retained earnings adjustment	—	—	—	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	—	18	—	—	—	—	—	18
Dividend declared	—	—	—	—	(133)	—	—	—	(133)
Common stock repurchased	—	—	(13)	—	(19)	2	—	—	(32)
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	—	(5)
Distribution to partners of noncontrolling interest of subsidiaries	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	1	—	—	—	1
Acquisition of noncontrolling interests in subsidiaries	—	—	(4)	—	—	—	—	—	(4)
Comprehensive (loss) income, net of income taxes	—	—	—	(12)	68	—	—	1	57
Balance as of December 31, 2015	136	$14	$801	$(34)	$(143)	5	$—	$2	$640
Stock-based compensation expense	—	—	16	—	—	—	—	—	16
Dividend declared	—	—	—	—	(132)	—	—	—	(132)
Common stock repurchased	—	—	(6)	—	(11)	1	(1)	—	(18)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	—	(4)
Exchange of China equity investments	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	—	1	—	—	—	1
Comprehensive (loss) income, net of income taxes	—	—	—	(28)	(4)	—	—	—	(32)
Balance as of December 31, 2016	136	$14	$807	$(62)	$(289)	6	$(1)	$—	$469
Cumulative effect change in accounting for share based payments (Note 1)	—	—	1	—	10	—	—	—	11
Stock-based compensation expense	—	—	18	—	—	—	—	—	18
Dividend declared	—	—	—	—	(132)	—	—	—	(132)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	—	(4)
Other	—	—	—	—	1		—	—	1
Comprehensive loss, net of income taxes	—	—	—	7	57		—	—	64
Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$—	$427

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
Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 43 energy-from-waste facilities, which are primarily located in North America, and five additional energy generation facilities, including other renewable energy production facilities in North America (wood biomass and hydroelectric). In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. Outside of North America, we currently operate an energy-from-waste facility in Dublin, Ireland. We hold interests in energy-from-waste facilities in Ireland and Italy. For additional information on our reportable segment, see Note 6. Financial Information by Business Segments.
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
Equity and Cost Method Investments
Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. Cost-method investments are carried at historical cost unless indicators of impairment are identified. We monitor investments for other-than-temporary declines in value and make reductions when appropriate. For additional information on our cost method investment in China, see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.
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
Pass Through Costs
Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements in our consolidated financial statements.
Pass through costs were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Pass through costs	$59	$41	$52
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
We file a consolidated federal income tax return for each of the periods covered by the consolidated financial statements, which include all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements; however, certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit for the year ended December 31, 2017. For additional information, see Note 14. Income Taxes.
Stock-Based Compensation
Stock-based compensation for share-based awards to employees is accounted for as compensation expense based on their grant date fair values. For additional information, see Note 15. Stock-Based Award Plans and Note 1. Organization and Summary of Significant Accounting Policies - Accounting Pronouncements Recently Adopted.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted fund balances are as follows (in millions):

	As of December 31,
	2017		2016
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$10	$8	$10	$7
Debt service funds - interest	—	—	1	—
Total debt service funds	10	8	11	7
Revenue funds	4	—	3	—
Other funds	29	20	42	47
Total	$43	$28	$56	$54
Deferred Revenue
As of December 31, 2017 and 2016 deferred revenue included in "Accrued expenses and other current liabilities" on our consolidated balance sheet totaled $14 million and $16 million, respectively.

Property, Plant and Equipment
Property, plant, and equipment acquired in business acquisitions is recorded at our estimate of fair value on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer equipment to 50 years for certain infrastructure components of energy-from-waste facilities. Property, plant and equipment at our service fee operated facilities are not recognized on our balance sheet and any additions, improvements and major expenditures for which we are responsible at our service fee operated facilities are expensed in the period incurred. Our leasehold improvements are depreciated over the life of the lease term or the asset life, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.
Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2017	2016
Land	$25	$29
Facilities and equipment	4,312	4,188
Landfills (primarily for ash disposal)	67	63
Construction in progress	54	433
Total	4,458	4,713
Less: accumulated depreciation and amortization	(1,852)	(1,689)
Property, plant, and equipment — net	$2,606	$3,024
Depreciation and amortization expense related to property, plant and equipment was $197 million, $185 million, and $177 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Non-cash investing activities related to capital expenditures totaled $18 million and $41 million as of December 31, 2017 and 2016, respectively, and were recorded in "Accrued expenses and other current liabilities" on our consolidated balance sheet.
Property, plant and equipment is evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. For additional information, see Note 13. Supplementary Information - Impairment Charges.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Current and noncurrent asset retirement obligations are included in "Accrued expenses and other current liabilities" and "Other liabilities", respectively, on our consolidated balance sheet. Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2017	2016
Beginning of period asset retirement obligation	$25	$30
Accretion expense	2	2
Net change (1)	(1)	(7)
End of period asset retirement obligation	26	25
Less: current portion	(2)	—
Noncurrent asset retirement obligation	$24	$25

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
Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. As of December 31, 2017, there were no indicators of impairment identified.
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
There were no impairment charges recognized related to our evaluation of goodwill for the years ended December 31, 2017, 2016 and 2015.

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
Accumulated Other Comprehensive Income ("AOCI")
The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Total
Balance at December 31, 2015	$(34)	$2	$(2)	$(34)
Other comprehensive loss before reclassifications	(2)	—	(21)	(23)
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Net current period comprehensive loss	(7)	—	(21)	(28)
Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Net current period comprehensive income (loss)	17	—	(10)	7
Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Amounts reclassified from accumulated other comprehensive (loss) income for the year ended December 31, 2016 consisted of foreign currency translation of $5 million, net of tax benefit of zero, which was reclassified to "Gain on asset sales" in the consolidated statement of operations.  For additional information, Note 4. Dispositions and Assets Held for Sale - China Investments.
Derivative Instruments
We recognize derivative instruments on the balance sheet at their fair value. We have entered into swap agreements with various financial institutions to hedge our exposure to energy price risk and interest rate risk. Changes in the fair value of the energy derivatives and the interest rate swap are recognized as a component of AOCI. For additional information, see Note 12. Derivative Instruments. The portion of Net Unrealized Loss on Derivatives balance in AOCI at December 31, 2017 related to interest rate swaps will be recognized within the anticipated net gain on sale of assets in our first quarter 2018 consolidated statement of operations, resulting from the joint venture transaction with GIG. For additional information see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.
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
Defined Contribution Plans
Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $18 million, $17 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Reclassifications
As more fully described in Note 4. Dispositions and Assets Held for Sale, during the quarter ended December 31, 2017, we determined that the assets and liabilities associated with our Dublin EfW facility met the criteria for classification as assets held for sale. The assets and liabilities associated with these assets are presented in our consolidated balance sheets as current "Assets held for sale” and current "Liabilities held for sale” as of December 31, 2017.
Certain other amounts have been reclassified in our prior period consolidated statement of operations and consolidated balance sheet to conform to current year presentation and such amounts were not material to current and prior periods.
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify the accounting for employee share-based payments, including income tax impacts, classification on the statement of cash flows, and forfeitures. We adopted this guidance effective January 1, 2017. The new guidance requires excess tax benefits to be recognized in the statement of operations rather than in additional paid-in capital on the balance sheet. As a result of applying this change prospectively, we recognized $1 million of tax expense in our provision for income taxes during the year ended December 31, 2017. In addition, adoption of the new guidance resulted in a $11 million decrease to Accumulated deficit as of January 1, 2017 to recognize the cumulative effect of deferred income taxes for U.S. Federal net operating loss and other carryforwards attributable to excess tax benefits. Excess tax benefits were not recognized for financial reporting purposes in the prior periods. We prospectively applied the guidance which requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Cash paid on employees’ behalf related to shares withheld for tax purposes was retrospectively applied and required reclassifying $4 million and $5 million from "Net cash provided by operating activities" to "Net cash provided by financing activities" on our consolidated statement of cash flows as of December 31, 2016 and 2015, respectively. We have elected to account for forfeitures as they occur, rather than to estimate them; adoption of this accounting policy election resulted in a $1 million increase to Accumulated deficit as of January 1, 2017 to recognize the cumulative-effect of removing the forfeiture estimate.
In the fourth quarter of 2017, we made a correction to the cumulative effect adjustment as of January 1, 2017, which is referred to in the paragraph above, of $2 million to account for certain amendments relating to prior years’ net operating losses attributable to excess tax benefits. We do not believe that this adjustment is material to our financial statements and had no impact for any periods prior to the year ended December 31, 2017.
In January 2017, the FASB issued ASU 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business, which updated guidance regarding business combinations, specifically on clarifying the definition of a business and provided a screen to determine whether or not an integrated set of assets and activities constitutes a business. We are required to adopt the updates in this standard in the first quarter of 2018. The standard must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. Early adoption is permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We early adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The following table summarizes recent Accounting Standards Updates ("ASU's") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2017-12 Derivatives and Hedging (Topic 815)
The amendments expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. The guidance eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. For cash flow and net investment hedges existing at the date of adoption, a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings is required as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively.
		First quarter of 2019, early adoption is permitted.	We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.
ASU 2017-10 Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)	The guidance provides clarity on determining the customer in a service concession arrangement.	First quarter of 2018, early adoption is permitted.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
Provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.
		First quarter of 2018, early adoption is permitted.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2017-05, Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
The ASU provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the ASU clarifies the scope of an “in substance nonfinancial asset”, clarifies the treatment of partial sales of nonfinancial assets and clarifies guidance on accounting for contributions of nonfinancial assets to joint ventures and equity method investees. The ASU may be applied by either a full or modified retrospective approach.
		First quarter of 2018, early adoption is permitted.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard updated guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (referred to as Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.
		First quarter of 2020, early adoption is permitted.	The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.
ASU 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)
The portion of this ASU related to Topic 250 states that when a registrant does not know or cannot reasonably estimate the impact that future adoption of certain new accounting standards are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures addressing the significance of the impact the standard will have on the financial statements when adopted.
Effective upon issuance
We have included such disclosures for ASU 2014-09 and ASU 2018-01 but not for ASU 2016-02 since we have not yet performed sufficient analysis on future effects upon implementation of the new standards. We have concluded that the portion of this ASU related to Topic 323 is not applicable and, therefore, does not have a material impact on our consolidated financial statements.

ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash
The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard requires a retrospective adoption method.
First quarter of 2018, early adoption is permitted.
Adoption of this guidance will eliminate the disclosure of "Change in restricted funds held in trust", which we currently include in "Net cash provided by operating activities" and "Net cash provided by financing activities" on our consolidated statement of cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
The standard requires comprehensive recognition of current and deferred income taxes on intra-entity asset transfers other than inventory, which was previously prohibited. The guidance now requires us to recognize the tax expense from the intra-entity transfer of an asset when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
		First quarter of 2018, early adoption is permitted.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The standard updated guidance on eight specific cash flow issues with regard to how cash receipts and cash payments are presented and classified in the statement of cash flows in order to clarify existing guidance and reduce diversity in practice. The standard requires a retrospective basis, unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable.
		First quarter of 2018, early adoption is permitted.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
		First quarter of 2020, early adoption is permitted.	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
ASU 2016-02 Leases (Topic 842) as amended by ASU 2018-01
These standards amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The standard requires a modified retrospective basis adoption.
The amendment permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.
First quarter of 2019, early adoption is permitted.
We are currently evaluating the guidance and its impact on our consolidated financial statements, but expect that it will result in a significant increase to our long-term assets and liabilities. We are also analyzing the impact of the new standard on our current accounting policies and internal controls.

ASU 2016-01 Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires equity investments not accounted for as an equity method investment or that result in consolidation to be recorded at their fair value with changes in fair value recognized in our consolidated statements of operations. Those equity investments that do not have a readily determinable fair value may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes. The standard requires a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively.
		First quarter of 2018, early adoption is prohibited.	This guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2014-09 Revenue from Contracts with Customers
The standard is based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and certainty of revenue arising from contracts with customers. In August 2015, the FASB deferred the effective date by one year to January 1, 2018. The standard can be adopted using either a full retrospective or modified retrospective approach as of the date of adoption.
First quarter of 2018, early adoption is permitted.
We will adopt the standard using a modified retrospective approach, on January 1, 2018, which will result in an immaterial cumulative effect adjustment to the opening balance of retained earnings. Our implementation approach included performing a detailed review of key contracts representative of the services that we provide and assessing the conformance of historical accounting policies and practices with the standard. Adoption of the standard will not have a material effect on our consolidated financial statements.

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT
The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.
Environmental Services Acquisitions
During 2017, we acquired three environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for approximately $17 million. During 2016, we acquired two environmental services business, in separate transactions, for a total of $9 million. During 2015, we acquired four environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for a total of $69 million.
These acquisitions expanded our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dublin EfW Facility
During 2017, we completed construction of the Dublin EfW facility, a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. Operational commencement began in October 2017. For additional information see Green Investment Group Limited (“GIG”) Joint Venture discussion below.
 Green Investment Group Limited (“GIG”) Joint Venture
In December 2017, we entered into a strategic partnership with Green Investment Group Limited (“GIG”), a subsidiary of Macquarie Group Limited, to develop, fund and own EfW projects in the U.K. and Ireland. This partnership is structured as a 50/50 joint venture (“JV”) between Covanta and GIG and creates a platform to develop waste infrastructure projects and pursue new opportunities for EfW project development or acquisitions. As an initial step, GIG invested in our Dublin EfW facility, which began commercial operations in October 2017, acquiring 50% ownership through the JV for €136 million, while we retained a 50% equity interest in the project and retained our role as operations and maintenance ("O&M") service provider. GIG's investment in the Dublin EfW project closed on February 12, 2018, and we used proceeds from the transaction to repay borrowings under our Revolving Credit Facility. As development projects in the the JV's pipeline reach financial close and move into the construction phase, the JV will acquire the available ownership in each project, with a premium payable to the partner that originally developed and contributed the project to the JV. We will serve as the preferred O&M service provider for all JV projects on market competitive terms. For additional information see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.
New York City Waste Transport and Disposal Contract
In 2013, New York City's Department of Sanitation awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. We are utilizing capacity at existing facilities for the disposal of an estimated 800,000 tons per year of municipal solid waste. Service for the Queens marine transfer station began in early 2015, with service for the Manhattan marine transfer station expected to follow pending notice to proceed to be issued by New York City, which is anticipated in 2018. The contract is for 20 years, effective from the commencement of operations at the Queens marine transfer station in March 2015, with options for New York City to extend the term for two additional five-year periods, and requires waste to be transported using a multi-modal approach. We have acquired equipment, including barges, railcars, containers, and intermodal equipment to support this contract. We expect that our total initial investment will be approximately $150 million, including the cost to acquire equipment of approximately $114 million and approximately $36 million of enhancements to existing facilities that will be part of the network of assets supporting this contract. During the years ended December 31, 2017, 2016 and 2015, we invested $0, $3 million and $31 million, respectively, in property, plant and equipment relating to this contract. Since 2013, we have invested a total of $115 million in property, plant and equipment relating to this contract.

NOTE 4. DISPOSITIONS AND ASSETS HELD FOR SALE
Dublin EfW Project
In December 2017, as part of the joint venture transaction with GIG, we announced a plan to sell a 50% indirect interest in our Dublin project in exchange for €136 million. For additional information see Note 3. Business Development and Asset Management - Green Investment Group Limited (“GIG”) Joint Venture and Note 18. Subsequent Events - GIG Joint Venture. Accordingly, during the fourth quarter of 2017, we determined that the assets and liabilities associated with our Dublin EfW facility met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. The assets and liabilities associated with our Dublin facility are presented in our consolidated balance sheets as current "Assets held for sale” and current "Liabilities held for sale.”

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the assets and liabilities of the "Assets held for sale" included in our consolidated balance sheets as of December 31, 2017 (in millions):

Restricted funds held in trust	$77
Receivables	10
Property, plant and equipment, net	563
Other assets	3
Assets held for sale	$653
Accounts payable	1
Accrued expenses and other liabilities	22
Project debt (1)	510
Deferred income tax	7
Liabilities held for sale	$540

(1)	See Note 10. Consolidated Debt - Dublin Project Refinancing for further information.

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
Subsequent to completing the exchange, Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. During the year ended December 31, 2017, we recorded a $6 million charge related to these claims, which is included in "Loss on asset sales" on our consolidated statement of operations.
In September 2017, we entered into an agreement with CITIC to sell our remaining investment in Sanfeng Environment and on on February 9, 2018, the transaction was completed, for further information see Note 18. Subsequent Events - Sanfeng Environment sale to CITIC. As such, our cost-method investment of $6 million is included as a component of "Prepaid expenses and other current assets" in our consolidated balance sheet as of December 31, 2017. There were no impairment indicators related to our cost-method investment during the year ended December 31, 2017.

NOTE 5. EQUITY AND EARNINGS PER SHARE ("EPS")
Equity
In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 15. Stock-Based Award Plans.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the years ended December 31, 2017, 2016 and 2015 common shares repurchased and dividends declared were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Total repurchases	$—	$18	$32
Shares repurchased	—	1.2	2.1
Weighted average cost per share	$—	$15.29	$15.33

Dividends declared	$132	$132	$133
Per share	$1.00	$1.00	$1.00
As of December 31, 2017, there were 136 million shares of common stock issued of which 131 million shares were outstanding; the remaining 5 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2017, there were 4 million shares of common stock available for future issuance under equity plans.
As of December 31, 2017, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.
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

	Year Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	130	129	132
Dilutive effect of restricted stock and restricted stock units (1)	1	—	1
Diluted weighted average common shares outstanding	131	129	133

(1) Excludes the following securities because their inclusion would have been anti-dilutive (in millions):

	Year Ended December 31,
	2017	2016	2015
Stock options	—	1	1
Restricted stock	—	1	1
Restricted stock units	—	1	—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment, North America, which is comprised of waste and energy services operations located primarily in the United States and Canada. The results of our reportable segment are as follows (in millions):

	North America	All Other (1)	Total
Year Ended December 31, 2017
Operating revenue	$1,721	$31	$1,752
Depreciation and amortization expense	$209	$6	$215
Impairment charges	$2	$—	$2
Operating income	$95	$6	$101
Equity in net income from unconsolidated investments	$1	$—	$1

As of December 31, 2017
Total assets	$3,753	$688	$4,441
Capital additions	$155	$122	$277

Year Ended December 31, 2016
Operating revenue	$1,692	$7	$1,699
Depreciation and amortization expense	$207	$—	$207
Impairment charges	$20	$—	$20
Operating income (loss)	$116	$(7)	$109
Equity in net income from unconsolidated investments	$1	$3	$4

As of December 31, 2016
Total assets	$3,794	$490	$4,284
Capital additions	$188	$171	$359

Year Ended December 31, 2015
Operating revenue	$1,607	$38	$1,645
Depreciation and amortization expense	$197	$1	$198
Impairment charges	$43	$—	$43
Operating income	$108	$1	$109
Equity in net income from unconsolidated investments	$—	$13	$13

(1)	All other includes the financial results of our international assets.
Our operations are principally located in the United States. See the list of projects for the North America segment in Item 1. Business. A summary of operating revenue and total assets by geographic area is as follows (in millions):

	United States	Other	Total
Operating Revenue:
Year Ended December 31, 2017	$1,705	$47	$1,752
Year Ended December 31, 2016	$1,677	$22	$1,699
Year Ended December 31, 2015	$1,589	$56	$1,645

	United States	Assets Held for Sale	Other	Total
Total Assets:
Year Ended December 31, 2017	$3,727	$653	$61	$4,441
Year Ended December 31, 2016	$3,763	$—	$521	$4,284
Year Ended December 31, 2015	$3,847	$97	$290	$4,234

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7. AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS
Waste, Service and Energy Contracts
Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their useful lives. Waste and service contract liabilities, net are included as a component of "Other liabilities" on our consolidated balance sheet. Waste, service and energy contracts consisted of the following (in millions):

		As of December 31, 2017			As of December 31, 2016
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts (asset)	21 years	$494	$243	$251	$526	$263	$263
Waste and service contracts (liability)	3 years	$(66)	$(62)	$(4)	$(131)	$(124)	$(7)
The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2017 included or expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	Waste, Service and Energy Contracts (Amortization Expense)	Waste and Service Contracts (Contra-Expense)
Year Ended December 31, 2015	$25	$(6)
Year Ended December 31, 2016	$21	$(6)
Year Ended December 31, 2017	$14	$(2)
2018	$13	$(2)
2019	13	(2)
2020	13	—
2021	13	—
2022	13	—
Thereafter	186	—
Total	$251	$(4)
The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 5 years.

NOTE 8. OTHER INTANGIBLE ASSETS AND GOODWILL
Other Intangible Assets
Other intangible assets consisted of the following (in millions):

		As of December 31, 2017			As of December 31, 2016
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships and other	7 years	$50	$18	$32	$43	$13	$30
Permits	Indefinite	4	—	4	4	—	4
Other intangible assets, net		$54	$18	$36	$47	$13	$34

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the amount of the estimated amortization expense associated with other intangible assets as of December 31, 2017 expected to be included in our consolidated statements of operations for each of the years indicated (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Annual remaining amortization	$6	$6	$5	$4	$4	$7	$32
Amortization expense related to other intangible assets was $6 million, $6 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Goodwill
Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. All goodwill is related to the North America reporting segment, which is comprised of two reporting units. We performed the required annual impairment review of our recorded goodwill for our reporting units as of October 1, 2017 and determined that the fair value of our reporting units was not less than their relative carrying values. As of December 31, 2017, goodwill of approximately $50 million was deductible for federal income tax purposes.
The following table details the changes in carrying value of goodwill (in millions):

Total
Balance at December 31, 2015	$301
Goodwill related to acquisitions	1
Balance at December 31, 2016	302
Goodwill related to acquisitions	11
Balance at December 31, 2017	$313

NOTE 9. OPERATING LEASES
Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $22 million, $19 million, and $16 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum rental payments	$9	$9	$8	$7	$7	$31	$71

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	December 31, 2017	December 31, 2016
LONG-TERM DEBT:
Revolving credit facility (3.58% - 3.83%)	$445	$343
Term loan, net (3.12%)	191	195
Credit Facilities Sub-total	$636	$538
7.25% Senior notes due 2020	$—	$400
6.375% Senior notes due 2022	400	400
5.875% Senior notes due 2024	400	400
5.875% Senior notes due 2025	400	—
Less: deferred financing costs related to senior notes	(15)	(14)
Senior Notes Sub-total	$1,185	$1,186
4.00% - 5.25% Tax-exempt bonds due 2024 through 2045	$464	$464
Less: deferred financing costs related to tax-exempt bonds	(5)	(5)
Tax-Exempt Bonds Sub-total	$459	$459
3.48% - 6.61% Equipment financing capital leases due 2024 through 2028	69	69
Total long-term debt	$2,349	$2,252
Less: current portion	(10)	(9)
Noncurrent long-term debt	$2,339	$2,243
PROJECT DEBT:
North America project debt:
4.00% - 5.00% project debt related to service fee structures due 2018 through 2035	$68	$78
5.00% Union capital lease due 2018 through 2053	94	99
5.25% - 6.20% project debt related to tip fee structures due 2018 through 2020	9	16
Unamortized debt premium, net	4	4
Less: deferred financing costs related to North America project debt	(1)	(1)
Total North America project debt	$174	$196
Other project debt:
Dublin senior loan due 2021 (5.72% - 6.41%) ⁽¹⁾ (a)	$—	$155
Less: debt discount related to Dublin senior loan (a)	—	(6)
Less: deferred financing cost related to Dublin senior loan (a)	—	(18)
Dublin senior loan, net (a)	$—	$131
Dublin junior loan due 2022 (9.23% - 9.73%) (a)	$—	$58
Less: debt discount related to Dublin junior loan (a)	—	(1)
Less: deferred financing costs related to Dublin junior loan (a)	—	(1)
Dublin junior loan, net	$—	$56
Total other project debt, net	$—	$187
Total project debt	$174	$383
Less: Current portion	(23)	(22)
Noncurrent project debt	$151	$361
TOTAL CONSOLIDATED DEBT	$2,523	$2,635
Less: Current debt	(33)	(31)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,490	$2,604
(1) Reflects hedged fixed rates.

(a)
During the fourth quarter of 2017 the Dublin project debt was repaid as part of a refinancing. As of December 31, 2017 the refinanced debt was classified as "Liabilities held for sale" on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale, Note 10. Consolidated Debt- Dublin Project Refinancing and Note 18. Subsequent Events.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facilities
Our subsidiary, Covanta Energy, has $1.2 billion in senior secured credit facilities consisting of a $1.0 billion revolving credit facility expiring 2019 through 2020 (the “Revolving Credit Facility”) and a $191 million term loan due 2020 (the “Term Loan”) (collectively referred to as the "Credit Facilities").
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
Unutilized Capacity under Revolving Credit Facility
As of December 31, 2017, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring (1)	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$1,000	2020	$445	$192	$363
(1) The Tranche B commitment of $50 million expires in March 2019.
During the year ended December 31, 2017, we made aggregate cumulative direct borrowings of $952 million under the Revolving Credit Facility, and repaid $850 million prior to the end of the year.
Repayment Terms
As of December 31, 2017, the Term Loan has mandatory principal payments of approximately $5 million in each year for 2018 and 2019 and $181 million in 2020. The Credit Facilities are pre-payable at our option at any time.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2017.
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
The financial maintenance covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•
a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated in the Credit Agreement (“Credit Agreement Adjusted EBITDA”). The definition of Credit Agreement Adjusted EBITDA in the Credit Facilities excludes certain non-recurring and non-cash charges.

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Credit Agreement Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy as calculated in the Credit Agreement.

Senior Notes and Debentures
Redemption of 7.25% Senior Notes due 2020 (7.25% Senior Notes)
In 2010 we sold $400 million aggregate principal amounts of 7.25% Senior Notes due 2020. On April 3, 2017, we redeemed our 7.25% Senior Notes due 2020 using the net proceeds from the issuance of the 5.875% Senior Notes due 2025 and borrowings under our Revolving Credit Facility. During the year ended December 31, 2017, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $4 million recognized in our consolidated statements of operations as a "Loss on extinguishment of debt."
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
At our option, the 6.375% Notes were subject to redemption at any time on or after April 1, 2017, in whole or in part, at the redemption prices set forth in the indenture, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to April 1, 2017, some or all of the 6.375% Notes were redeemable at a price equal to 100% of their principal amount, plus accrued and unpaid interest, plus a “make-whole premium”.
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
If we sell certain of our assets or experience specific kinds of changes in control, we must offer to purchase the 6.375% Notes. The occurrence of specific kinds of changes in control will be a triggering event requiring us to offer to purchase from the holders all or a portion of the 6.375% Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. In addition, certain asset dispositions will be triggering events that may require us to use the proceeds from those asset dispositions to make an offer to purchase the 6.375% Notes at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used within 365 days to repay indebtedness or to invest or commit to invest such proceeds in additional assets related to our business or capital stock of a restricted subsidiary.
5.875% Senior Notes due 2024 (the "2024 5.875% Notes")
In March 2014, we sold $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. Interest on the 2024 5.875% Notes is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014, and the 2024 5.875% Notes will mature on March 1, 2024 unless earlier redeemed or repurchased. Net proceeds from the sale of the 2024 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. We used the net proceeds of the 2024 5.875% Notes offering in part for the repayment of cash convertible notes which matured on June 1, 2014.
The 2024 5.875% Notes are subject to redemption at our option, at any time on or after March 1, 2019, in whole or in part, at the redemption prices set forth in the prospectus supplement, plus accrued and unpaid interest. At any time prior to March 1, 2017, we may redeem up to 35% of the original principal amount of the 2024 5.875% Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount of the 2024 5.875% Notes plus accrued and unpaid interest. At any time prior to March 1, 2019, we may also redeem the 2024 5.875% Notes, in whole but not in part, at a price equal to 100% of the principal amount of the 2024 5.875% Notes, plus accrued and unpaid interest and a “make-whole premium.”
Other terms and conditions of the 2024 5.875% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described above under the 6.375%  Notes.
5.875% Senior Notes due 2025 (the "2025 5.875% Notes")
In March 2017, we sold $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. Interest on the 2025 5.875% Notes is payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2017, and the 2025 5.875% Notes will mature on July 1, 2025 unless earlier redeemed or repurchased. Net proceeds from the sale of the 2025 5.875% Notes were approximately $393 million, consisting of gross proceeds of $400 million net of approximately $7 million in offering expenses. On April 3, 2017, we used a portion of the net proceeds of the 2025 5.875% Notes offering to fund the redemption of the 7.25% Senior Notes due 2020. For additional information see Redemption of 7.25% Senior Notes due 2020 above.
The 2025 5.875% Notes are subject to redemption at our option, at any time on or after July 1, 2020, in whole or in part, at the redemption prices set forth in the prospectus supplement, plus accrued and unpaid interest. At any time prior to July 1, 2020, we may redeem up to 35% of the original principal amount of the 2025 5.875% Notes with the proceeds of certain equity offerings at a redemption price of 105.875% of the principal amount of the 2025 5.875% Notes plus accrued and unpaid interest. At any time prior to July 1, 2020, we may also redeem the 2025 5.875% Notes, in whole but not in part, at a price equal to 100% of the principal amount of the 2025 5.875% Notes, plus accrued and unpaid interest and a “make-whole premium.”
Other terms and conditions of the 2025 5.875% Notes, including guarantees and security, covenants, and repurchase requirements in the case of certain asset sales or a change of control, are substantially similar to those described above under the 6.375%  Notes.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Union County EfW Facility Capital Lease Arrangement
In June 2016, we extended the lease term related to the Union County EfW facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded a lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0% which is included in long-term project debt on our consolidated balance sheet. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. As of December 31, 2017, the outstanding borrowings under the capital lease have mandatory amortization payments remaining as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Annual Remaining Amortization	$5	$5	$6	$6	$6	$66

Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 4.52%. The outstanding borrowings under the equipment financing capital lease arrangements were $69 million as of December 31, 2017, and have mandatory amortization payments remaining as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Annual Remaining Amortization	$5	$6	$6	$6	$6	$40

Depreciation associated with these capital lease arrangements is included in "Depreciation and amortization expense" on our consolidated statement of operations. For additional information see Note 1. Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment.
PROJECT DEBT
The maturities of long-term project debt as of December 31, 2017 are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$23	$18	$8	$8	$8	$106	$171	$(23)	$148
Premium and deferred financing costs	—	—	—	—	—	3	3	—	3
Total (1)	$23	$18	$8	$8	$8	$109	$174	$(23)	$151
(1) Amounts include the Union Capital lease discussed above.
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
Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are typically secured by the revenue pledged under the respective indentures and by a mortgage lien and a security interest in the respective energy-from-waste facility and related assets. As of December 31, 2017, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $616 million and restricted funds held in trust of approximately $25 million.
Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. For each of the years ended December 31, 2017, 2016 and 2015 amortization of deferred financing costs included as a component of interest expense totaled $7 million, $6 million and $8 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Capitalized interest	$17	$26	$10

Dublin Project Refinancing
During 2014, we executed agreements for project financing totaling €375 million to fund a majority of the construction costs of the Dublin EfW facility. The project financing package included: (i) €300 million of project debt under a credit facility agreement with various lenders which consisted of a €250 million senior secured term loan (the “Dublin Senior Term Loan due 2021”) and a €50 million second lien term loan (the “Dublin Junior Term Loan due 2022”), and (ii) a €75 million convertible preferred investment (the “Dublin Convertible Preferred”), which was committed by a leading global energy infrastructure investor.
On December 14, 2017, we executed agreements for project financing totaling €446 million ($534 million) to refinance the existing project debt and the Dublin Convertible Preferred. The new financing package included: (i) €396 million ($474 million) of senior secured project debt under a credit facility agreement between Dublin Waste to Energy Limited and various lenders (the “Dublin Senior Loan”) and (ii) a €50 million ($60 million) second lien term loan between Dublin Waste to Energy Group (Holdings) Limited and various lenders (the “Dublin Junior Loan”). The proceeds of the loans, along with other sources of funds, were utilized to repay (i) Dublin Senior Term Loan due 2021, (ii) the Dublin Junior Term Loan due 2022, (iii) the Dublin Convertible Preferred and (iv) transaction related fees and expenses.
During the year ended December 31, 2017, as a result of the Dublin project refinancing, we recorded the following charges to "Loss on extinguishment of debt" on our consolidated statement of operations: (i) a "make whole" payment on the Dublin Convertible Preferred of $41 million, (ii) $19 million of third party fees incurred in connection with the refinance and a write-off of part of the remaining deferred financing costs and (iii) unamortized debt discount and deferred financing costs of $11 million.
Unamortized debt discount and deferred financing costs of $13 million related to the remaining portion of the previous debt that was considered a debt modification will continue to be amortized over the term of the refinanced debt. Debt discount and fees incurred in connection with the refinance totaling $11 million were deferred and will be amortized over the life of the refinanced debt as a debt discount.
As of December 31, 2017 the Dublin project debt was classified as "Liabilities held for sale" on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.
Debt included in "Liabilities held for sale" on our consolidated balance sheet of December 31, 2017 is as follows:

Project debt included in Liabilities held for sale:
Dublin Senior Loan due 2032 (2.77% - 3.57%) ⁽¹⁾	$474
Less: debt discount related to Dublin Senior Loan	(10)
Less: deferred financing costs related to Dublin Senior Loan	(13)
Dublin Senior Loan, net	451
Dublin Junior Loan due 2032 (4.23%-5.36%)	$60
Less: debt discount related to Dublin Junior Loan	—
Less: deferred financing costs related to Dublin Junior Loan	(1)
Dublin Junior Loan, net	59
Total project debt included in Liabilities held for sale, net	$510
(1) Reflects hedged fixed rates.
Dublin Senior Loan due 2032
As of December 31, 2017, the €396 million ($474 million) Dublin Senior Loan was fully drawn and is included in "Liabilities held for sale" on our consolidated balance sheet. The Dublin Senior Loan is comprised of three tranches as follows: i) a €94 million ($113 million) fixed rate Tranche A, (ii) a €167 million ($199 million) fixed rate Tranche B and (iii) a €135 million ($162 million) floating rate Tranche C.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Key commercial terms of the Dublin Senior Term Loan include:

•	Final maturity on November 24, 2032 (approximately 15 years after the operational commencement date of the facility).

•
Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The Dublin Senior Loan is pre-payable at our option, subject to potential prepayment costs under Tranche A and B.

•	Borrowings will bear interest as follows:

•	Tranche A: At a fixed rate equal to 3.00%

•	Tranche B: At a fixed rate equal to 2.77%

•
Tranche C:     At the 6-month Euro Interbank Offered Rate ("EURIBOR") plus 2.15%. We entered into interest rate swap agreements in order to hedge our exposure to adverse variable interest rate fluctuations under Tranche C.

•
The Dublin Senior Loan is a senior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a first priority lien on substantially all of the project-related assets. The Dublin Senior Term Loan is non-recourse to us and our subsidiary Covanta Energy.

•
The Dublin Senior Loan credit agreement contains positive, negative and financial maintenance covenants that are customary for a project financing of this type. Our ability to service the Dublin Junior Loan and to make cash distributions to common equity is subject to ongoing compliance with these covenants, including maintaining a minimum debt service coverage ratio and loan life coverage ratio on the Dublin Senior Loan.

Dublin Junior Loan due 2032
As of December 31, 2017, the €50 million Dublin Junior Loan ($60 million) was fully drawn and is included in "Liabilities held for sale" on our consolidated balance sheet. The Dublin Junior Loan is comprised of two tranches: (i) a €21 million ($25 million) floating rate Tranche A and (ii) a €29 million ($35 million) fixed rate Tranche B.
Key commercial terms of the Dublin Junior Loan include:

•	Final maturity on December 24, 2032 (one month after the maturity of the Dublin Senior Loan).

•
Scheduled repayments will be made semi-annually according to a 15-year amortization profile, beginning in 2018. The loan is pre-payable at our option subject to potential prepayment costs under Tranche B. The loan shall also be reduced by an incremental amount equal to 10% of Excess Cashflow, as defined in the credit agreement, on each of the Repayment Dates occurring between October 31, 2026 through April 30, 2029 and 20% of Excess Cashflow thereafter.

•	Tranche A borrowings will bear interest at the 6-month Euro Interbank Offered Rate ("EURIBOR") plus 4.50%

•	Tranche B borrowings will bear interest at a fixed rate equal to 5.358%.

•
The Dublin Junior Loan is a junior obligation of the project company and certain other related subsidiaries, all of which are wholly-owned by us, and is secured by a second priority lien on substantially all of the project-related assets and a first priority lien on the assets of the top tier project holding company. The Dublin Junior Loan is non-recourse to us and our subsidiary Covanta Energy.

•
Under the Dublin Junior Loan credit agreement, our ability to make cash distributions to common equity is subject to ongoing compliance with the covenants under the agreement, including maintaining a minimum debt service coverage ratio on the Dublin Junior Loan.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
The fair value of our interest rate swaps are determined by applying the Euribor forward curve observable in the market to the contractual terms of our floating to fixed rate swap agreements. Prior to the Dublin Project Refinancing, the fair value for interest rate swaps was determined by obtaining quotes from two counterparties (one is a holder of the long position and the other is in the short) and extrapolating those across the long and short notional amounts. The fair value of the interest rate swaps is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market.

•	The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.

•
The fair value of our foreign currency hedge was determined by obtaining quotes from counterparties and is based on market accepted option pricing methodology which utilizes inputs such as the currency spot rate as of the balance sheet date, the strike price of the options and volatility.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2017. Such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017, and current estimates of fair value may differ significantly from the amounts presented herein.
 The following financial instruments are recorded at their estimated fair value. The following table presents information about the recurring fair value measurement of our assets and liabilities as of December 31, 2017 and 2016:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2017	2016
		(In millions)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	1	$37	$79
Money market funds	1	9	5
Total cash and cash equivalents:		46	84
Restricted funds held in trust:
Bank deposits and certificates of deposit	1	6	12
Money market funds	1	25	36
U.S. Treasury/agency obligations (1)	1	10	14
State and municipal obligations	1	11	46
Commercial paper/guaranteed investment contracts/repurchase agreements	1	19	2
Total restricted funds held in trust:		71	110
Restricted funds held in trust included in assets held for sale: (2)
Bank deposits and certificates of deposit	1	77	—
Total restricted funds held in trust included in assets held for sale		77	—
Investments:
Mutual and bond funds (3)	1	2	2
Derivative asset — energy hedges (4)	2	—	3
Total assets:		$196	$199
Liabilities:
Derivative liability — energy hedges (5) (6)	2	$5	$1
Derivative liability — interest rate swaps (5) (6)	2	—	20
Derivative liability — interest rate swaps included in liabilities held for sale(2)	2	7	—
Total liabilities:		$12	$21

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2017		As of December 31, 2016
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Accounts receivables (7)	$342	$342	$333	$333
Liabilities:
Long-term debt	$2,349	$2,371	$2,252	$2,237
Project debt	$174	$179	$383	$387
Project debt included in liabilities held for sale (2)	$510	$510	$—	$—

(1)	The U.S. Treasury/agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

(2)
As of December 31, 2017, assets and liabilities related to our Dublin EfW facility met the criteria to be classified as held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.

(3)	Included in other noncurrent assets in the consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets in the consolidated balance sheets.

(5)	Included in accrued expenses and other current liabilities in the consolidated balance sheets.

(6)	Included in other noncurrent liabilities in the consolidated balance sheets.

(7)	Includes $1 million of noncurrent receivables in other noncurrent assets in the consolidated balance sheets as of December 31, 2017 and 2016.
In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified and the assets fair value is determined to be less than its carrying value. See Note 13. Supplementary Information - Impairment Charges for additional information.
NOTE 12. DERIVATIVE INSTRUMENTS
The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the on the consolidated statements of operations (in millions):

		Amount of (Loss) Gain Recognized In Income on Derivatives
Effect on Income of Derivative Instruments Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2017	2016	2015
Foreign currency hedge	Other expense, net	$—	$(2)	$6
Foreign Currency Hedge
During 2016, in order to hedge the risk of adverse foreign currency exchange rate fluctuations impacting the sale proceeds from our equity transfer agreement in China (See Note 4. Dispositions and Assets Held for Sale), we entered into a foreign currency exchange collar with two financial institutions covering approximately $100 million of notional to protect against further rate fluctuations pending the sale of our ownership interest to CITIC, which was completed during September 2016. The foreign currency hedge is accounted for as a derivative instrument and, as such, was recorded at fair value quarterly with any change in fair value recognized in our consolidated statements of operations as other expense, net. During the twelve months ended December 31, 2016, cash provided by foreign currency exchange settlements totaled $5 million and was included in net cash used in investing activities on our consolidated statement of cash flows.
As of December 31, 2016, we received $105 million of gross sale proceeds relating to the aforementioned sale of our ownership interests to CITIC and therefore, settled or canceled remaining foreign currency exchange derivatives related to this hedged transaction, resulting in a current asset balance of zero.

We have also entered into foreign currency forwards to manage foreign currency exchange rate fluctuations associated with a series of fixed payments to be made by an international subsidiary through the end of 2017. This foreign currency forward was accounted for as a derivative instrument at fair value in our consolidated balance sheet with any changes in fair value recognized in our consolidated statements of operations as "Other expense, net." This derivative instrument was not material to our consolidated statement of operations and had a zero value on our consolidated balance sheet as of December 31, 2017.

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

Calendar Year	Hedged MWh
2018	2.9
2019	0.6
Total	3.5
As of December 31, 2017, the net fair value of the energy derivatives of $5 million, pre-tax, was recorded as a $4 million current liability and a $1 million noncurrent liability and as a component of AOCI. As of December 31, 2017, the amount of hedge ineffectiveness was not material. The net fair value energy derivative balance of $5 million includes a natural gas hedge transaction of 1.0 million British Thermal Units to mitigate exposure to short-term volatility in certain contracted steam prices during the 2017 calendar year. As of December 31, 2016, the fair value of the energy derivatives of $2 million, pre-tax, was recorded as a $3 million current asset and a $1 million noncurrent liability and as a component of AOCI. The change in fair value was recorded as a component of comprehensive income.
During the twelve months ended December 31, 2017, cash provided by and used in energy derivative settlements of $17 million and zero, respectively, was included in "Net cash provided by operating activities" on our consolidated statement of cash flows. During the twelve months ended December 31, 2016, cash provided by and used in energy derivative settlements of $32 million and zero, respectively, was included in the change in "Net cash provided by operating activities" on our consolidated statement of cash flows.
Interest Rate Swaps
In order to hedge the risk of adverse variable interest rate fluctuations associated with the Dublin Senior Loan, we have entered into floating to fixed rate swap agreements with various financial institutions to hedge the variable interest rate fluctuations associated with floating rate portion €135 million of the loan, expiring in 2032. For further information see Note 10. Consolidated Debt. This interest rate swap is designated as a cash flow hedge which is recorded at fair value with changes in fair value recorded as a component of AOCI. As of December 31, 2017, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded within "Liabilities held for sale" on our consolidated balance sheet. There was $1 million, pre-tax, of ineffectiveness recorded during the fourth quarter recognized in our consolidated statements of operations as interest expense resulting from the execution of certain off-market swaps. As of December 31, 2016, the fair value of the interest rate swap derivative of $20 million, pre-tax, was recorded as a $2 million and $18 million current and noncurrent liability, respectively.
NOTE 13. SUPPLEMENTARY INFORMATION
Other Operating Expense, net
Insurance Recoveries
Fairfax County Energy-from-Waste Facility
In February 2017, our Fairfax County energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017. We expect receipt of remaining insurance recoveries for both property loss and business interruption to in 2018.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recorded insurance gains, as a reduction to "Other operating expense, net" in our consolidated statement of operations as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Insurance gains for property and clean-up costs, net of impairment charges	$7	$1	$—
Insurance gains for business interruption costs, net of costs incurred	$23	$4	$—
We recorded insurance recoveries, as a reduction to "Plant operating expense" in our consolidated statement of operations as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Insurance recoveries for business interruption and clean-up costs, net of costs incurred	$—	$3	$—

Hennepin County Legal Settlement
On September 25, 2017, we settled a dispute with Hennepin County, Minnesota regarding extension provisions in our service contract to operate the Hennepin Energy Recovery Center. We received $8 million in connection with the settlement and will continue to operate the facility through March 2018. During the year ended December 31, 2017, we recorded a gain on settlement of $8 million as a reduction of "Other operating expense, net" in our consolidated statement of operations.

Impairment Charges
Impairment charges are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
North America segment:
Impairment charges	$2	$20	$43
During the year ended December 31, 2016, we recorded a non-cash impairment charge of $13 million, pre-tax, related to the previously planned closure of our Pittsfield EfW facility which we now continue to operate. Such amount was calculated based on the estimated liquidation value of the tangible equipment utilizing Level 3 inputs.
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
For more information regarding fair value measurements, see Note 11. Financial Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Supplementary Balance Sheet Information
Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2017	2016
Prepaid expenses	$22	$28
Hedge receivables	—	3
Spare parts	22	21
Renewable energy credits	6	3
Other	23	17
Total prepaid expenses and other current assets	$73	$72

Operating expenses, payroll and related expenses	$145	$164
Deferred revenue	14	16
Accrued liabilities to client communities	17	19
Interest payable	37	30
Dividends payable	36	35
Other	64	25
Total accrued expenses and other current liabilities	$313	$289

NOTE 14. INCOME TAXES
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. Federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the transition tax for which we were able to determine a reasonable estimate, we recognized a provisional amount of $21 million, which is included as a component of income tax expense from continuing operations with a corresponding reduction of deferred tax asset related to the utilization of gross NOL of approximately $59 million. Accordingly no tax liability will be incurred. Also, we continue to evaluate the method and the impact of accounting for the global intangible low-taxed income (“GILTI”) in accordance with the Act.
Deferred tax assets and liabilities: We re-measured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax benefit of $204 million.
Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability, resulting in an increase in income tax expense of $21 million. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$4	$(2)	$(91)
State	2	6	16
Foreign	(1)	(2)	2
Total current	5	2	(73)
Deferred:
Federal	(204)	28	7
State	(2)	(9)	(11)
Foreign	10	1	(7)
Total deferred	(196)	20	(11)
Total income tax (benefit) expense	$(191)	$22	$(84)

Domestic and foreign pre-tax income (loss) was as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(43)	$26	$6
Foreign	(92)	(12)	(34)
Total	$(135)	$14	$(28)
The effective income tax rate was 142%, 150%, and 302% for the years ended December 31, 2017, 2016 and 2015, respectively.
The decrease in the effective tax rate for the year ended December 31, 2017, compared to the year ended December 31, 2016 is primarily due to the combined effects of (i) the recognition of tax benefit from the re-measurement of the deferred taxes and the estimated transition tax due to the enactment of the Act and (ii) the change from pre-tax income in 2016 to pre-tax loss in 2017.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our income tax expense (benefit) at the federal statutory income tax rate of 35% to income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit) at the federal statutory rate	$(47)	$5	$(10)
State and other tax expense	(2)	1	1
Tax rate differential on foreign earnings	10	4	8
Permanent differences	4	4	4
Income from Grantor Trust	(8)	—	—
Production tax credits/R&E tax credits	—	—	(3)
State ITC credit	1	(4)	—
Change in valuation allowance	31	2	(7)
Liability for uncertain tax positions	—	16	(82)
Adjustment to deferred tax	(1)	(5)	4
Impact of deferred tax re-measurement for federal tax rate change	(204)	—	—
Tax reform transition tax	21	—	—
Expiration of non-qualified stock options	3	—	—
Other	1	(1)	1
Total income tax expense (benefit)	$(191)	$22	$(84)
We had consolidated federal NOLs estimated to be approximately $240 million for federal income tax purposes as of the end of 2017. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2028	$10
2030	29
2031	1
2032	1
2033	197
2035	1
2036	1
$240
In addition to the consolidated federal NOLs, as of December 31, 2017, we had state NOL carryforwards of approximately $389 million, which expire between 2028 and 2037, net foreign NOL carryforwards of approximately $287 million with some expiring between 2018 and 2037. The federal tax credit carryforwards include production tax credits of $47 million expiring between 2024 and 2036, and research and experimentation tax credits of $1 million expiring between 2027 and 2033. Additionally, we had state income tax credits of $3 million. The corresponding deferred tax assets are offset by a valuation allowance of approximately $77 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$119	$143
Accrued expenses	15	20
Prepaid and other costs	48	71
Deferred tax assets attributable to pass-through entities	10	17
Retirement benefits	2	3
Other	3	4
AMT and other credit carryforwards	48	55
Total gross deferred tax asset	245	313
Less: valuation allowance	(77)	(71)
Total deferred tax asset	168	242
Deferred tax liabilities:
Unbilled accounts receivable	3	3
Property, plant and equipment	538	780
Intangible assets	33	36
Deferred tax liabilities attributable to pass-through entities	8	22
Deferred gain on convertible debt	4	13
Swap income	—	—
Prepaid expenses	—	—
Other, net	1	5
Total gross deferred tax liability	587	859
Net deferred tax liability, including deferred tax liability held for sale	419	617
Less: Deferred tax liability held for sale (1)	7	—
Net deferred tax liability	$412	$617

(1)
As of December 31, 2017, assets and liabilities related to our Dublin EfW facility met the criteria to be classified as held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.

Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately zero and $257 million as of December 31, 2017 and 2016, respectively. This is due to the one time transition tax on the cumulative undistributed foreign earnings as of December 31, 2017 that was included in the tax provision as the result of the Act. Such amounts were considered permanently invested, therefore no provision for U.S. income taxes was accrued in 2016.
Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions were reported on the corporate tax returns and increased NOLs, the related tax benefits were not previously recognized for financial reporting purposes. The Company adopted ASU 2016-09 in 2017, as a result, the related tax benefits, if applicable, will now be recognized for financial statement purposes. The historical benefit of $11 million was recorded as a decrease to Accumulated deficit and an an increase to our deferred tax asset balance as of January 1, 2017 to recognize the cumulative effect of adoption of the new standard.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2014	$133
Additions based on tax positions related to the current year	12
Reductions for tax positions of prior years	(109)
Balance at December 31, 2015	36
Additions based on tax positions related to the current year	16
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	(4)
Payment	(6)
Balance at December 31, 2016	43
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	6
Reductions for lapse in applicable statute of limitations	(1)
Reductions for tax positions of prior years	(2)
Additions due to acquisitions	1
Balance at December 31, 2017	$48
The uncertain tax positions, exclusive of interest and penalties, were $48 million and $43 million as of December 31, 2017 and 2016, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.
We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2017 and 2016, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $5 million and $3 million, respectively. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.
Audits for federal income tax returns are closed for the years through 2010. However, the Internal Revenue Service ("IRS") can audit the NOL's generated during those years in the years that the NOL's are utilized.
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
NOTE 15. STOCK-BASED AWARD PLANS
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
Stock-Based Compensation
We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. Forfeitures are accounted for as they occur. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2017
	Total Compensation Expense Year Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2017	2016	2015
Restricted Stock Awards	$11	$10	$11	$8	1.4
Restricted Stock Units	$7	$6	$6	$5	1.4
Tax benefit related to compensation expense	$10	$10	$15
Restricted Stock Awards
Restricted stock awards that have been issued to employees typically vest over a three-year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered.
Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Restricted stock awards will be expensed over the requisite service period. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer, when issued). We calculate the fair value of share-based stock awards based on the closing price on the date the award was granted.
During the year ended December 31, 2017 we awarded certain employees grants of 813,816 shares of restricted stock. The restricted stock awards will be expensed over the requisite service period. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the restricted stock awards will generally vest during March of 2018, 2019, and 2020.
In May 2017, we awarded 14,286 shares of restricted stock for annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
During the year ended December 31, 2017, we withheld 235,066 shares of our common stock in connection with tax withholdings for vested stock awards.
Changes in nonvested restricted stock awards as of December 31, 2017 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	1,220	$17.20
Granted	828	$16.22
Vested	(585)	$16.53
Forfeited	(74)	$17.67
Nonvested at the end of the year	1,389	$16.46
The weighted-average grant-date fair value of RSAs granted during the years ended December 31 2017, 2016, and 2015 was $16.22, $15.14, and $21.88 respectively. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015, was $10 million, $9 million, and $9 million, respectively.

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
Annually we award units for which the employee does not have a vested right to the stock (“nonvested”) until the required financial performance metric has been reached for each pre-determined vesting date. Stock-based compensation expense for each financial performance metric is recognized beginning in the period when management has determined it is probable the financial performance metric will be achieved for the respective vesting period.
During the year ended December 31, 2017 we awarded certain employees grants of 78,636 RSUs. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied the RSUs will generally vest during March of 2018, 2019, and 2020.
During the year, ended December 31, 2017, we awarded certain employees grants of 440,070 performance based RSUs that will vest based upon the Company’s cumulative Free Cash Flow per share over a three year performance period. Stock-based compensation expense for each financial performance metric is recognized beginning in the period when management has determined that it is probable the performance objectives will be achieved.
During the year ended December 31, 2017 we awarded 82,144 RSUs for annual director compensation and 23,151 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.
Changes in nonvested restricted stock units as of December 31, 2017 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	1,803	$16.25
Granted	624	$15.94
Vested	(71)	$18.35
Forfeited	(541)	$17.09
Nonvested at the end of the year	1,815	$15.80
The weighted-average grant-date fair value of RSUs granted during the years ended December 31 2017, 2016, and 2015 was $15.94, $14.65, and $21.95, respectively. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015, was $1 million, $1 million, and zero, respectively.

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
The following table summarizes activity and balance information of the options under the 2014 Stock Option Plan as of December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
2014 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	1,080	$21.38
Granted	—	$—
Exercised	—	$—
Expired	(855)	$20.62
Forfeited	—	$—
Outstanding at the end of the year (1)	225	$24.30	1.06	$—
Options exercisable at year end	225	$24.30	1.06	$—

(1)	All options outstanding as of December 31, 2017 are fully vested.

(2)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2017 (December 29, 2017). The intrinsic value changes based on the fair market value of our common stock.

Effective January 1, 2017 we adopted FASB issued ASU2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify the accounting for employee share-based payments, including income tax impacts, classification on the statement of cash flows, and forfeitures. For additional information see Note 1. Organization and Summary of Significant Accounting Policies The new guidance requires excess tax benefits and deficiencies to be recognized in the statement of operations. We recognized tax expense in our provision for income taxes during the year ended December 31, 2017. Excess tax benefits were not recognized $1 million for financial reporting purposes in the prior periods. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized.
NOTE 16. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events or circumstances may occur that might cause us to change those estimates and assumptions. The final consequences of these proceedings are not presently determinable with certainty.  As of December 31, 2017 and 2016, accruals for our loss contingencies approximated $18 million and $11 million, respectively.
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of our responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, we believe that the following proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”), that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. On March 3, 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower eight miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.
Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that our subsidiary, Covanta Tulsa Renewable Energy LLC, is the target of a criminal investigation being conducted by the EPA. We understand that the EPA is focused on alleged improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.  We believe that our operations in Tulsa were and are in compliance with existing laws and regulations in all material respects.  While we can provide no assurance as to the outcome of this matter, we do not believe that the investigation or any issues arising therefrom will have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Other Matters
Durham-York Contractor Arbitration
We are seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project regarding (i) claims by the contractor for change orders and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays.  Our contract with this contractor contemplates binding arbitration to resolve these disputes, which we expect will conclude in 2018. While we do not expect resolution of these disputes to have a material adverse impact on our financial position, it could be material to our results of operations and or cash flows in any given accounting period.
China Indemnification Claims
Subsequent to completing the exchange of our project ownership interests in China for a 15% ownership interest in Sanfeng Environment, Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. For additional information, see Note 4. Dispositions and Assets Held for Sale and Note 18. Subsequent Events.
Other Commitments
Other commitments as of December 31, 2017 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$192	$20	$172
Letters of credit - other	70	70	—
Surety bonds	196	—	196
Total other commitments — net	$458	$90	$368
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
We have certain contingent obligations related to the 6.375% Notes, the 5.875% Notes due 2024, the 5.875% Notes due 2025, and Tax-Exempt Bonds. Holders may require us to repurchase their 6.375% Notes, 5.875% Notes due 2024, 5.875% Notes due 2025 and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the 6.375% Notes, 5.875% Notes due 2024, 5.875% Notes due 2025 and Tax-Exempt Bonds, see Note 10. Consolidated Debt.
We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to public sector clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.
New York City Contract Investments
In 2013, New York City awarded us a contract to handle waste transport and disposal from two marine transfer stations located in Queens and Manhattan. Service for the Queens marine transfer station began in early 2015 and service for the Manhattan marine transfer station is expected to follow pending notice to proceed to be issued by New York City which is anticipated in 2018. We expect to incur approximately $30 million of additional capital expenditures, primarily for the purchase of transportation equipment, following receipt of notice to proceed.
NOTE 17. QUARTERLY DATA (UNAUDITED)
The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenue	$404	$403	$424	$418	$429	$421	$495	$457
Operating (loss) income	$(23)	$(14)	$20	$5	$46	$60	$58	$58
Net (loss) income	$(52)	$(37)	$(37)	$(29)	$15	$54	$131	$8

(Loss) earnings per share:
Basic	$(0.41)	$(0.29)	$(0.28)	$(0.23)	$0.11	$0.42	$1.02	$0.06
Diluted	$(0.41)	$(0.29)	$(0.28)	$(0.23)	$0.11	$0.42	$1.01	$0.06

Cash dividend declared per share:	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Net income for the quarter ended December 31, 2017 includes a net benefit of $183 million or $1.39 per diluted share associated with the enactment of the Tax Cuts and Jobs Act discussed further in Note 14. Income Taxes.

NOTE 18. SUBSEQUENT EVENTS
 GIG Joint Venture
On February 12, 2018 as part of our partnership with GIG to develop, fund and own EfW projects in the U.K. and Ireland, GIG purchased a 50% indirect interest in our Dublin EfW project. For additional information on the transaction see Note 3. New Business and Asset Management and Note 4. Dispositions and Assets Held for Sale. We received proceeds of $167 million and expect to record a gain on sale of assets in our first quarter 2018 consolidated statement of operations. Our 50% ownership in the joint venture will be accounted for under the equity method of accounting. Therefore, subsequent to the sale, our proportional share of net income from the joint venture will be reflected as "Equity in income from unconsolidated investments" on our consolidated statement of operations and cash distributions from the joint venture will be reflected as "Dividends from

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

unconsolidated investments" on our consolidated statement of cash flows. The results of our wholly-owned O&M subsidiary will continue to be consolidated.
Sanfeng Environment sale to CITIC
On February 9, 2018 we sold our remaining investment in Sanfeng Environment and received proceeds of approximately $7 million, net of a settlement payment for certain indemnification claims related to the previous sale of our ownership interests in China. For further information see Note 4. Dispositions and Assets Held for Sale - China Investments. We expect to record a gain on sale of assets in our first quarter 2018 consolidated statement of operations.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
2017 – Reserves for doubtful accounts	$9	$9	$—	$4	$14
2016 – Reserves for doubtful accounts	$7	$3	$—	$1	$9
2015 – Reserves for doubtful accounts	$6	$1	$—	$—	$7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure.
Item 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2017. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2017 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 102. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 103.
As previously disclosed in Item 4 of our Quarterly Reports on Form 10-Q filed during the year ended December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal controls over financial reporting because we had control deficiencies which constituted a "material weakness" in income tax accounting. Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, the material weakness noted above has been remediated. As such, our Chief Executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance described above.
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

•	Implemented analytical procedures to validate actual tax accounting results to supplement internal control reviews using the expected impact of discrete items as a basis;

•	Enhanced the analysis and formalized the documentation of tax-sensitive aspects of a business transaction, and;

•	Enhanced the review of the above referenced tax analysis.
During the quarters ended March 31, June 30, September 30 and December 31, 2017, we continued to observe the operation of each of the control changes effected as part of our remediation efforts, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the reported material weakness has been remediated.
We have concluded that the period of time over which the operating effectiveness of our controls have been observed is sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated.

Our management has concluded that the identified material weakness in internal control over financial reporting discussed above was fully remediated as of December 31, 2017.
Except as noted in the preceding paragraphs, there has not been any change in our system of internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control - Integrated Framework (2013 Framework), Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 103 of this report on Form 10-K for the year ended December 31, 2017.

/s/ Stephen J. Jones
Stephen J. Jones
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

February 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Covanta Holding Corporations’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Covanta Holding Corporation (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 8 of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Covanta Holding Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCOAB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 26, 2018

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements, for the years ended December 31, 2017, 2016 and 2015
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2017, 2016 and 2015

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

10.7†
Pledge and Security Agreement, dated as of March 28, 2012, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.8†
Pledge Agreement, dated as of March 28, 2012, between Covanta Holding Corporation and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

10.9†
Intercompany Subordination Agreement, dated as of March 28, 2012, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as non-guarantor subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 of Covanta Holding Corporation's Current Report on Form 8-K dated March 28, 2012 and filed with the SEC on March 30, 2012).

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

10.15†
Loan Agreement, dated as of November 1, 2012, by and between Covanta Holding Corporation and the Niagara Area Development Corporation Agency (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation's Current Report on Form 8-K dated November 15, 2012 and filed with the SEC on November 19, 2012).

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

10.25*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors.

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

10.28†*
Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.35 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

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

10.33†*
Form of Covanta Holding Corporation 2014 Equity Award Plan Performance Share Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 2, 2016 and filed with the SEC on March 3, 2016).

10.34†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.34 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

10.35†*
Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.35 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

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
Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN J. JONES Stephen J. Jones	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018

/S/ BRADFORD J. HELGESON Bradford J. Helgeson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2018

/S/ MANPREET S. GREWAL Manpreet S. Grewal	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

/S/ SAMUEL ZELL Samuel Zell	Chairman of the Board	February 26, 2018

/S/ DAVID M. BARSE David M. Barse	Director	February 26, 2018

/S/ RONALD J. BROGLIO Ronald J. Broglio	Director	February 26, 2018

/S/ PETER C. B. BYNOE Peter C. B. Bynoe	Director	February 26, 2018

/S/ LINDA J. FISHER Linda J. Fisher	Director	February 26, 2018

/S/ JOSEPH M. HOLSTEN Joseph M. Holsten	Director	February 26, 2018

/S/ DANIELLE PLETKA Danielle Pletka	Director	February 26, 2018

/S/ MICHAEL W. RANGER Michael W. Ranger	Director	February 26, 2018

/S/ ROBERT S. SILBERMAN Robert S. Silberman	Director	February 26, 2018

/S/ JEAN SMITH Jean Smith	Director	February 26, 2018