Form 10-Q
period 2018-03-31
COVANTA HOLDING CORP
filed 2018-04-27
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 20, 2018
Common Stock, $0.10 par value	130,808,687

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2017 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$312	$286
Energy revenue	100	86
Recycled metals revenue	24	16
Other operating revenue	22	16
Total operating revenue	458	404
OPERATING EXPENSE:
Plant operating expense	345	332
Other operating expense, net	8	15
General and administrative expense	31	28
Depreciation and amortization expense	54	52
Total operating expense	438	427
Operating income (loss)	20	(23)
OTHER INCOME (EXPENSE):
Interest expense	(38)	(36)
Gain (loss) on sale of assets	210	(4)
Total other income (expense)	172	(40)
Income (loss) before income tax benefit	192	(63)
Income tax benefit	9	11
Net income (loss)	$201	$(52)

Weighted Average Common Shares Outstanding:
Basic	130	129
Diluted	132	129

Earnings (Loss) Per Share:
Basic	$1.55	$(0.41)
Diluted	$1.53	$(0.41)

Cash Dividend Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in millions)
Net income (loss)	$201	$(52)
Foreign currency translation, net of tax expense of $1and $0, respectively	12	3
Net unrealized gain on derivative instruments, net of tax expense of $1and $0, respectively	32	—
Other comprehensive income	44	3
Comprehensive income (loss)	$245	$(49)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$51	$46
Restricted funds held in trust	42	43
Receivables (less allowances of $11 million and $14 million, respectively)	318	341
Prepaid expenses and other current assets	61	73
Assets held for sale	3	653
Total Current Assets	475	1,156
Property, plant and equipment, net	2,609	2,606
Restricted funds held in trust	23	28
Waste, service and energy contracts, net	248	251
Other intangible assets, net	35	36
Goodwill	313	313
Other assets	219	51
Total Assets	$3,922	$4,441
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$10	$10
Current portion of project debt	24	23
Accounts payable	75	151
Accrued expenses and other current liabilities	261	313
Liabilities held for sale	—	540
Total Current Liabilities	370	1,037
Long-term debt	2,279	2,339
Project debt	141	151
Deferred income taxes	412	412
Other liabilities	75	75
Total Liabilities	3,277	4,014
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	828	822
Accumulated other comprehensive loss	(11)	(55)
Accumulated deficit	(185)	(353)
Treasury stock, at par	(1)	(1)
Total stockholders' equity	645	427
Total Liabilities and Equity	$3,922	$4,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income (loss)	$201	$(52)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	54	52
Amortization of deferred debt financing costs	2	2
(Gain) loss on sale of assets	(210)	4
Stock-based compensation expense	9	5
Deferred income taxes	(3)	(14)
Other, net	(12)	2
Change in working capital, net of effects of acquisitions and dispositions	(44)	5
Changes in noncurrent assets and liabilities, net	6	5
Net cash provided by operating activities	3	9
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(81)	(62)
Acquisition of businesses, net of cash acquired	(4)	(16)
Proceeds from the sale of assets, net of restricted cash	111	—
Property insurance proceeds	7	2
Payment of indemnification claim from sale of asset	(7)	—
Other, net	—	(1)
Net cash provided by (used in) investing activities	26	(77)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	400
Proceeds from borrowings on revolving credit facility	170	331
Proceeds from borrowings on project debt	—	33
Payments on long-term debt	(1)	(1)
Payment on revolving credit facility	(228)	(288)
Payments on equipment financing capital leases	(1)	(1)
Payments on project debt	(10)	(9)
Payment of deferred financing costs	—	(8)
Cash dividends paid to stockholders	(33)	(33)
Financing of insurance premiums, net	(7)	—
Other, net	—	(3)
Net cash (used in) provided by financing activities	(110)	421
Effect of exchange rate changes on cash and cash equivalents	3	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(78)	354
Cash, cash equivalents and restricted cash at beginning of period	194	194
Cash, cash equivalents and restricted cash at end of period	$116	$548

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$51	$444
Restricted funds held in trust- short term	42	52
Restricted funds held in trust- long term	23	52
Total cash, cash equivalents and restricted cash	$116	$548

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

Organization

Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), and also owns and operates related waste transport, processing and disposal assets. EfW serves as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the EfW process. We process approximately 20 million tons of solid waste annually. We operate and/or have ownership positions in 42 energy-from-waste facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

In addition, we offer a variety of sustainable waste management solutions in response to customer demand, including industrial, consumer products and healthcare waste handling, treatment and assured destruction, industrial wastewater treatment and disposal, product depackaging and recycling, on-site cleaning services, and transportation services. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our EfW facilities, we offer these services under our Covanta Environmental Solutions brand.

We have one reportable segment which comprises our entire operating business. For additional information regarding our reportable segment, see Note 5. Financial Information by Business Segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The condensed consolidated balance sheet at December 31, 2017, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting guidance under Topic 605, Revenue Recognition.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

We recorded a net decrease of $1 million to beginning accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning accumulated deficit resulted from recognizing revenue evenly over the contract year for certain of our service fee contracts that are based on a contract year that is different from our calendar year. Contract acquisition costs are not material. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2018. For the three months ended March 31, 2018 revenue decreased, $1 million and, as a result, comparisons of revenue and operating income between periods are not materially affected by the adoption of ASC 606. Refer to Note 6. Revenue for additional disclosures required by ASC 606.

In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Benefit Cost, to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that the service cost component of the net periodic benefit cost be presented in the same operating income line items as other compensation costs arising from services rendered by employees during the period. The non-service costs (e.g., interest cost, expected return on plan assets, amortization of actuarial gains/losses, settlements) should be presented in the income statement outside of operating income. The amendments also allow only the service cost component to be eligible for capitalization when applicable. We adopted this guidance on January 1, 2018. The amendments have been applied retrospectively for the income statement presentation requirements and prospectively for the limit on costs eligible for capitalization. The line item classification changes required by the new guidance did not have a material impact on our condensed consolidated statement of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance on January 1, 2018, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in a supplemental table to the condensed consolidated statements of cash flows. The changes to the beginning of period balance presented in our condensed consolidated statement of cash flows are as follows:

	December 31, 2017
	As adjusted	As previously reported
Cash and cash equivalents	46	46
Restricted funds included in held for sale	77	—
Restricted funds held in trust- short term	43	—
Restricted funds held in trust- long term	28	—
Beginning of period balance presented in the statement of cash flows	194	46

The following table illustrates the effect of adoption of ASU 2016-18 on our condensed consolidated statements of cash flows:

	Three Months Ended March 31, 2017
	As adjusted	As previously reported
Cash provided by operating activities	$9	$10
Cash used in investing activities	(77)	(77)
Cash provided by financing activities	421	426

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. Effective January 1, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

Reclassifications

As discussed above under Accounting Pronouncements Recently Adopted, certain amounts have been reclassified in our prior period condensed consolidated statements of cash flows to conform to current year presentation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The following table summarizes recent ASU's issued by the FASB that could have a material impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The amendments in this Update allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for adjustments to the tax effect of items in AOCI, that were originally recognized in other comprehensive income, related to the new statutory rate prescribed in the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduces the U.S. federal corporate tax rate from 35% to 21%.
		First quarter of 2019, early adoption is permitted, including adoption in any interim period.	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
ASU 2016-02 Leases (Topic 842) as amended by ASU 2018-01
These standards amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The standard requires a modified retrospective basis adoption.

The amendment permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.
First quarter of 2019, early adoption is permitted.
We are currently evaluating the guidance and its impact on our consolidated financial statements but expect that it will result in a significant increase to our long-term assets and liabilities. We are also analyzing the impact of the new standard on our current accounting policies and internal controls.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

The acquisition discussed below is not material to our condensed consolidated financial statements, therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired business, business development projects and dispositions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Environmental Services Acquisitions

During the three months ended March 31, 2018, we acquired one environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities and client service offerings, and allows us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore is synergistic with our existing business.

Green Investment Group Limited (“GIG”) Joint Venture

In December 2017, we entered into a strategic partnership with Green Investment Group Limited (“GIG”), a subsidiary of Macquarie Group Limited, to develop EfW projects in the U.K. and Ireland. Our first investment with GIG, Covanta Europe Assets Limited, is structured as a 50/50 joint venture ("JV") between Covanta and GIG. As an initial step, we contributed 100% of our Dublin EfW project ("Dublin EfW") into the JV, and GIG acquired a 50% ownership in the JV for €136 million ($167 million). We retained a 50% equity interest in the JV and retained our role as operations and maintenance ("O&M") service provider to Dublin EfW. During the fourth quarter of 2017, we determined that the assets and liabilities associated with Dublin EfW met the criteria for classification as assets held for sale but did not meet the criteria for classification as discontinued operations. As of December 31, 2017, the assets and liabilities associated with Dublin EfW were presented in our condensed consolidated balance sheets as current "Assets held for sale” and current "Liabilities held for sale.”.

In February 2018, GIG's investment in the JV closed and we received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our Revolving Credit Facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the three months ended March 31, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in "Gain (loss) on sale of assets" on our condensed consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest in the JV is accounted for under the equity method of accounting. As of March 31, 2018, our equity investment in the JV of $169 million is included in "Other assets" on our condensed consolidated balance sheet. The fair value of our investment in the JV was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment in the JV and the carrying amounts of the underlying net assets in the JV as they were fair valued contemporaneously as of the sale date. For further information, see Note 11. Equity Method Investments.

China Investment

On February 9, 2018 we sold our cost method investment in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and received proceeds of $13 million. For the three months ended March 31, 2018, we recorded a gain on the sale of $6 million, which is included in "Gain (loss) on sale of assets" on our condensed consolidated statement of operations.

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

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	130	129
Diluted weighted average common shares outstanding	132	129

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(1) Excludes the following securities because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	—	1
Restricted stock	—	1
Restricted stock units	—	1

Equity

Dividends per Share

Dividends declared were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Declared	$33	$33
Per Share	$0.25	$0.25

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income before reclassifications	3	—	—	3
Balance at March 31, 2017	$(38)	$2	$(23)	$(59)

Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive income before reclassifications	10	—	5	15
Amounts reclassified from accumulated other comprehensive income	2	—	27	29
Net current period comprehensive income	12	—	32	44
Balance at March 31, 2018	$(12)	$2	$(1)	$(11)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Three months ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Gain (loss) on sale of assets (1)
Interest rate swap	27	Gain (loss) on sale of assets (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) For additional information see, Note 3. Acquisitions and Dispositions - Green Investment Group Limited (“GIG”) Joint Venture and China Investment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment which comprises our entire operating business. Prior to the first quarter 2018, our reportable segment, North America, was comprised exclusively of waste and energy services located in North America. During the first quarter of 2018, we sold 50% of our Dublin EfW facility to Covanta Europe Assets Limited, our JV with GIG, which resulted in our loss of control, see Note 3. Acquisitions and Dispositions for further information. Subsequent to the sale, results from our equity method investment in the JV and our O&M contract to operate the Dublin EfW facility are now being reviewed by our Chief Operating Decision Maker on a consolidated basis with our North America results. Therefore, we now include the results of our international operations, which consist primarily of our interests in Dublin, in our one reportable segment. This new structure is consistent with how we establish our overall business strategy and assesses performance of our business. The results of our reportable segment are consistent with our consolidated results as presented on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

NOTE 6. REVENUE

Revenue Recognition

Our EfW projects generate revenue from three primary sources: 1) fees charged for operating facilities or for receiving waste for disposal; 2) the sale of electricity and/or steam; and 3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process. We may also generate other operating revenue from the construction, expansion or upgrade of a facility, when a public-sector client owns the facility. Our customers for waste services or facility operations are principally public-sector entities, though we also market disposal capacity at certain facilities to commercial customers.

We also operate and/or have ownership positions in environmental services businesses, transfer stations and landfills (primarily for ash disposal) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal or service fees.

Revenue is allocated to the performance obligations in a contract on a relative standalone selling price basis. To the extent that we sell the good or service related to the performance obligation separately in the same market, the standalone selling price is the observable price that we sell the good or service separately in similar circumstances and to similar customers. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms.

Waste and Service Revenue

Service Fee

Service fee revenue is generated from the operations and maintenance services that we provide to owned and operated EfW facilities. We provide multiple waste disposal services aimed at operating and maintaining the facilities. Service fee revenue is generally based on an expected annual operating fee in relation to annual guaranteed waste processing and excess tonnage fees. The fees charged represent one performance obligation to operate and maintain each facility. Excess tonnage above a minimum specified in the contract represents variable consideration. We act as the agent in contracts for the sale of energy and metals in service fee facilities that we operate and accordingly record revenues net for those contracts.

Tip Fee

Tip fees are generated from the sale of waste disposal services at EfW facilities that we own. We earn a per ton “tipping fee”, generally under long term contractual obligations with our host community and contractual obligations with municipal and commercial waste customers. The tipping fee is generally subject to an annual escalation. The performance obligation in these agreements is to provide waste disposal services for tons of acceptable waste. Revenue is recognized when the waste is delivered to the facility.

Energy Sales

Typical energy sales consist of: (a) electricity generation, (b) capacity and (c) steam. Our facilities primarily sell electricity either to utilities at contracted rates or at prevailing market rates in regional markets and in some cases, sell steam directly to industrial users. We sell a portion of electricity and other energy product outputs pursuant to contracts. As these contracts expire, we intend to sell an increasing portion of the energy output in competitive energy markets or pursuant to short-term contracts.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Recycled Metals Revenue

Recycled metals revenue represents the sale of recovered ferrous and non-ferrous metals to processors and end-users. The majority of our metals contracts are based on both an unspecified variable unit (i.e. tonnage) and variable forward market price index, while some contracts contain a fixed unit or fixed rate to form the basis of our overall transaction price. We recognize recycled metal revenue as it is delivered to the customer.

Other Operating Revenue (Construction)

We generate additional revenue from the construction, expansion or upgrade of a facility, when a municipal client owns the facility and we provide the construction services. We generally use the cost incurred measure of progress for our construction contracts because it best depicts the transfer of control to the customer. Under the cost incurred measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017. See Note 5. Financial Information by Business Segments for a discussion of our reportable segment.

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

The following summarizes our performance obligations, a description of how transaction price is allocated to future performance obligations and the practical expedients applied:

Revenue Type	Timing	Performance Obligations	Measure of Progress	Type	Practical Expedients
Service Fee	Over time	Operations/waste disposal	Time elapsed	Fixed & Variable	Constrained (1) & Series (2)
Tip Fee	Over time	Waste disposal	Units delivered	Fixed & Variable	Right to invoice
Energy	Over time	Energy	Units delivered	Fixed & Variable	Right to invoice & Series (2)
		Capacity	Time elapsed
		Steam	Units delivered
Metals	Point in time	Sale of ferrous & non-ferrous metals	Units delivered	Variable	Less than 1 year
Other (Construction)	Over time	Construction services	Costs incurred	Fixed & Variable	N/A

(1) The amount of variable consideration that is included in the transaction price may be constrained, and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We estimate our variable service fee using the expected value method.

(2) Service Fee and Energy contracts have been determined to have an annual and monthly series, respectively.

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.

2.
Revenue is recognized from the satisfaction of the performance obligations in the amount billable to our customer that corresponds directly with the value to the customer of our performance completed to date (i.e. “right-to-invoice” practical expedient).

3.
The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service or a series of distinct services that are substantially the same and that have the same pattern of transfer to our customer (i.e.“series practical expedient”).

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of March 31, 2018:

Total
Total Remaining performance obligation	$5,486
Percentage expected to be recognized:
Remainder of 2018	9%
2019	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as “Deferred revenue” and present in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet (in millions):

	March 31, 2018	December 31, 2017
Unbilled receivables	$8	$13
Deferred revenue	17	14

For the three months ended March 31, 2018, revenue recognized that was included in Deferred revenue on our condensed consolidated balance sheet at the beginning of the period totaled $5 million.

Accounts receivable are recorded when the right to consideration becomes unconditional and we typically receive payments from customers monthly. The timing of our receipt of cash from construction projects is generally based upon our reaching completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. We had no asset impairment charges related to contract assets in the period.

NOTE 7. STOCK-BASED AWARD PLANS

During the three months ended March 31, 2018 we awarded certain employees grants of 1,148,675 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2019, 2020, and 2021.

During the three, months ended March 31, 2018, we awarded certain employees 379,244 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers with vesting determined by our relative TSR percentile rank versus the companies in our peer group.

During the three months ended March 31, 2018 we awarded 8,419 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the three months ended March 31, 2018, we withheld 249,471 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Share based compensation expense	$9	$5

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2018
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$6	1.4
Restricted stock units	$20	2.0

NOTE 8. SUPPLEMENTARY INFORMATION

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from municipal clients which sponsor an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements as a reduction to "Plant operating expense," in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Pass through costs	$14	$10

Other operating expenses, net

Insurance Recoveries

Fairfax County Energy-from-Waste Facility

In February 2017, our Fairfax County energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017. We expect receipt of remaining insurance recoveries for both property loss and business interruption in the remainder of 2018.

The cost of repair or replacement of assets and business interruption losses is insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Insurance gains for property and clean-up costs, net of impairment charges	$7	$1
Insurance gains for business interruption costs, net of costs incurred	$7	$1

NOTE 9. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted and instituted fundamental changes to the taxation of multinational corporations. As a result, we recorded a provisional tax charge at December 31, 2017 of $21 million related to the mandatory transition tax and a provisional tax benefit of $204 million related to the re-measurement of deferred tax assets and liabilities as of December 31, 2017. We recorded a provisional amount because the calculation of the total post-1986 earnings and profits ("E&P") for our foreign subsidiaries has not yet been completed, and the amount of foreign E&P held in cash and other specified assets to which the transition tax applies, has also not been finalized. In accordance with current SEC guidance, we will report the final impact amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Act.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of March 31, 2018, we have not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and no impact to the effective tax rate for the period.

Given the complexity of the global intangible low-taxed income ("GILTI") provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy.

We record our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. The effective tax rate ("ETR") was (5)% and 17% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the ETR is primarily due to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings and (iv) the discrete tax benefit attributable to a state audit settlement.

NOTE 10. FINANCIAL INSTRUMENTS

Fair Value Measurements

Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then significant other observable inputs (Level 2 inputs) and the lowest priority to significant unobservable inputs (Level 3 inputs). The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value.

•	Fair values for long-term debt and project debt are determined using quoted market prices (Level 1).

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of March 31, 2018. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2018 and December 31, 2017:

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2018	December 31, 2017
		(In millions)
Assets:
Investments — mutual and bond funds (1)	1	2	2
Total assets:		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$—	$5
Derivative liability — interest rate swaps included in liabilities held for sale	2	—	7
Total liabilities:		$—	$12

(1)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in "accrued expenses and other current liabilities" and the long-term balance is included in "other liabilities" in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2018		As of December 31, 2017
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,289	$2,284	$2,349	$2,371
Project debt	$165	$168	$174	$179
Project debt included in liabilities held for sale	$—	$—	$510	$510

We are required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivables, prepaid expenses and other assets, accounts payable and accrued expenses approximates their carrying value on the condensed consolidated balance sheets due to their short-term nature.

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified and the asset's fair value is determined to be less than its carrying value.

NOTE 11. EQUITY METHOD INVESTMENTS

We hold a 50% equity interest in Covanta Europe Assets Limited, our JV with GIG, see Note 3. Acquisitions and Dispositions. The equity in net income from unconsolidated investments from the JV since the closing date was not material for the three months ended March 31, 2018.

We serve as the O&M service provider for the JV, a related party, under market competitive terms. For the period from February 12, 2018 through March 31, 2018 we recognized $3 million in revenues related to this agreement and have a receivable of $3 million as of March 31, 2018.

NOTE 12. DERIVATIVE INSTRUMENTS

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of March 31, 2018 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2018	2.2
2019	1.3
Total	3.5

As of March 31, 2018, the net fair value of the energy derivatives was immaterial. The effective portion of the change in fair value was recorded as a component of AOCI. As of March 31, 2018, the amount of hedge ineffectiveness was not material.

During the three months ended March 31, 2018, cash provided by and used in energy derivative settlements of $6 million and $13 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the three months ended March 31, 2017, cash provided by and used in energy derivative settlements of $11 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Interest Rate Swaps

In order to hedge the risk of adverse variable interest rate fluctuations associated with the senior secured term loan previously held by Dublin EfW, we entered into floating to fixed rate swap agreements with various financial institutions to hedge the variable interest rate fluctuations associated with the floating rate portion of the loan, expiring in 2032. The interest rate swap was designated as a cash flow hedge which was recorded at fair value with changes in fair value recorded as a component of AOCI. The unrealized loss was included within "Gain (loss) on sale of assets" upon deconsolidation.

As of December 31, 2017, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded within "Liabilities held for sale" in our consolidated balance sheet and was subsequently sold as part of the transaction with GIG. See Note 3. Acquisitions and Dispositions.

NOTE 13. CONSOLIDATED DEBT

Consolidated debt is as follows (in millions)

	March 31, 2018	December 31, 2017
LONG-TERM DEBT:
Revolving credit facility (4.13% - 4.38%)	$387	$445
Term loan, net (3.62%)	190	191
Credit Facilities subtotal	577	636
Senior Notes, net of deferred financing costs	1,185	1,185
Tax-Exempt Bonds, net of deferred financing costs	459	459
Equipment financing capital leases	68	69
Total long-term debt	$2,289	$2,349
Less: current portion	(10)	(10)
Noncurrent long-term debt	$2,279	$2,339
PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium	$165	$174
Less: Current portion	(24)	(23)
Noncurrent project debt	$141	$151
TOTAL CONSOLIDATED DEBT	$2,454	$2,523
Less: Current debt	(34)	(33)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,420	$2,490

Our subsidiary, Covanta Energy, has a senior secured credit facility consisting of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”) (collectively referred to as the "Credit Facilities"). The nature and terms of our Credit Facilities, other long-term and project debt are described in detail in Note 10. Consolidated Debt in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revolving Credit Facility

As of March 31, 2018, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring (1)	Direct Borrowings	Outstanding Letters of Credit as of	Unutilized Capacity
Revolving Credit Facility	$1,000	2020	$387	$212	$401
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.

Credit Agreement Covenants

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We are in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2018.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of March 31, 2018 and December 31, 2017, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets were$11 million and $18 million, respectively.

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

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”), that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. In March 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

Tulsa Matter. In January 2016, we were informed by the office of the United States Attorney for the Northern District of Oklahoma (“U.S. Attorney”) that our subsidiary, Covanta Tulsa Renewable Energy LLC, is the target of a criminal investigation being conducted by the EPA. We understand that the EPA planned to allege improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility.  We believe that our operations in Tulsa were and are in compliance with existing laws and regulations in all material respects.  While we can provide no assurance as to the outcome of this matter, we do not believe that the investigation or any issues arising therefrom will have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.

Other Matters

China Indemnification Claims

Subsequent to completing the exchange of our project ownership interests in China for a 15% ownership interest in Sanfeng Environment, Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. In February 2018 we made a settlement payment of $7 million related to this claim.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Durham-York Contractor Arbitration

We are seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project regarding (i) claims by the contractor for change orders and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays.  Our contract with this contractor contemplates binding arbitration to resolve these disputes, which we expect to conclude in 2018. While we do not expect resolution of these disputes to have a material adverse impact on our financial position, it could be material to our results of operations and/or cash flows in any given accounting period.

Other Commitments

Other commitments as of March 31, 2018 were as follows (in millions):

	Commitments Expiring by Period
	Total	Less Than One Year	More Than One Year
Letters of credit issued under the Revolving Credit Facility	$212	$20	$192
Letters of credit - other	72	72	—
Surety bonds	205	—	205
Total other commitments — net	$489	$92	$397

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Item 8. Financial Statements And Supplementary Data — Note 10. Consolidated Debt of our Annual Report on Form 10-K.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

New York City Waste Transport and Disposal Contract

We received the notice to proceed from the New York City Department of Sanitation ("DSNY") to develop the infrastructure supporting the East 91st Street Marine Transfer Station ("MTS"). We expect to commence operations in March 2019. The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and DSNY. We expect to incur approximately $35 million of additional capital expenditures, primarily for transportation equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three months ended March 31, 2018. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of March 31, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	March 31, 2018	March 31, 2017
Consumer Price Index (1)	2.4%	2.4%
PJM Pricing (Electricity) (2)	$53.85	$29.72
NE ISO Pricing (Electricity) (3)	$54.71	$35.36
Henry Hub Pricing (Natural Gas) (4)	$3.08	$3.01
#1 HMS Pricing (Ferrous Metals) (5)	$321	$272
Scrap Metals - Old Sheet & Old Cast (6)	$0.61	$0.60

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2018 and Q1 2017. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2018 and Q1 2017. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q1 2018 and Q1 2017. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q1 2018 and Q1 2017. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q1 2018 and Q1 2017. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

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

Metals Markets - Recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the US as well as foreign countries. Recent efforts by the US government to place tariffs on imported steel and aluminum have increased domestic demand for our products. The ultimate impact of these tariffs is unclear as retaliation to these tariffs by foreign counties could reduce or eliminate any benefits to us.

Quarter Updates

Capital Allocation

Our key capital allocation activities through the three months ended March 31, 2018, included the following:

•	$33 million declared in dividends to stockholders; and

•
$29 million for growth investments, including $4 million to acquire an environmental services business, and $8 million for various organic growth investments, which include metals recovery projects and investments related to our profiled waste and environmental services businesses.

New Business Development

During the three months ended March 31, 2018, we acquired an environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities, including client service offerings and geographic reach.

Other Significant Events

We received the notice to proceed from the DSNY to develop the infrastructure supporting the East 91st MTS. We expect to commence operations in March 2019. The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and DSNY.

CONSOLIDATED RESULTS OF OPERATIONS

The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. We have one reportable segment which comprises our entire operating business.

The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 1. Financial Statements — Note 1. Organization and Basis of Presentation and Note 3. Acquisitions and Dispositions in this quarterly report on Form 10-Q and in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Polices and Note 3. New Business and Asset Management of our annual report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

Three Months Ended March 31, 2018 and 2017

Consolidated:	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	2018 vs 2017
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$312	$286	$26
Energy revenue	100	86	14
Recycled metals revenue	24	16	8
Other operating revenue	22	16	6
Total operating revenue	458	404	54
OPERATING EXPENSE:
Plant operating expense	345	332	13
Other operating expense, net	8	15	(7)
General and administrative expense	31	28	3
Depreciation and amortization expense	54	52	2
Total operating expense	438	427	11
Operating income (loss)	$20	$(23)	$43

Operating Revenue

Waste and Service Revenue

Consolidated (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
EfW tip fees	$153	$131	$22
EfW service fees	99	98	1
Environmental services	32	29	3
Municipal services	45	44	1
Other revenue	8	8	—
Intercompany	(26)	(23)	(3)
Total waste and service revenue	$312	$286	$26
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
Tip fee - contracted	2.1	1.9	0.2
Tip fee - uncontracted	0.7	0.6	0.1
Service fee	2.1	2.1	—
Total tons	4.8	4.6	0.2
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $26 million year-over-year, primarily driven by $11 million of organic growth and the start-up of the Dublin EfW facility in the fourth quarter of 2017. Within organic growth, EfW tip fee revenue increased by $8 million due to increased volume, primarily from a full quarter of operations at the Fairfax County EfW facility in 2018, and $3 million due to higher average revenue per ton.

Energy Revenue

Consolidated (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
Energy Sales	$87	$76	$11
Capacity	13	9	4
Total energy revenue	$100	$86	$14

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended March 31,						Variance Increase (Decrease)
	2018			2017			2018 vs 2017
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$15	0.3	21%	$5	0.2	15%
Contracted	47	0.5	32%	51	0.6	42%
Hedged	38	0.8	47%	29	0.6	43%
Total EfW	$100	1.6	100%	$86	1.4	100%	$14	0.2
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue increased by $14 million, primarily driven by a full quarter of operations at the Fairfax County EfW facility in 2018 and the start-up of the Dublin EfW facility in the fourth quarter of 2017.

Recycled Metals Revenue

	Three Months Ended March 31,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$15	$10	102	95	77	60
Non-Ferrous Metal	9	6	11	9	7	9
Total	$24	$16
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.

For the three month comparative period, recycled metals revenue increased $8 million primarily due to higher pricing for non-ferrous material of $5 million resulting from centralized processing.

Other Operating Revenue

Other operating revenue increased by $6 million for the three month comparative period primarily due to higher construction revenue.

Operating Expense

Plant Operating Expense

Consolidated (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
Plant maintenance (1)	$90	$98	$(8)
All other	255	234	21
Plant operating expense	$345	$332	$13
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expenses increased by $13 million for the three month comparable period, primarily driven by new costs related to growth in our Covanta Environmental Solutions business and new metals processing operations, as well as overall cost inflation, partially offset by lower plant maintenance expense of $9 million.

Other Operating Expense

Other operating expenses decreased by $7 million for the three month comparative period primarily due to higher insurance recoveries, which are recorded as a contra expense, partially offset by higher construction expenses.

General and Administrative Expense

General and administrative expenses increased for the three month comparative period by $3 million driven by third party costs incurred in the execution of our partnership with GIG.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three Months Ended March 31, 2018 and 2017

Other Expense:

	Three Months Ended March 31,		Variance (Increase) Decrease
	2018	2017	Three Months
			(In millions)
Interest expense	$(38)	$(36)	$(2)
Gain (loss) on sale of assets	210	(4)	214
Total other income (expense)	$172	$(40)	$212

During the three months ended March 31, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China. During the three months ended March 31, 2017, we recorded a $4 million charge for indemnification claims related to the sale of our interests in China.

Income Tax Benefit:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
			(In millions, except percentages)
Income tax benefit	$9	$11	$(2)
Effective income tax rate	(5)%	17%	N/A

The difference between the effective tax rate for March 31, 2018 and 2017 is primarily attributable to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings and (iv) the discrete tax benefit attributable to a state audit settlement. For additional information see Item 1. Financial Statements — Note 9. Income Taxes.

Net income (loss) and Earnings (Loss) Per Share::

	Three Months Ended March 31,		Variance Increase (Decrease)
	2018	2017	Three Months
	(In millions, except per share amounts)
Net income (loss)	$201	$(52)	$253
Weighted average common shares outstanding:
Basic	130	129	1
Diluted	132	129	3
Earnings (Loss) Per Share:
Basic	$1.55	$(0.41)	$1.96
Diluted	$1.53	$(0.41)	$1.94

Cash dividend declared per share	$0.25	$0.25	$—

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EBITDA, which is a non-GAAP financial measure as defined by the SEC. This non-GAAP financial measure is described below, and is not intended as a substitute for and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of our business and those of possible acquisition and divestiture candidates, and highlight trends in the overall business.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2018 and 2017, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in millions)
Net income (loss)	$201	$(52)
Depreciation and amortization expense	54	52
Interest expense	38	36
Income tax benefit	(9)	(11)
(Gain) loss on sale of assets (a)	(210)	4
Property insurance recoveries, net	(7)	—
Capital type expenditures at client owned facilities (b)	12	14
Debt service billings in excess of revenue recognized	1	1
Business development and transaction costs	2	—
Severance and reorganization costs	2	—
Stock-based compensation expense	9	5
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	4	—
Other (c)	3	2
Adjusted EBITDA	$100	$51

(a)
During the three months ended March 31, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China.

(b)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015.

(c)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$3	$9
Capital type expenditures at service fee operated facilities (a)	12	14
Cash paid for interest, net of capitalized interest	33	26
Cash paid for taxes, net	—	(1)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	4	—
Adjustment for working capital and other	48	3
Adjusted EBITDA	$100	$51
(a) See Adjusted EBITDA - Note (b).

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

Supplementary Financial Information — Adjusted Earnings Per Share (“Adjusted EPS”) (Non-GAAP Discussion)

We use a number of different financial measures, both GAAP and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EPS, which is a non-GAAP financial measure as defined by the Securities and Exchange Commission (“SEC”). The non-GAAP financial measure of Adjusted EPS is not intended as a substitute or as an alternative to diluted earnings (loss) per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We use the non-GAAP financial measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

Adjusted EPS excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of diluted earnings per share in accordance with GAAP. The following items are not all-inclusive, but are examples of reconciling items in prior comparative and future periods. They would include, impairment charges, the effect of derivative instruments not designated as hedging instruments, significant gains or losses from the disposition or restructuring of businesses, gains and losses on assets held for sale or sold, transaction-related costs, income and loss on the extinguishment of debt and other significant items that would not be representative of our ongoing business.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three months ended March 31, 2018 and 2017, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Diluted Earnings (Loss) Per Share:	$1.53	$(0.41)
Reconciling items (a)	(1.62)	0.04
Adjusted EPS	$(0.09)	$(0.37)
(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended March 31,
Reconciling Items	2018	2017
(Gain) loss on sale of assets (a)	(210)	4
Property insurance recoveries, net	(7)	—
Severance and reorganization costs	2	—
Effect of foreign exchange gain on indebtedness	1	—
Other	(1)	—
Total reconciling items, pre-tax	(215)	4
Pro forma income tax impact (b)	2	—
Grantor trust activity	—	1
Total reconciling items, net of tax	$(213)	$5
Diluted per share impact	$(1.62)	$0.04
Weighted average diluted shares outstanding	132	129

(a)	For additional information, see Adjusted EBITDA above.

(b)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 13. Consolidated Debt.

In 2018, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets and ongoing dividends to shareholders, in which case we would utilize our Revolving Credit Facility on an interim basis. In February 2018, we applied the net proceeds from the sale of 50% of our Dublin EfW facility to repay borrowings under our Revolving Credit Facility. For a full discussion of the factors impacting our 2018 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our Annual Report on Form 10-K for the year ended December 31, 2017.

We expect to utilize a combination of cash flows from operations, borrowings under our Revolving Credit Facility, and other financing sources, as necessary, to fund growth investments in our business.

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 10. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2017.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.

Other Factors Affecting Liquidity

As of March 31, 2018, we held cash balances of $51 million, of which $42 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of March 31, 2018, we had restricted cash of $65 million, of which $13 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of March 31, 2018, we had unutilized capacity under our Revolving Credit Facility of $401 million and are in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the three months ended March 31, 2018, dividends declared to stockholders were $33 million, or $0.25 per share. Such amounts were paid on April 6, 2018. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of March 31, 2018, the amount remaining under our currently authorized share repurchase program was $66 million.

Our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2017. For additional information on other commitments, see Item 1. Financial Statements — Note 14. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2018 and 2017:

Net cash provided by operating activities for the three months ended March 31, 2018 was $3 million, a decrease of $6 million from the same prior year period. The decrease was primarily attributable to changes in working capital ($49 million) offset by improved operating performance as discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net cash provided by investing activities for the three months ended March 31, 2018 was $26 million, a net decrease of $103 million of cash used in investing activities from the prior year period. The net decrease in cash used was principally attributable to proceeds received from the sale of 50% of Dublin EfW and the sale of our remaining interest in our China investments. For additional information regarding our dispositions, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions.

Net cash used in financing activities for the three months ended March 31, 2018 was $110 million, as compared to net cash provided by financing activities of $421 million in the prior period. The increase in cash used was primarily attributable to a decreased net borrowings of $593 million as compared to the prior year offset by a decrease in net repayments of $59 million from the prior year.
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

We use the non-GAAP financial measures of Free Cash Flow and Free Cash Flow Before Working Capital as criteria of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, plus changes in operating restricted funds, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. Free Cash Flow Before Working Capital is defined as Free Cash Flow excluding changes in working capital. We use Free Cash Flow and Free Cash Flow Before Working Capital as measures of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available for acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our shareholders through dividends and/or stock repurchases.

For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA and Adjusted EPS (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow and Free Cash Flow Before Working Capital for the three months ended March 31, 2018 and 2017, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in millions)
Net cash provided by operating activities	$3	$9
Add: Changes in restricted funds - operating (a)	(10)	1
Less: Maintenance capital expenditures (b)	(45)	(27)
Free Cash Flow	$(52)	$(17)
Less: Changes in working capital	44	(5)
Free Cash Flow Before Working Capital	$(8)	$(22)

(a) Adjustment for the impact of the adoption of ASU 2016-18 effective January 1, 2018. As a result of adoption, the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted funds are eliminated in arriving at net cash, cash equivalents and restricted funds provided by operating activities.

(b)   Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2018	2017
Maintenance capital expenditures	$(45)	$(27)
Maintenance capital expenditures paid but incurred in prior periods	(7)	—
Capital expenditures associated with construction of Dublin EfW facility	(17)	(20)
Capital expenditures associated with organic growth initiatives	(8)	(11)
Capital expenditures associated with the New York City MTS contract	—	—
Capital expenditures associated with Essex County EfW emissions control system	—	(3)
Total capital expenditures associated with growth investments	(25)	(34)
Capital expenditures associated with property insurance events	(4)	(1)
Total purchases of property, plant and equipment	$(81)	$(62)

Recent Accounting Pronouncements

See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Except as discussed in Note 1. Organization and Basis of Accounting - Accounting Pronouncements Recently Adopted, management believes there have been no material changes during the three months ended March 31, 2018 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no material changes during the three months ended March 31, 2018 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2018. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, the Company withheld 249,471 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)    None.

(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
10.1*	Covanta Holding Corporation Form of Performance Share Award Agreement for Senior Officers
10.2*	Covanta Holding Corporation Form of Restricted Stock Unit Agreement for Senior Officers
10.3*	Covanta Holding Corporation Form of TSR Award Agreement for Senior Officers
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase

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
Date: April 27, 2018