Form 10-Q
period 2018-06-30
COVANTA HOLDING CORP
filed 2018-07-27
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 20, 2018
Common Stock, $0.10 par value	130,820,400

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance and actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2017 Annual Report on Form 10-K ("10K").

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$333	$310	$645	$596
Energy revenue	76	75	176	161
Recycled metals revenue	25	15	49	31
Other operating revenue	20	24	42	40
Total operating revenue	454	424	912	828
OPERATING EXPENSE:
Plant operating expense	334	319	679	651
Other operating expense, net	19	2	27	17
General and administrative expense	27	30	58	58
Depreciation and amortization expense	55	52	109	104
Impairment charges	37	1	37	1
Total operating expense	472	404	910	831
Operating (loss) income	(18)	20	2	(3)
OTHER INCOME (EXPENSE):
Interest expense	(36)	(35)	(74)	(71)
(Loss) gain on sale of assets	—	(2)	210	(6)
Loss on extinguishment of debt	—	(13)	—	(13)
Other (expense) income, net	(1)	—	(1)	—
Total (expense) income	(37)	(50)	135	(90)
(Loss) income before income tax benefit (expense)	(55)	(30)	137	(93)
Income tax benefit (expense)	22	(8)	31	3
Equity in net income from unconsolidated investments	2	1	2	1
Net (loss) income	$(31)	$(37)	$170	$(89)

Weighted Average Common Shares Outstanding:
Basic	130	130	130	129
Diluted	130	130	132	129

(Loss) Earnings Per Share:
Basic	$(0.24)	$(0.28)	$1.31	$(0.69)
Diluted	$(0.24)	$(0.28)	$1.29	$(0.69)

Cash Dividend Declared Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited, in millions)
Net (loss) income	$(31)	$(37)	$170	$(89)
Foreign currency translation, net of tax expense of $0, $0, $1, $0, respectively	(10)	9	2	12
Net unrealized gain on derivative instruments, net of tax (benefit) expense of ($2), $1, ($1), $1, respectively	(5)	3	27	3
Other comprehensive (loss) income	(15)	12	29	15
Comprehensive (loss) income	$(46)	$(25)	$199	$(74)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$39	$46
Restricted funds held in trust	37	43
Receivables (less allowances of $9 million and $14 million, respectively)	324	341
Prepaid expenses and other current assets	62	73
Assets held for sale	3	653
Total Current Assets	465	1,156
Property, plant and equipment, net	2,556	2,606
Restricted funds held in trust	24	28
Intangible assets, net	276	287
Goodwill	312	313
Other assets	211	51
Total Assets	$3,844	$4,441
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$10	$10
Current portion of project debt	24	23
Accounts payable	64	151
Accrued expenses and other current liabilities	290	313
Liabilities held for sale	—	540
Total Current Liabilities	388	1,037
Long-term debt	2,295	2,339
Project debt	137	151
Deferred income taxes	385	412
Other liabilities	68	75
Total Liabilities	3,273	4,014
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	833	822
Accumulated other comprehensive loss	(26)	(55)
Accumulated deficit	(249)	(353)
Treasury stock, at par	(1)	(1)
Total stockholders' equity	571	427
Total Liabilities and Equity	$3,844	$4,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2018	2017

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income (loss)	$170	$(89)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	109	104
Amortization of deferred debt financing costs	3	3
(Gain) loss on sale of assets	(210)	6
Impairment charges	37	1
Loss on extinguishment of debt	—	13
Stock-based compensation expense	14	11
Provision for doubtful accounts	—	3
Equity in net income from unconsolidated investments	(2)	(1)
Deferred income taxes	(28)	(6)
Dividends from unconsolidated investments	1	—
Other, net	(8)	(3)
Change in working capital, net of effects of acquisitions and dispositions	(21)	(20)
Changes in noncurrent assets and liabilities, net	(2)	5
Net cash provided by operating activities	63	27
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(130)	(152)
Acquisition of businesses, net of cash acquired	(4)	(16)
Proceeds from the sale of assets, net of restricted cash	112	—
Property insurance proceeds	7	5
Payment of indemnification claim from sale of asset	(7)	—
Other, net	(1)	(3)
Net cash used in investing activities	(23)	(166)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	30	400
Proceeds from borrowings on revolving credit facility	317	633
Proceeds from borrowing on Dublin project financing	—	60
Payments on long-term debt	(3)	(412)
Payment on revolving credit facility	(387)	(501)
Payments on equipment financing capital leases	(3)	(2)
Payments on project debt	(13)	(12)
Payment of deferred financing costs	—	(9)
Cash dividends paid to stockholders	(66)	(65)
Financing of insurance premiums, net	(13)	—
Other, net	2	3
Net cash (used in) provided by financing activities	(136)	95
Effect of exchange rate changes on cash and cash equivalents	2	3
Net decrease in cash, cash equivalents and restricted cash	(94)	(41)
Cash, cash equivalents and restricted cash at beginning of period	194	194
Cash, cash equivalents and restricted cash at end of period	$100	$153

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39	$48
Restricted funds held in trust- short term	37	50
Restricted funds held in trust- long term	24	55
Total cash, cash equivalents and restricted cash	$100	$153

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

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as Accounting Standards Codification (“ASC") 606. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 605, Revenue Recognition.

We recorded a net decrease of $1 million to beginning accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning accumulated deficit resulted from recognizing revenue evenly over the contract year

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

for certain of our service fee contracts that are based on a contract year that is different from our calendar year. Contract acquisition costs are not material. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018. As a result, comparisons of revenue and operating income between periods are not materially affected by the adoption of ASC 606. Refer to Note 6. Revenue for additional disclosures required by ASC 606.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance on January 1, 2018, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in a supplemental table to the condensed consolidated statements of cash flows. The changes to the beginning of period balance presented in our condensed consolidated statement of cash flows are as follows (in millions):

	December 31, 2017
	As adjusted	As previously reported
Cash and cash equivalents	$46	$46
Restricted funds classified as held for sale	77	—
Restricted funds held in trust- short term	43	—
Restricted funds held in trust- long term	28	—
Beginning of period balance presented in the statement of cash flows	$194	$46

The following table illustrates the effect of adoption of ASU 2016-18 on our condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30, 2017
	As adjusted	As previously reported
Cash provided by operating activities	$27	$26
Cash used in investing activities	$(166)	$(166)
Cash provided by financing activities	$95	$101

Restricted funds held in trust are primarily amounts received and held by third party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds include debt service reserves for payment of principal and interest on project debt. Our restricted funds also include escrowed debt proceeds, amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds.

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

Reclassifications

As discussed above under Accounting Pronouncements Recently Adopted, certain amounts have been reclassified in our prior period condensed consolidated statements of cash flows to conform to current year presentation. Certain other amounts have been reclassified in our prior period condensed consolidated balance sheet to conform to current year presentation. As a result, $251 million of intangible assets related to waste service and energy contracts, net are classified as Intangible assets, net on our condensed consolidated balance sheet as of December 31, 2017.

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
		First quarter of 2020, early adoption is permitted.	The impact of this guidance for us will depend on the outcomes of future goodwill impairment tests.
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
As part of our impact assessment, we have performed an initial scoping exercise and preliminarily determined our lease population. A framework for the lease identification process has been developed and we are currently evaluating the lease population to determine our transition adjustment. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. We plan to adopt the new guidance using a modified retrospective approach and expect that upon adoption, there will be a significant increase to our long-term assets and liabilities as a result of the minimum lease obligations, which were previously disclosed in our December 31, 2017 10K.

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

Environmental Services Acquisitions

During the six months ended June 30, 2018, we acquired one environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities and client service offerings, and allows us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore is synergistic with our existing business.

Green Investment Group Limited (“GIG”) Joint Venture

In December 2017, we entered into a strategic partnership with GIG, a subsidiary of Macquarie Group Limited, to develop EfW projects in the U.K. and Ireland. Our first investment with GIG, Covanta Europe Assets Limited, is structured as a 50/50 joint venture ("JV") between Covanta and GIG. As an initial step, we contributed 100% of our Dublin EfW project ("Dublin EfW") into the JV, and GIG acquired a 50% ownership in the JV for €136 million ($167 million). We retained a 50% equity interest in the JV and retained our role as operations and maintenance ("O&M") service provider to Dublin EfW. During the fourth quarter of 2017, we determined that the assets and liabilities associated with Dublin EfW met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations. As of December 31, 2017, the assets and liabilities associated with Dublin EfW were presented in our condensed consolidated balance sheets as current "Assets held for sale” and current "Liabilities held for sale.”.

In February 2018, GIG's investment in the JV closed and we received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our Revolving Credit Facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the six months ended June 30, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in "(Loss) gain on sale of assets" on our condensed consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest in the JV is accounted for under the equity method of accounting. As of June 30, 2018, our equity investment in the JV of $160 million is included in "Other assets" on our condensed consolidated balance sheet. The fair value of our investment in the JV was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment in the JV and the carrying amounts of the underlying net assets in the JV as they were fair valued contemporaneously as of the sale date. For further information, see Note 11. Equity Method Investments.

China Investment

On February 9, 2018 we sold our cost method investment in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and received proceeds of $13 million. For the six months ended June 30, 2018, we recorded a gain on the sale of $6 million, which is included in "(Loss) gain on sale of assets" on our condensed consolidated statement of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 4. EARNINGS PER SHARE (“EPS”) AND EQUITY

Earnings Per Share

We calculate basic EPS using net earnings for the period and the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the period. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards and restricted stock units whether or not currently exercisable. Diluted earnings per share does not include securities if their effect was anti-dilutive. Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	130	130	130	129
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	2	—
Diluted weighted average common shares outstanding	130	130	132	129
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	2	1	—	3

Equity

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income before reclassifications	12	—	3	15
Balance at June 30, 2017	$(29)	$2	$(20)	$(47)

Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	2	—	27	29
Net current period comprehensive income	2	—	27	29
Balance at June 30, 2018	$(22)	$2	$(6)	$(26)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Six Months Ended June 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Gain (loss) on sale of assets (1)
Interest rate swap	27	Gain (loss) on sale of assets (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) For additional information see, Note 3. Acquisitions and Dispositions - Green Investment Group Limited (“GIG”) Joint Venture and China Investment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have one reportable segment which comprises our entire operating business. Prior to the first quarter 2018, our reportable segment, North America, was comprised exclusively of waste and energy services located in North America. During the first quarter of 2018, we sold 50% of our Dublin EfW facility to Covanta Europe Assets Limited, our JV with GIG, which resulted in our loss of control, see Note 3. Acquisitions and Dispositions for further information. Subsequent to the sale, results from our equity method investment in the JV and our O&M contract to operate the Dublin EfW facility are now being reviewed by our Chief Operating Decision Maker on a consolidated basis with our North America results. Therefore, we now include the results of our international operations, which consist primarily of our interests in Dublin, in our one reportable segment. This new structure is consistent with how we establish our overall business strategy and assesses performance of our business. The results of our reportable segment are consistent with our consolidated results as presented on our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

NOTE 6. REVENUE

Revenue Recognition

Our EfW projects generate revenue from three primary sources: 1) fees charged for operating facilities or for receiving waste for disposal (waste and service revenue); 2) the sale of electricity and/or steam (energy revenue); and 3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the EfW process (recycled metals revenue). We may also generate other operating revenue from the construction, expansion or upgrade of a facility, when a public-sector client owns the facility. Our customers for waste services or facility operations are principally public-sector entities, though we also market disposal capacity at certain facilities to commercial customers.

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

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented on our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. See Note 5. Financial Information by Business Segments for a discussion of our reportable segment.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.

2.
Revenue is recognized from the satisfaction of the performance obligations in the amount billable to our customer that corresponds directly with the value to the customer of our performance completed to date (i.e. “right-to-invoice” practical expedient).

3.
The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service or a series of distinct services that are substantially the same and that have the same pattern of transfer to our customer (i.e. “series practical expedient”).

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of June 30, 2018 (dollars in millions):

Total
Total Remaining performance obligation	$5,315
Percentage expected to be recognized:
Remainder of 2018	6%
2019	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as deferred revenue and present in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet (in millions):

	June 30, 2018	December 31, 2017
Unbilled receivables	$15	$13
Deferred revenue	$16	$14

For the six months ended June 30, 2018, revenue recognized that was included in deferred revenue on our condensed consolidated balance sheet at the beginning of the period totaled $4 million.

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

NOTE 7. STOCK-BASED AWARD PLANS

During the six months ended June 30, 2018, we awarded certain employees grants of 1,195,418 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2019, 2020, and 2021.

During the six months ended June 30, 2018, we awarded certain employees 385,464 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers with vesting determined by our relative TSR percentile rank versus the companies in our peer group.

On May 3, 2018, we awarded 13,158 shares of restricted stock and 75,659 RSUs for annual director compensation. During the six months ended June 30, 2018, we awarded 15,981 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock awards and RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the six months ended June 30, 2018, we withheld 249,471 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share based compensation expense	$5	$6	$14	$11

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2018
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$4	1.2
Restricted stock units	$18	1.9

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

Pass through costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pass through costs	$12	$13	$26	$23

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

The cost of repair or replacement of assets and business interruption losses is insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Insurance gains for property and clean-up costs, net of impairment charges	$—	$2	$7	$3
Insurance gains for business interruption costs, net of costs incurred	$1	$17	$8	$18

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Impairment Charges

During the three months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is, more likely than not, that the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired at June 30, 2018. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

NOTE 9. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted and instituted fundamental changes to the taxation of multinational corporations. As a result, we recorded a provisional tax charge at December 31, 2017 of $21 million related to the mandatory transition tax and a provisional tax benefit of $204 million related to the re-measurement of deferred tax assets and liabilities as of December 31, 2017. We recorded a provisional amount because the calculation of the total post-1986 earnings and profits ("E&P") for our foreign subsidiaries is not completed, and the amount of foreign E&P held in cash and other specified assets to which the transition tax applies, is not finalized. In accordance with current SEC guidance, we will report the final impact amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Act.

As of June 30, 2018, we have not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and no impact to the effective tax rate for the period.

Given the complexity of the global intangible low-taxed income ("GILTI") provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. Our accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact.  While we have included an estimate of GILTI in our estimated effective tax rate for 2018, we have not completed our analysis and have not determined which method to elect.  Adjustments related to the amount of GILTI tax recorded in our condensed consolidated financial statements may be required based on the outcome of this election.

We record our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. The effective tax rate ("ETR") was (23)% and 4% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the ETR is primarily due to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings and (iv) the discrete tax benefit attributable to a state audit settlement.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of June 30, 2018. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2018 and December 31, 2017 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2018	December 31, 2017
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Total assets:		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$6	$5
Derivative liability — interest rate swaps included in liabilities held for sale	2	—	7
Total liabilities:		$6	$12

(1)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in "Accrued expenses and other current liabilities" and the long-term balance is included in "Other liabilities" in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2018		As of December 31, 2017
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,305	$2,299	$2,349	$2,371
Project debt	$161	$165	$174	$179
Project debt included in liabilities held for sale	$—	$—	$510	$510

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified, and the asset's fair value is determined to be less than its carrying value.

NOTE 11. EQUITY METHOD INVESTMENTS

We hold a 50% equity interest in Covanta Europe Assets Limited, our JV with GIG, see Note 3. Acquisitions and Dispositions. The equity in net income from unconsolidated investments from the JV since the closing date was $2 million for both the three and six months ended June 30, 2018.

We serve as the O&M service provider for the JV, a related party, under market competitive terms. For the period from February 12, 2018 through June 30, 2018 we recognized $12 million in revenues related to this agreement and have a receivable of $10 million as of June 30, 2018.

NOTE 12. DERIVATIVE INSTRUMENTS

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We have entered into contractual arrangements that will mitigate our exposure to short-term volatility through a variety of hedging techniques and will continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce and will not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of June 30, 2018 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2018	1.4
2019	1.9
Total	3.3

As of June 30, 2018, the net fair value of the energy derivatives was $6 million. The effective portion of the change in fair value was recorded as a component of AOCI. As of June 30, 2018, the amount of hedge ineffectiveness was not material.

During the six months ended June 30, 2018, cash provided by and used in energy derivative settlements of $8 million and $15 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the six months ended June 30, 2017, cash provided by and used in energy derivative settlements of $12 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps

In order to hedge the risk of adverse variable interest rate fluctuations associated with the senior secured term loan previously held by Dublin EfW, we entered into floating to fixed rate swap agreements with various financial institutions to hedge the variable interest rate fluctuations associated with the floating rate portion of the loan, expiring in 2032. The interest rate swap was designated as a cash flow hedge which was recorded at fair value with changes in fair value recorded as a component of AOCI. The unrealized loss was included within "(Loss) gain on sale of assets" upon deconsolidation.

As of December 31, 2017, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded within "Liabilities held for sale" in our consolidated balance sheet and was subsequently sold as part of the transaction with GIG. See Note 3. Acquisitions and Dispositions.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. CONSOLIDATED DEBT

Consolidated debt is as follows (in millions)

	June 30, 2018	December 31, 2017
LONG-TERM DEBT:
Revolving credit facility (4.28% - 4.53%)	$375	$445
Term loan, net (3.82%)	189	191
Credit Facilities subtotal	564	636
Senior Notes, net of deferred financing costs	1,185	1,185
Tax-Exempt Bonds, net of deferred financing costs	489	459
Equipment financing capital leases	67	69
Total long-term debt	2,305	2,349
Less: Current portion	(10)	(10)
Noncurrent long-term debt	$2,295	$2,339
PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium	$161	$174
Less: Current portion	(24)	(23)
Noncurrent project debt	$137	$151
TOTAL CONSOLIDATED DEBT	$2,466	$2,523
Less: Current debt	(34)	(33)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,432	$2,490

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

Revolving Credit Facility

As of June 30, 2018, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring (1)	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$1,000	2020	$375	$183	$442
(1) The Revolving Credit Facility consists of two tranches; Tranche A ($950 million), which expires in 2020, and Tranche B ($50 million), which expires in March 2019.

Credit Agreement Covenants

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We are in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2018.

Virginia Tax-Exempt Bonds

In June 2018, we entered into a loan agreement with the Virginia Small Business Financing Authority under which they agreed to issue up to $50 million in aggregate principal amount of tax-exempt Solid Waste Disposal Bonds and loan the proceeds to us for the purpose of funding certain capital expenditures at our facilities in Virginia and to pay related costs of issuance (the “Virginia Bonds”).  An initial $30 million in principal amount of Virginia Bonds were issued (the “Series 2018 Virginia Bonds”) with $20 million reserved for potential future issuance at our option. The Series 2018 Virginia Bonds bear interest at a fixed rate of 5.00%, payable semi-annually on January 1 and July 1, of each year, beginning January 1, 2019. The Series 2018 Virginia Bonds have a legal maturity of January 1, 2048 and are subject to a mandatory tender for purchase on July 1, 2038.  The Virginia Bonds are senior unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of June 30, 2018 and December 31, 2017, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets were $11 million and $18 million, respectively.

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

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”), that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. In March 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. In June 2018, PRP Occidental Chemical Corporation (“OCC”) filed a federal Superfund lawsuit against 120 PRPs including Essex with respect to past and future response costs expended by OCC with respect to the LPRSA. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

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

Other Commitments

Other commitments as of June 30, 2018 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$183
Letters of credit - other	68
Surety bonds	198
Total other commitments — net	$449

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

NOTE 15. SUBSEQUENT EVENT

Sale of Hydro Facility Investment

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million. We expect to record a gain on this transaction in the third quarter of 2018. As of June 30, 2018, our equity interest in this facility was classified within "Prepaid expenses and other current assets" on our condensed consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and six months ended June 30, 2018. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of June 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2018	June 30, 2017
Consumer Price Index (1)	2.9%	1.6%
PJM Pricing (Electricity) (2)	$28.34	$27.73
NE ISO Pricing (Electricity) (3)	$31.95	$27.34
Henry Hub Pricing (Natural Gas) (4)	$2.86	$3.08
#1 HMS Pricing (Ferrous Metals) (5)	$345	$263
Scrap Metals - Old Sheet & Old Cast (6)	$0.64	$0.63

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2018 and Q2 2017. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2018 and Q2 2017. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q2 2018 and Q2 2017. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q2 2018 and Q2 2017. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q2 2018 and Q2 2017. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

Seasonal - Our quarterly Operating (loss) income within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.

Our Operating (loss) income may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

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

Quarter Updates

Capital Allocation

Our key capital allocation activities through the six months ended June 30, 2018, included the following:

•	$67 million declared in dividends to stockholders; and

•
$11 million for growth investments, including $4 million to acquire an environmental service business, and $7 million for various organic growth investments, which include metals recovery projects and investments related to our profiled waste and environmental services businesses.

New Business Development and Asset Management

During the six months ended June 30, 2018, we acquired an environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities, including client service offerings and geographic reach.

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million.

Contract Extensions

We have extended our power purchase agreements with Marion for an additional 15 years beginning in late 2019 and with Fairfax for an additional year.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018 vs 2017

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$333	$310	$23
Energy revenue	76	75	1
Recycled metals revenue	25	15	10
Other operating revenue	20	24	(4)
Total operating revenue	454	424	30
OPERATING EXPENSE:
Plant operating expense	334	319	15
Other operating expense, net	19	2	17
General and administrative expense	27	30	(3)
Depreciation and amortization expense	55	52	3
Impairment charges	37	1	36
Total operating expense	472	404	68
Operating (loss) income	$(18)	$20	$(38)

	Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018 vs 2017

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$645	$596	$49
Energy revenue	176	161	15
Recycled metals revenue	49	31	18
Other operating revenue	42	40	2
Total operating revenue	912	828	84
OPERATING EXPENSE:
Plant operating expense	679	651	28
Other operating expense, net	27	17	10
General and administrative expense	58	58	—
Depreciation and amortization expense	109	104	5
Impairment charges	37	1	36
Total operating expense	910	831	79
Operating income (loss)	$2	$(3)	$5

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months
EfW tip fees	$156	$143	$310	$274	$13	$36
EfW service fees	100	97	199	195	3	4
Environmental services	37	32	69	61	5	8
Municipal services	54	52	99	96	2	3
Other revenue	12	10	20	18	2	2
Intercompany	(27)	(25)	(53)	(48)	(2)	(5)
Total waste and service revenue	$333	$310	$645	$596	$23	$49
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months
Tip fee - contracted	2.3	2.0	4.4	3.9	0.3	0.5
Tip fee - uncontracted	0.4	0.5	1.1	1.1	(0.1)	—
Service fee	2.3	2.3	4.4	4.4	—	—
Total tons	5.1	4.8	9.9	9.4	0.3	0.5
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $23 million, primarily driven by $17 million of organic growth and the start-up of the Dublin EfW facility in the fourth quarter of 2017, partially offset by service contract transitions. Within organic growth, EfW tip fee revenue increased by $8 million due to increased volume processed, primarily from a full quarter of operations at the Fairfax County EfW facility, which was down during the comparative period in 2017, higher average revenue per ton, and growth in environmental services revenue.

For the six month comparative period, waste and service revenue increased by $49 million, primarily driven by $28 million of organic growth and the start-up of the Dublin EfW facility in the fourth quarter of 2017, partially offset by service contract transitions. Within organic growth, EfW tip fee revenue increased by $15 million due to increased volume processed, primarily from a full period of operations at the Fairfax County EfW facility, which was down for a majority of the comparative period in 2017, higher average revenue per ton, and growth in environmental services revenue.

Energy Revenue

In millions: (1)	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months
Energy Sales	$64	$64	$151	$141	$—	$10
Capacity	13	11	25	20	2	5
Total energy revenue	$76	$75	$176	$161	$1	$15
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended June 30,						Variance Increase (Decrease)
	2018			2017			2018 vs 2017
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$9	0.3	18%	$5	0.2	12%	$4	0.1
Contracted	46	0.5	32%	51	0.6	41%	(5)	(0.1)
Hedged	21	0.8	50%	19	0.7	47%	2	0.1
Total EfW	$76	1.6	100%	$75	1.4	100%	$1	0.2

Total EfW (in millions):	Six Months Ended June 30,						Variance Increase (Decrease)
	2018			2017			2018 vs 2017
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$24	0.6	20%	$10	0.4	14%	$14	0.2
Contracted	94	1.0	32%	102	1.2	41%	(8)	(0.2)
Hedged	58	1.6	48%	49	1.3	45%	9	0.3
Total EfW	$176	3.2	100%	$161	2.9	100%	$15	0.3
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue increased by $1 million, with a $9 million increase from higher production at EfW facilities largely offset by lower market prices and the expiration of a long-term energy contract.

For the six month comparative period, energy revenue increased by $15 million, driven by a $14 million increase from higher production at EfW facilities and a $5 million increase from the start-up of the Dublin facility in the fourth quarter of 2017, offset by lower market prices and the expiration of long-term energy contracts.

Recycled Metals Revenue

	Three Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$15	$10	107	98	81	68
Non-Ferrous Metal	10	4	12	9	7	5
Total	$25	$15
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

	Six Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$30	$21	208	193	158	128
Non-Ferrous Metal	19	10	23	18	15	14
Total	$49	$31
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.

For the three month comparative period, recycled metals revenue increased by $10 million, driven by higher volumes of ferrous and non-ferrous metals recovered and higher prices for the material.

For the six month comparative period, recycled metals revenue increased by $18 million, driven by higher volumes of ferrous and non-ferrous metals recovered and higher prices for the material.

Other Operating Revenue

Other operating revenue decreased by $4 million for the three month comparative period, primarily due to contractual energy sales in 2017 at facilities that did not produce power in 2018 and lower construction revenue.

Other operating revenue increased by $2 million for the six month comparative period, primarily due to increased construction revenue, partially offset by contractual energy sales in 2017 related to facilities that did not produce power in 2018.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months
Plant maintenance (1)	$79	$79	$169	$177	$—	$(8)
All other	255	240	510	475	15	35
Plant operating expense	$334	$319	$679	$651	$15	$28
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expenses increased by $15 million for the three month comparable period, primarily due to costs related to growth in our Covanta Environmental Solutions business and our metals processing operations, and the start-up of the Dublin EfW facility in the fourth quarter of 2017.

Plant operating expenses increased by $28 million for the six month comparable period, primarily due to costs related to growth in our Covanta Environmental Solutions business and our metals processing operations, and the start-up of the Dublin EfW facility in the fourth quarter of 2017, partially offset by lower plant maintenance expense year-over-year.

Other Operating Expense

Other operating expenses increased by $17 million for the three month comparable period, primarily due to decreased insurance recoveries, which are recorded as a contra expense.

Other operating expenses increased by $10 million for the six month comparable period, primarily due to decreased insurance recoveries, which are recorded as a contra expense, and increased construction expenses.

General and Administrative Expense

General and administrative expenses decreased for the three month comparative period by $3 million driven by lower outside consulting costs for accounting services.

General and administrative expenses remained flat for the six month comparable period.

Impairment Charges

During the three months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is, more likely than not, that the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired at June 30, 2018. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Six Months Ended June 30, 2018 and 2017

Other Income (Expense):

	Three Months Ended June 30,		Six Months Ended June 30,		Variance (Increase) Decrease
	2018	2017	2018	2017	Three Months	Six Months

	(In millions)
Interest expense	$(36)	$(35)	$(74)	$(71)	$(1)	$(3)
(Loss) gain on sale of assets	—	(2)	210	(6)	2	216
Loss on extinguishment of debt	—	(13)	—	(13)	13	13
Other (expense) income, net	(1)	—	(1)	—	(1)	(1)
Total (expense) income	$(37)	$(50)	$135	$(90)	$13	$225

During the six months ended June 30, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China. During the three and six months ended June 30, 2017, we recorded a $2 million and $6 million charge for indemnification claims related to the sale of our interests in China.

The loss on extinguishment of debt is attributable to the redemption of our 7.25% Senior Notes due 2020 on April 3, 2017. As a result of the redemption, during the three months ended June 30, 2017, we recorded a prepayment charge of approximately $9 million and a write-off of the remaining deferred financing costs of approximately $4 million.

Income Tax Benefit:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months

	(In millions, except percentages)
Income tax benefit (expense)	$22	$(8)	$31	$3	$30	$28
Effective income tax rate	41%	24%	(23)%	4%	N/A	N/A

The difference between the effective tax rate for the six months June 30, 2018 and 2017 is primarily attributable to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings and (iv) the discrete tax benefit attributable to a state audit settlement. For additional information see Item 1. Financial Statements — Note 9. Income Taxes.

Net (loss) income and (Loss) Earnings Per Share:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Six Months

	(In millions, except per share amounts)
Net (loss) income	$(31)	$(37)	$170	$(89)	$6	$259
Weighted average common shares outstanding:
Basic	130	130	130	129	—	1
Diluted	130	130	132	129	—	3
(Loss) Earnings Per Share:
Basic	$(0.24)	$(0.28)	$1.31	$(0.69)	$0.04	$2.00
Diluted	$(0.24)	$(0.28)	$1.29	$(0.69)	$0.04	$1.98

Cash dividend declared per share	$0.25	$0.25	$0.50	$0.50	$—	$—

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

We use Adjusted EBITDA to provide additional ways of viewing aspects of operations that, when viewed with the GAAP results provide a more complete understanding of our core business. As we define it, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income including the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, adjustments to reflect the Adjusted EBITDA from our unconsolidated investments, adjustments to exclude significant unusual or non-recurring items that are not directly related to our operating performance, plus adjustments to capital type expenses for our service fee facilities in line with our credit agreements. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends. Going forward, as larger parts of our business will be conducted through unconsolidated entities that we do not control, we will begin to adjust for our proportionate share of the entities depreciation and amortization, interest expense and taxes in order to improve comparability to the Adjusted EBITDA of our wholly owned entities.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)
Net (loss) income	$(31)	$(37)	$170	$(89)
Depreciation and amortization expense	55	52	109	104
Interest expense	36	35	74	71
Income tax (benefit) expense	(22)	8	(31)	(3)
Impairment charges (a)	37	1	37	1
Loss (gain) on sale of assets (b)	—	2	(210)	6
Loss on extinguishment of debt	—	13	—	13
Property insurance recoveries, net	—	(3)	(7)	(3)
Capital type expenditures at client owned facilities (c)	11	12	23	26
Debt service billings in excess of revenue recognized	—	1	1	2
Business development and transaction costs	1	1	3	1
Severance and reorganization costs	2	1	4	1
Stock-based compensation expense	5	6	14	11
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	7	—	11	—
Other (d)	2	1	5	3
Adjusted EBITDA	$103	$93	$203	$144

(a)
During the six months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities and recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

(b)
During the six months ended June 30, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin project to our joint venture with GIG and a $6 million gain on the sale of our remaining interests in China.

During the three and six months ended June 30, 2017, we recorded a $2 million and $6 million charge, respectively, for indemnification claims related to the sale of our interests in China, which was completed in 2016.

(c)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of capital equipment related expenditures at our service fee operated facilities were historically capitalized prior to adoption of this accounting standard effective January 1, 2015 and our capitalized at facilities that we own.

(d)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$60	$18	$63	$27
Capital type expenditures at service fee operated facilities (a)	11	12	23	26
Cash paid for interest, net of capitalized interest	40	41	73	67
Cash paid for taxes, net	2	2	2	1
Equity in net income from unconsolidated investments	2	1	2	1
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	7	—	11	—
Dividends from unconsolidated investments	(1)	—	(1)	—
Adjustment for working capital and other	(18)	19	30	22
Adjusted EBITDA	$103	$93	$203	$144

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and six months ended June 30, 2018 and 2017, reconciled for each such period to diluted earnings (loss) per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted (Loss) Earnings Per Share:	$(0.24)	$(0.28)	$1.29	$(0.69)
Reconciling items (a)	0.23	0.06	(1.39)	0.10
Adjusted EPS	$(0.01)	$(0.22)	$(0.10)	$(0.59)
(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciling Items	2018	2017	2018	2017
Impairment charges (a)	$37	$1	$37	$1
Loss (gain) on sale of assets ⁽ᵃ⁾	—	2	(210)	6
Property insurance recoveries, net	—	(3)	(7)	(3)
Severance and reorganization costs	2	1	4	1
Loss on extinguishment of debt	—	13	—	13
Effect of foreign exchange gain on indebtedness	—	(1)	1	(1)
Other	—	—	(1)	—
Total reconciling items, pre-tax	39	13	(176)	17
Pro forma income tax impact (b)	(10)	(5)	(8)	(5)
Grantor trust activity	—	—	—	1
Total reconciling items, net of tax	$29	$8	$(184)	$13
Diluted per share impact	$0.23	$0.06	$(1.39)	$0.10
Weighted average diluted shares outstanding	130	130	132	129

(a)	For additional information, see Adjusted EBITDA above.

(b)	We calculate the federal and state tax impact of each item using the statutory federal tax rate of 21% for 2018 and 35% for 2017 and applicable state rates.

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

In February 2018, we applied the net proceeds from the sale of 50% of our Dublin EfW facility to repay borrowings under our Revolving Credit Facility. In June 2018, we issued 5.00% tax-exempt corporate bonds totaling $30 million. Proceeds from the offerings will be used to finance certain capital expenditures at our Virginia facilities. For additional information see Item 1. Financial Statements - Note 13. Consolidated Debt - Virginia Tax-Exempt Bonds.

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

Other Factors Affecting Liquidity

As of June 30, 2018, we held cash balances of $39 million, of which $30 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of June 30, 2018, we had restricted cash of $61 million, of which $13 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of June 30, 2018, we had unutilized capacity under our Revolving Credit Facility of $442 million and are in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the three months ended June 30, 2018, dividends declared to stockholders were $33 million or $0.25 per share. Such amounts were paid on July 6, 2018. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2018, the amount remaining under our currently authorized share repurchase program was $66 million.

Except for the tax-exempt bond issuance discussed in Item 1. Financial Statements — Note 13. Consolidated Debt, our projected contractual obligations are consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2017. For additional information on other commitments, see Item 1. Financial Statements — Note 14. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2018 and 2017:

Net cash provided by operating activities for the six months ended June 30, 2018 was $63 million, an increase of $36 million from the same prior year period. The increase was primarily attributable to improved operating performance as discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net cash used in investing activities for the six months ended June 30, 2018 was $23 million, a net decrease of $143 million of cash used in investing activities from the prior year period. The net decrease in cash used was principally attributable to proceeds received from the sale of 50% of our Dublin EfW facility and the sale of our remaining interest in our China investments and decreased purchases of property plant and equipment. For additional information regarding our dispositions, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions.

Net cash used in financing activities for the six months ended June 30, 2018 was $136 million, as compared to net cash provided by financing activities of $95 million in the prior period. The increase in cash used was primarily attributable to decreased net borrowings on our credit facility of $202 million and decreased borrowings related to the construction of the Dublin EfW facility of $60 million as compared to the prior year, offset by an increase in net borrowing in long term debt of $39 million, primarily related to the proceeds from the Virginia Tax Exempt Bonds. For additional information regarding our Tax Exempt Bonds, see Item 1. Financial Statements - Note 13. Consolidated Debt.
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow and Free Cash Flow Before Working Capital for the three and six months ended June 30, 2018 and 2017, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)
Net cash provided by operating activities	$60	$18	$63	$27
Add: Changes in restricted funds - operating (a)	(1)	(2)	(11)	(1)
Less: Maintenance capital expenditures (b)	(33)	(37)	(78)	(64)
Free Cash Flow	$26	$(21)	$(26)	$(38)
Less: Changes in working capital	(23)	25	21	20
Free Cash Flow Before Working Capital	$3	$4	$(5)	$(18)

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

(b)   Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Maintenance capital expenditures	$(33)	$(37)	$(78)	$(64)
Maintenance capital expenditures paid but incurred in prior periods	(5)	—	(12)	—
Capital expenditures associated with construction of Dublin EfW facility	(4)	(36)	(21)	(56)
Capital expenditures associated with organic growth initiatives	(7)	(9)	(15)	(23)
Total capital expenditures associated with growth investments	(11)	(45)	(36)	(79)
Capital expenditures associated with property insurance events	—	(8)	(4)	(9)
Total purchases of property, plant and equipment	$(49)	$(90)	$(130)	$(152)

Recent Accounting Pronouncements

See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Except as discussed in Note 1. Organization and Basis of Accounting - Accounting Pronouncements Recently Adopted, management believes there have been no material changes during the six months ended June 30, 2018 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no material changes during the six months ended June 30, 2018 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2018. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the six months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Date: July 27, 2018