Form 10-Q
period 2018-09-30
COVANTA HOLDING CORP
filed 2018-10-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 19, 2018
Common Stock, $0.10 par value	131,054,701

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$332	$306	$977	$902
Energy revenue	81	80	257	241
Recycled metals revenue	23	23	72	54
Other operating revenue	20	20	62	60
Total operating revenue	456	429	1,368	1,257
OPERATING EXPENSE:
Plant operating expense	308	301	987	952
Other operating expense, net	17	7	44	24
General and administrative expense	27	24	85	82
Depreciation and amortization expense	53	51	162	155
Impairment charges	49	—	86	1
Total operating expense	454	383	1,364	1,214
Operating income	2	46	4	43
OTHER INCOME (EXPENSE):
Interest expense	(37)	(35)	(111)	(106)
Gain (loss) on sale of assets	7	—	217	(6)
Loss on extinguishment of debt	(3)	—	(3)	(13)
Other income (expense), net	—	2	(1)	2
Total (expense) income	(33)	(33)	102	(123)
(Loss) income before income tax benefit and equity in net income from unconsolidated investments	(31)	13	106	(80)
Income tax benefit	3	2	34	5
Equity in net income from unconsolidated investments	1	—	3	1
Net (loss) income	$(27)	$15	$143	$(74)

Weighted Average Common Shares Outstanding:
Basic	130	130	130	129
Diluted	130	131	132	129

(Loss) Earnings Per Share:
Basic	$(0.21)	$0.11	$1.10	$(0.58)
Diluted	$(0.21)	$0.11	$1.09	$(0.58)

Cash Dividend Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited, in millions)
Net (loss) income	$(27)	$15	$143	$(74)
Foreign currency translation, net of tax expense of $0, $0, $1, $0, respectively	(2)	4	—	16
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of ($1), $0, ($2), $1, respectively	(7)	(1)	20	2
Other comprehensive (loss) income	(9)	3	20	18
Comprehensive (loss) income	$(36)	$18	$163	$(56)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$51	$46
Restricted funds held in trust	39	43
Receivables (less allowances of $9 and $14, respectively)	316	341
Prepaid expenses and other current assets	61	73
Assets held for sale	2	653
Total Current Assets	469	1,156
Property, plant and equipment, net	2,513	2,606
Restricted funds held in trust	8	28
Intangible assets, net	286	287
Goodwill	321	313
Other assets	213	51
Total Assets	$3,810	$4,441
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$15	$10
Current portion of project debt	18	23
Accounts payable	54	151
Accrued expenses and other current liabilities	303	313
Liabilities held for sale	—	540
Total Current Liabilities	390	1,037
Long-term debt	2,327	2,339
Project debt	134	151
Deferred income taxes	378	412
Other liabilities	76	75
Total Liabilities	3,305	4,014
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	837	822
Accumulated other comprehensive loss	(35)	(55)
Accumulated deficit	(310)	(353)
Treasury stock, at par	(1)	(1)
Total stockholders' equity	505	427
Total Liabilities and Equity	$3,810	$4,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2018	2017

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income (loss)	$143	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	162	155
Amortization of deferred debt financing costs	4	5
(Gain) loss on sale of assets	(217)	6
Impairment charges	86	1
Loss on extinguishment of debt	3	13
Stock-based compensation expense	18	16
Provision for doubtful accounts	1	5
Equity in net (income) from unconsolidated investments	(3)	(1)
Deferred income taxes	(32)	(7)
Dividends from unconsolidated investments	1	1
Other, net	(6)	(6)
Change in working capital, net of effects of acquisitions and dispositions	(14)	(30)
Changes in noncurrent assets and liabilities, net	1	12
Net cash provided by operating activities	147	96
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(158)	(218)
Acquisition of businesses, net of cash acquired	(50)	(16)
Proceeds from the sale of assets, net of restricted cash	125	—
Property insurance proceeds	7	5
Payment of indemnification claim from sale of asset	(7)	—
Other, net	(4)	(6)
Net cash used in investing activities	(87)	(235)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	765	400
Proceeds from borrowings on revolving credit facility	474	806
Proceeds from borrowing on Dublin project financing	—	71
Payments on long-term debt	(528)	(413)
Payment on revolving credit facility	(713)	(676)
Payments on equipment financing capital leases	(4)	(4)
Payments on project debt	(21)	(20)
Payment of deferred financing costs	(9)	(9)
Cash dividends paid to stockholders	(98)	(98)
Financing of insurance premiums, net	(20)	—
Other, net	(4)	9
Net cash (used in) provided by financing activities	(158)	66
Effect of exchange rate changes on cash and cash equivalents	2	4
Net decrease in cash, cash equivalents and restricted cash	(96)	(69)
Cash, cash equivalents and restricted cash at beginning of period	194	194
Cash, cash equivalents and restricted cash at end of period	$98	$125

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$51	$37
Restricted funds held in trust- short term	39	56
Restricted funds held in trust- long term	8	32
Total cash, cash equivalents and restricted cash	$98	$125

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the EfW process. We process approximately 22 million tons of solid waste annually. We operate and/or have ownership positions in 44 energy-from-waste facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

We recorded a net decrease of $1 million to beginning accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning accumulated deficit resulted from recognizing revenue evenly over the contract year for certain of our service fee contracts that are based on a contract year that is different from our calendar year. Contract acquisition

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

costs are not material. For the three and nine months ended September 30, 2018, waste and service revenue increased $1 million, as a result of the adoption of ASC 606. Therefore, comparisons of revenue and operating income between periods are not materially affected by the adoption of ASC 606. Refer to Note 6. Revenue for additional disclosures required by ASC 606.

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

	December 31, 2017
	As adjusted	As previously reported
Cash and cash equivalents	$46	$46
Restricted funds classified as held for sale	77	—
Restricted funds held in trust- short term	43	—
Restricted funds held in trust- long term	28	—
Beginning of period balance presented in the statement of cash flows	$194	$46

The following table illustrates the effect of adoption of ASU 2016-18 on our condensed consolidated statements of cash flows (in millions):

	Nine Months Ended September 30, 2017
	As adjusted	As previously reported
Cash provided by operating activities	$96	$114
Cash used in investing activities	$(235)	$(235)
Cash provided by financing activities	$66	$70

Restricted funds held in trust are primarily amounts received and held by third party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds include debt service reserves for payment of principal and interest on project debt, escrowed debt proceeds, amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, United States government agency securities, and high-quality municipal bonds.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Reclassifications
As discussed above under Accounting Pronouncements Recently Adopted, certain amounts have been reclassified in our prior period condensed consolidated statements of cash flows to conform to current year presentation. Certain other amounts have been reclassified in our prior period condensed consolidated balance sheet to conform to current year presentation. As a result, $251 million of intangible assets related to waste service and energy contracts, net, previously shown separately, are now classified within Intangible assets, net on our condensed consolidated balance sheet as of December 31, 2017.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The following table summarizes recent ASU's issued by the FASB that could have a material impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The update also eliminates the requirement to disclose policy for timing of transfers between levels of the fair value hierarchy. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 measurements.
		First quarter of 2020, early adoption is permitted.	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Update 2018-11—Leases (Topic 842): Targeted Improvements
The amendments in this Update expands the scope of Topic 842 to provide entities with an additional and optional transition method in adopting the new leases standard and providing lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to Topic 842 expedients for lessees.
		First quarter of 2019, early adoption is permitted.	We are assessing the impact of this practical expedient.
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
As part of our impact assessment, we performed a scoping exercise and determined our lease population. A framework for the lease identification process has been developed and we are currently evaluating the lease population to determine our transition adjustment. Additionally, we are in the process of assessing any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. We plan to adopt the new guidance using a modified retrospective approach and upon adoption, there will be an increase to our long-term assets and liabilities as a result of the minimum lease obligations, which were previously disclosed in our December 31, 2017 10K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 3. ACQUISITIONS AND DISPOSITIONS
The acquisitions discussed below are not material to our condensed consolidated financial statements, therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.

Environmental Services Acquisition

During the nine months ended September 30, 2018, we acquired one environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities and client service offerings, and allows us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore is synergistic with our existing business.

Palm Beach Contracts

In September 2018, we acquired the Palm Beach Resource Recovery Corporation ("PBRRC") for $46 million. PBRRC holds long-term contracts for the operation and maintenance of two EfW facilities located in Palm Beach County, Florida. The purchase consideration and allocation are still considered preliminary pending management's final assessment of fair values.

Sale of Hydro Facility Investment

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million. During the three months ended September 30, 2018, we recorded a gain of $7 million related to this transaction which is included in "Gain (loss) on sale of assets" on our condensed consolidated statement of operations.

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

In February 2018, GIG's investment in the JV closed and we received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our Revolving Credit Facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the nine months ended September 30, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in "Gain (loss) on sale of assets" on our condensed consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest in the JV is accounted for under the equity method of accounting. As of September 30, 2018, our equity investment in the JV of $161 million is included in "Other assets" on our condensed consolidated balance sheet. The fair value of our investment in the JV was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment in the JV and the carrying amounts of the underlying net assets in the JV as they were fair valued contemporaneously as of the sale date. For further information, see Note 11. Equity Method Investments.

China Investment

On February 9, 2018, we sold our cost method investment in Chongqing Sanfeng Covanta Environmental Industrial Group, Co., Ltd ("Sanfeng Environment") and received proceeds of $13 million. For the nine months ended September 30, 2018, we recorded a gain on the sale of $6 million, which is included in "Gain (loss) on sale of assets" on our condensed consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	130	130	130	129
Dilutive effect of stock options, restricted stock and restricted stock units	—	1	2	—
Diluted weighted average common shares outstanding	130	131	132	129
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	2	—	—	3

Equity

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income before reclassifications	16	—	2	18
Balance at September 30, 2017	$(25)	$2	$(21)	$(44)

Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive loss before reclassifications	(2)	—	(7)	(9)
Amounts reclassified from accumulated other comprehensive income	2	—	27	29
Net current period comprehensive income	—	—	20	20
Balance at September 30, 2018	$(24)	$2	$(13)	$(35)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Gain (loss) on sale of assets (1)
Interest rate swap	27	Gain (loss) on sale of assets (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) For additional information see, Note 3. Acquisitions and Dispositions - Green Investment Group Limited (“GIG”) Joint Venture and China Investment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 5. FINANCIAL INFORMATION BY BUSINESS SEGMENTS
We have one reportable segment which comprises our entire operating business. Prior to the first quarter 2018, our reportable segment, North America, was comprised exclusively of waste and energy services located in North America. During the first quarter of 2018, we sold 50% of our Dublin EfW facility to Covanta Europe Assets Limited, a JV with GIG, which resulted in our loss of control, see Note 3. Acquisitions and Dispositions for further information. Subsequent to the sale, results from our equity method investment in the JV and our O&M contract to operate the Dublin EfW facility are now being reviewed by our Chief Operating Decision Maker on a consolidated basis with our North America results. Therefore, we now include the results of our international operations, which consist primarily of our interests in Dublin, in our one reportable segment. This new structure is consistent with how we establish our overall business strategy and assesses performance of our business. The results of our reportable segment are consistent with our consolidated results as presented on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Energy Sales

Typical energy sales consist of: (a) electricity generation, (b) capacity and (c) steam. We primarily sell electricity either to utilities at contracted rates or at prevailing market rates in regional markets and in some cases, sell steam directly to industrial users. We sell a portion of electricity and other energy product outputs pursuant to contracts. As these contracts expire, we intend to sell an increasing portion of the energy output in competitive energy markets or pursuant to short-term contracts.

Recycled Metals Revenue

Recycled metals revenue represents the sale of recovered ferrous and non-ferrous metals to processors and end-users. The majority of our metals contracts are based on both an unspecified variable unit (i.e. tonnage) and variable forward market price index, while some contracts contain a fixed unit or fixed rate to form the basis of our overall transaction price. We recognize recycled metal revenue when control transfers to the customer, typically on delivery.

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

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. See Note 5. Financial Information by Business Segments for a discussion of our reportable segment.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of September 30, 2018 (dollars in millions):

Total
Total Remaining performance obligation	$6,022
Percentage expected to be recognized:
Remainder of 2018	3%
2019	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as deferred revenue and present in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet (in millions):

	September 30, 2018	December 31, 2017
Unbilled receivables	$15	$13
Deferred revenue	$12	$14

For the nine months ended September 30, 2018, revenue recognized that was included in deferred revenue on our condensed consolidated balance sheet at the beginning of the period totaled $7 million.

Accounts receivable are recorded when the right to consideration becomes unconditional and we typically receive payments from customers monthly. The timing of our receipt of cash from construction projects is generally based upon our reaching completion milestones as set forth in the applicable contracts, and the timing and size of these milestone payments can result in material working capital variability between periods. We had no asset impairment charges related to these assets in the period.

NOTE 7. STOCK-BASED AWARD PLANS
During the nine months ended September 30, 2018, we awarded certain employees grants of 1,195,703 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2019, 2020, and 2021.

During the nine months ended September 30, 2018, we awarded certain employees 385,464 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers with vesting determined by our relative TSR percentile rank versus the companies in our peer group.

During the nine months ended September 30, 2018, we awarded 13,158 shares of restricted stock and 79,268 RSUs for annual director compensation and 23,431 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock awards and RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

During the nine months ended September 30, 2018, we withheld 249,471 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share based compensation expense	$4	$5	$18	$16

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2018
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$3	1.1
Restricted stock units	$15	1.8

NOTE 8. SUPPLEMENTARY INFORMATION
Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from municipal clients which sponsor an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These reimbursements are recorded as a reduction to "Plant operating expense," in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pass through costs	$12	$14	$38	$37

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

The cost of repair or replacement of assets and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Insurance gains for property and clean-up costs, net of impairment charges	$—	$1	$7	$4
Insurance gains for business interruption costs, net of costs incurred	$1	$1	$8	$19

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Impairment Charges

During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is that, more likely than not, the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the three and nine months ended September 30, 2018 of $49 million and $86 million, respectively, to reduce the carrying value of the facilities to their estimated fair value.

NOTE 9. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted and instituted fundamental changes to the taxation of multinational corporations. As a result, we recorded a provisional tax charge at December 31, 2017 of $21 million related to the mandatory transition tax and a provisional tax benefit of $204 million related to the re-measurement of deferred tax assets and liabilities as of December 31, 2017. We recorded the provisional amount because the calculation of the total post-1986 earnings and profits ("E&P") for our foreign subsidiaries was not completed, and the amount of foreign E&P held in cash and other specified assets to which the transition tax applies, was not finalized. As of September 30, 2018, we have completed the accounting for the income tax effects of the Tax Cuts and Jobs Act as it relates to the transition tax, for which we have recorded an additional $2 million of tax expense. However, we expect to complete our analysis and accounting related to the re-measurement of deferred tax assets and liabilities for the rate change during the fourth quarter of 2018.

Given the complexity of the global intangible low-taxed income ("GILTI") provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. Our accounting policy election with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact.  While we have included an estimate of GILTI in our estimated effective tax rate for 2018, which was not material, we have not completed our analysis and have not determined which method to elect. Adjustments related to the amount of GILTI tax recorded in our condensed consolidated financial statements, which was not material, may be required based on the outcome of this election.

On July 1, 2018, the state of New Jersey enacted legislature which requires companies, beginning in the 2019 tax year, to file returns on a unitary basis, rather than by separate legal entities, and changes the single sales apportionment methodology from cost of performance to market based sourcing. During the three months ended September 30, 2018 we recorded a deferred tax benefit of approximately $14 million, net of federal benefit, related to the re-measurement of deferred tax assets and liabilities as a result of the law change.

We generally record our interim tax provision based upon our estimated annual effective tax rate ("EAETR") and account for tax effects of discrete events in the period in which they occur. We review the EAETR on a quarterly basis as projections are revised and laws are enacted. However, this quarter, we have determined that due to the limitation on benefit of losses, we recorded our year-to-date tax provision based on actual results, rather than EAETR. The effective tax rate ("ETR") was (32)% and 6% for the nine months ended September 30, 2018 and 2017, respectively. The change in the ETR is primarily due to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings; (iv) the discrete tax benefits attributable to New Jersey state tax law change and a state audit settlement; and (v) the decrease in grantor trust income year over year.

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

•
The fair value of our interest rate swaps is determined by applying the Euribor forward curve observable in the market to the contractual terms of our floating to fixed rate swap agreements. The fair value of the interest rate swaps is adjusted

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market.

•	The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of September 30, 2018. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2018 and December 31, 2017 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2018	December 31, 2017
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Total assets		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$14	$5
Derivative liability — interest rate swaps included in liabilities held for sale	2	—	7
Total liabilities		$14	$12

(1)	Included in other noncurrent assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in "Accrued expenses and other current liabilities" and the long-term balance is included in "Other liabilities" in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2018		As of December 31, 2017
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,342	$2,364	$2,349	$2,371
Project debt	$152	$155	$174	$179
Project debt included in liabilities held for sale	$—	$—	$510	$510

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

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified. Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the facility level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on the assets fair valueas compared to the carrying value. Fair value is generally determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. EQUITY METHOD INVESTMENTS
We hold a 50% equity interest in Covanta Europe Assets Limited, a JV with GIG, see Note 3. Acquisitions and Dispositions. The equity in net income from unconsolidated investments from the JV since the closing date was $1 million and $3 million for the three and nine months ended September 30, 2018, respectively.

We serve as the O&M service provider for the JV, a related party, under market competitive terms. For the period from February 12, 2018 through September 30, 2018 we recognized $19 million in revenues related to this agreement and have a receivable of $2 million as of September 30, 2018.

NOTE 12. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of September 30, 2018 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2018	0.7
2019	2.1
2020	0.2
Total	3.0

As of September 30, 2018, the fair value of the energy derivative liability was $14 million. The effective portion of the change in fair value was recorded as a component of AOCI. As of September 30, 2018, the amount of hedge ineffectiveness was not material.

During the nine months ended September 30, 2018, cash provided by and used in energy derivative settlements of $8 million and $17 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the nine months ended September 30, 2017, cash provided by and used in energy derivative settlements of $16 million and zero, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions)

	September 30, 2018	December 31, 2017
LONG-TERM DEBT:
Revolving credit facility (4.17%)	$206	$445
Term loan, net (4.15%)	396	191
Credit Facilities subtotal	602	636
Senior Notes, net of deferred financing costs	1,187	1,185
Tax-Exempt Bonds, net of deferred financing costs	488	459
Equipment financing capital leases	65	69
Total long-term debt	2,342	2,349
Less: Current portion	(15)	(10)
Noncurrent long-term debt	$2,327	$2,339
PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium	$152	$174
Less: Current portion	(18)	(23)
Noncurrent project debt	$134	$151
TOTAL CONSOLIDATED DEBT	$2,494	$2,523
Less: Current debt	(33)	(33)
TOTAL NONCURRENT CONSOLIDATED DEBT	$2,461	$2,490

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

Credit Facility Refinancing
In August 2018, we amended and restated the Credit Facilities to:

•
reduce the aggregate commitment amount of the Revolving Credit Facility by $100 million to $900 million and adjust the pricing grid such that the initial applicable margin would be reduced by 25 basis points as compared to the previous Revolving Credit Facility;

•	refinance our previous $200 million Term Loan with a new $400 million Term Loan; and

•	extend the termination date of both the Term Loan and Revolving Credit Facility from March 2020 to August 2023.

All other material provisions including financial maintenance covenants are substantially unchanged. We incurred approximately $6 million in financing costs related to these amendments which will be deferred and amortized over the five year term of the Credit Facilities. In addition, the remaining unamortized deferred costs of $4 million on the previous Revolver and Term Loan collectively will also be deferred and amortized over the revised term of 5 years. A portion of the net proceeds of the new Term Loan were used to repay direct borrowings under the previous Revolving Credit Facility and pay transaction fees and expenses.

Revolving Credit Facility
As of September 30, 2018, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$206	$248	$446

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We are in compliance

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2018.

Tax-Exempt Bond Refinancing
In September 2018, we refinanced a total $335 million of existing tax-exempt bonds related to certain of our facilities in New York and Massachusetts (the "2018 Tax Exempt Bonds"). In connection with the refinancing, we recorded deferred financing costs of $3 million, which will be amortized over the term of the bonds. In addition, we recorded a $3 million write-off of unamortized issuance costs associated with the previously outstanding debt which was recognized as a Loss on extinguishment of debt in our condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

As part of the refinancing, we entered into a loan agreement with the National Finance Authority, a component unit of the Business Finance Authority of the State of New Hampshire, whereby they issued Resource Recovery Bonds Series 2018A, 2018B and 2018C ("New Hampshire Series”) and loaned the proceeds of the New Hampshire Series bonds to us for the purpose of redeeming the outstanding principal balance of our previously outstanding Massachusetts Development Finance Agency 2012 Series bonds. We also entered into a loan agreement with the Niagara Area Development Corporation, whereby they issued Solid Waste Disposal Facility Refunding Revenue Bonds Series 2018A and 2018B and loaned the proceeds to us for the purpose of redeeming the outstanding principal balance of previously outstanding Niagara Area Development Corporation Series 2012 bonds.

The 2018 Tax Exempt Bonds are unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 2018 Tax Exempt Bonds bear interest at the interest rates per annum set forth in the table below, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2019. Details of the 2018 Tax Exempt Bonds are as follows (dollars in millions):

Series	Amount	Maturity	Coupon
New Hampshire Series 2018A	$20	2027	4.000%
New Hampshire Series 2018B	67	2042	4.625%
New Hampshire Series 2018C	83	2042	4.875%
Niagara Series 2018A	130	2042	4.750%
Niagara Series 2018B	35	2024	3.500%
	$335
Each of the respective loan agreements for the 2018 Tax-Exempt Bonds contains customary events of default, including failure to make any payments when due, failure to perform its covenants under the respective loan agreement, and our bankruptcy or insolvency. Additionally, each of the loan agreements contains cross-default provisions that relate to our other indebtedness. Upon the occurrence of an event of default, the unpaid balance of the loan under the applicable loan agreement will become due and payable immediately.

The 2018 Tax Exempt Bonds contain certain terms including mandatory redemption requirements in the event that (i) the respective loan agreement is determined to be invalid, or (ii) the respective bonds are determined to be taxable. In the event of a mandatory redemption of the bonds, we will have an obligation under each respective loan agreement to prepay the respective loan in order to fund the redemption.

Virginia Tax-Exempt Bonds
In June 2018, we entered into a loan agreement with the Virginia Small Business Financing Authority under which they agreed to issue up to $50 million in aggregate principal amount of tax-exempt Solid Waste Disposal Bonds and to loan the proceeds to us for the purpose of funding certain capital expenditures at our facilities in Virginia and paying related costs of issuance (the “Virginia Bonds”).  An initial $30 million in principal amount of Virginia Bonds were issued (the “Series 2018 Virginia Bonds”) with $20 million reserved for potential future issuance at our option. The Series 2018 Virginia Bonds bear interest at a fixed rate of 5.00%, payable semi-annually on January 1 and July 1, of each year, beginning January 1, 2019. The Series 2018 Virginia Bonds have a legal maturity of January 1, 2048 but, are subject to a mandatory tender for purchase on July 1, 2038.  The Virginia Bonds are senior unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of September 30, 2018 and December 31, 2017, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets were $12 million and $18 million, respectively.

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

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”),that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. In March 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. In June 2018, PRP Occidental Chemical Corporation (“OCC”) filed a federal Superfund lawsuit against 120 PRPs including Essex with respect to past and future response costs expended by OCC with respect to the LPRSA. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

Tulsa Matter. In January 2016, we were informed by the United States Attorney’s Office for the Northern District of Oklahoma (“U.S. Attorney’s Office”) that our subsidiary, Covanta Tulsa Renewable Energy LLC (“Covanta Tulsa”), was the target of a criminal investigation being conducted by the EPA. The investigation related to alleged improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility. In October 2018, Covanta Tulsa entered into a Non‐Prosecution Agreement (“NPA”) with the US Attorney’s Office, pursuant to which no charges will be filed if, for a period of one year, Covanta Tulsa satisfies the requirements of the NPA, including that it comply with applicable laws and regulations. As part of the NPA, Covanta Tulsa also agreed to make a $200,000 community service payment to the Oklahoma Department of Environmental Quality to fund air quality and environmental efforts in Oklahoma.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Matters

China Indemnification Claims

Subsequent to completing the exchange of our project ownership interests in China for a 15% ownership interest in Sanfeng Environment, Sanfeng Environment made certain claims for indemnification under the agreement related to the condition of the facility in Taixing. In February 2018, we made a settlement payment of $7 million related to this claim.

Durham-York Contractor Arbitration

We are seeking to resolve outstanding disputes with our primary contractor for the Durham-York construction project regarding (i) claims by the contractor for change orders and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays.  Our contract with this contractor contemplates binding arbitration to resolve these disputes, which concluded in the third quarter of 2018 and a decision is expected in early 2019. While we do not expect resolution of these disputes to have a material adverse impact on our financial position, it could be material to our results of operations and/or cash flows in any given accounting period.

Other Commitments

Other commitments as of September 30, 2018 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$248
Surety bonds	187
Total other commitments — net	$435

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

New York City Waste Transport and Disposal Contract

We received the notice to proceed from the New York City Department of Sanitation ("DSNY") to develop the infrastructure supporting the East 91st Street Marine Transfer Station ("MTS"). We expect to commence operations in March 2019. The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and DSNY. We expect to incur a total of approximately $35 million of capital expenditures, primarily for transportation equipment. As of September 30, 2018, we have incurred $9 million of these expenditures which is included in Purchase of property, plant and equipment on our condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

NOTE 15. SUBSEQUENT EVENT
Issuance of 6.00% Senior Notes due 2027 (the "6.00% Notes")

On October 18, 2018, we sold $400 million aggregate principal amount of Senior Notes due 2027. Interest on the 6.00% Notes due 2027 is payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2019, and the 6.00% Notes will mature on January 1, 2027 unless earlier redeemed or repurchased. Net proceeds from the sale of the 6.00% Notes were approximately $394 million, consisting of gross proceeds of $400 million net of approximately $6 million in offering expenses paid to date. We intend to use the net proceeds along with cash on hand and/or direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our 6.375% Senior Notes due 2022 on November 5, 2018. Pending such use, we intend to use a portion of the net proceeds to repay borrowings outstanding under our Revolving Credit Facility and to invest the remaining net proceeds in short-term interest-bearing accounts, securities or similar investments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and nine months ended September 30, 2018. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of September 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	September 30, 2018	September 30, 2017
Consumer Price Index (1)	2.3%	2.2%
PJM Pricing (Electricity) (2)	$30.23	$26.13
NE ISO Pricing (Electricity) (3)	$34.65	$25.36
Henry Hub Pricing (Natural Gas) (4)	$2.93	$2.95
#1 HMS Pricing (Ferrous Metals) (5)	$323	$275
Scrap Metals - Old Sheet & Old Cast (6)	$0.59	$0.60

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q3 2018 and Q3 2017. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q3 2018 and Q3 2017. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q3 2018 and Q3 2017. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q3 2018 and Q3 2017. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q3 2018 and Q3 2017. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

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

Quarter Updates

Capital Allocation

Our key capital allocation activities through the nine months ended September 30, 2018 included the following:

•	$100 million in dividends declared to stockholders; and

•
$103 million for growth investments, including $50 million for acquisitions and $18 million for various organic growth investments, which include metals recovery projects and investments related to our profiled waste and environmental services businesses.

New Business Development and Asset Management

During the nine months ended September 30, 2018, we acquired one environmental services business located in Toronto, Canada for approximately $4 million. This acquisition further expands our Covanta Environmental Solutions capabilities and client service offerings, and allows us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore is synergistic with our existing business.

In September 2018, we acquired the Palm Beach Resource Recovery Corporation ("PBRRC") for $46 million. PBRRC holds long-term contracts for the operation and maintenance of two EfW facilities located in Palm Beach County, Florida.

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately
$12 million.

Contract Extensions

We have reached an agreement to extend the service fee contract at our Huntington facility on Long Island for an additional 5 years.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018 vs 2017

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$332	$306	$26
Energy revenue	81	80	1
Recycled metals revenue	23	23	—
Other operating revenue	20	20	—
Total operating revenue	456	429	27
OPERATING EXPENSE:
Plant operating expense	308	301	7
Other operating expense, net	17	7	10
General and administrative expense	27	24	3
Depreciation and amortization expense	53	51	2
Impairment charges	49	—	49
Total operating expense	454	383	71
Operating income	$2	$46	$(44)

	Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018 vs 2017

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$977	$902	$75
Energy revenue	257	241	16
Recycled metals revenue	72	54	18
Other operating revenue	62	60	2
Total operating revenue	1,368	1,257	111
OPERATING EXPENSE:
Plant operating expense	987	952	35
Other operating expense, net	44	24	20
General and administrative expense	85	82	3
Depreciation and amortization expense	162	155	7
Impairment charges	86	1	85
Total operating expense	1,364	1,214	150
Operating income	$4	$43	$(39)

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months
EfW tip fees	$155	$142	$465	$416	$13	$49
EfW service fees	104	95	304	290	9	14
Environmental services	36	34	105	95	2	10
Municipal services	55	50	154	146	5	8
Other revenue	9	12	29	30	(3)	(1)
Intercompany	(27)	(26)	(80)	(75)	(1)	(5)
Total waste and service revenue	$332	$306	$977	$902	$26	$75
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months
Tip fee - contracted	2.3	2.0	6.7	5.9	0.3	0.8
Tip fee - uncontracted	0.5	0.5	1.6	1.5	—	0.1
Service fee	2.4	2.2	6.8	6.6	0.2	0.2
Total tons	5.1	4.7	15.0	14.0	0.4	1.0
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $26 million, primarily driven by $21 million of organic growth, the start-up of the Dublin EfW facility in the fourth quarter of 2017, and the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018, partially offset by service contract transitions. Within organic growth, EfW tip fee revenue increased by $7 million due to increased volume processed, primarily from a full quarter of operations at the Fairfax County EfW facility (which was not operating during the comparative period in 2017), higher average revenue per ton, and growth in municipal services revenue.

For the nine month comparative period, waste and service revenue increased by $75 million, primarily driven by $50 million of organic growth and the start-up of the Dublin EfW facility in the fourth quarter of 2017, partially offset by service contract transitions. Within organic growth, EfW tip fee revenue increased by $22 million due to increased volume processed, primarily from a full period of operations at the Fairfax County EfW facility (which was not operating for a majority of the comparative period in 2017), higher average revenue per ton, and growth in environmental and municipal services revenue.

Energy Revenue

In millions: (1)	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months
Energy Sales	$67	$68	$219	$209	$(1)	$10
Capacity	13	12	39	32	1	7
Total energy	$81	$80	$257	$241	$1	$16
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
Certain amounts may not total due to rounding.

Total EfW (in millions):	Three Months Ended September 30,						Variance Increase (Decrease)
	2018			2017			2018 vs 2017
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$11	0.3	20%	$5	0.2	14%	$6	0.1
Contracted	48	0.5	33%	54	0.6	42%	(6)	(0.1)
Hedged	22	0.8	47%	21	0.7	44%	1	0.1
Total EfW	$81	1.6	100%	$80	1.5	100%	$1	0.1

Total EfW (in millions):	Nine Months Ended September 30,						Variance Increase (Decrease)
	2018			2017			2018 vs 2017
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$35	1.0	20%	$15	0.6	13%	$20	0.4
Contracted	141	1.6	32%	155	1.8	42%	(14)	(0.2)
Hedged	80	2.3	48%	70	1.9	45%	10	0.4
Total EfW	$257	4.8	100%	$241	4.3	100%	$16	0.5
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue increased by $1 million, with a $6 million increase from higher production at EfW facilities largely offset by lower market prices and the expiration of a long-term energy contract.

For the nine month comparative period, energy revenue increased by $16 million, driven by a $19 million increase from higher production at EfW facilities and a $5 million increase from the start-up of the Dublin facility in the fourth quarter of 2017, offset by lower market prices and the expiration of long-term energy contracts.

Recycled Metals Revenue

	Three Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$14	$13	111	98	90	81
Non-Ferrous Metal	9	10	13	10	7	8
Total	$23	$23
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

	Nine Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$44	$34	320	291	248	209
Non-Ferrous Metal	28	20	36	29	21	22
Total	$72	$54
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.

For the three month comparative period, recycled metals revenue were flat, with higher prices for the material offset by lower volumes of non-ferrous metals sold.

For the nine month comparative period, recycled metals revenue increased by $18 million, driven by higher prices for the material, partially offset by lower volumes of non-ferrous metals sold.

Other Operating Revenue

Other operating revenue was flat for the three month comparative period, with higher construction revenue offset by contractual energy sales in 2017 at facilities that did not produce power in 2017.

Other operating revenue increased by $2 million for the nine month comparative period, primarily due to increased construction revenue, partially offset by contractual energy sales in 2017 related to facilities that did not produce power in 2017.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months
Plant maintenance (1)	$55	$57	$224	$234	$(2)	$(10)
All other	253	243	763	718	10	45
Plant operating expense	$308	$301	$987	$952	$7	$35
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expenses increased by $7 million for the three month comparable period, primarily due to the start-up of the Dublin EfW facility in the fourth quarter of 2017 and the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018.

Plant operating expenses increased by $35 million for the nine month comparable period, primarily due to costs related to growth in our Covanta Environmental Solutions business and our metals processing operations, and the start-up of the Dublin EfW facility in the fourth quarter of 2017.

Other Operating Expense

Other operating expenses increased by $10 million for the three month comparable period, primarily due to a 2017 gain from the settlement of our contract dispute with Hennepin County and higher construction expenses.

Other operating expenses increased by $20 million for the nine month comparable period, primarily due to the aforementioned 2017 contract settlement gain, decreased insurance recoveries, which are recorded as a contra expense, and higher construction expenses.

General and Administrative Expense

General and administrative expenses increased by $3 million for the three and nine month comparative periods primarily due to an increase in compensation.

Impairment Charges

During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is that, more likely than not, the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the three and nine months ended September 30, 2018 of $49 million and $86 million respectively, to reduce the carrying value of the facilities to their estimated fair value.

During 2018, we commenced a fleet optimization program with a goal of improving operating profits and cash flows, reducing risk, and focusing resources on our core business. We identified a population of EfW facilities where local market conditions, operation and maintenance costs and other factors challenge the facility level economics, and we began exploring alternatives which may include contract renegotiation, sale or closure of these facilities. As plans are finalized, this may result in further impairment charges related to these facilities, as well as additional cash and non-cash expenses related to workforce reductions, accelerated depreciation of assets, lease termination costs, and other facility rationalization costs. For a majority of the identified facilities, our alternative plans are in the preliminary stages and the full extent of any related expenses are not yet estimable.  Accrued expenses related to these actions through September 30, 2018 are not material.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Nine Months Ended September 30, 2018 and 2017

Other Income (Expense):

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance (Increase) Decrease
	2018	2017	2018	2017	Three Months	Nine Months

	(In millions)
Interest expense	$(37)	$(35)	$(111)	$(106)	$(2)	$(5)
Gain (loss) on sale of assets	7	—	217	(6)	7	223
Loss on extinguishment of debt	(3)	—	(3)	(13)	(3)	10
Other income (expense), net	—	2	(1)	2	(2)	(3)
Total (expense) income	$(33)	$(33)	$102	$(123)	$—	$225

During the three and nine months ended September 30, 2018, we recorded a $7 million gain on the sale of our equity interests in a hydroelectric facility. During the nine months ended June 30, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China. For additional information, see Item 1. Financial Statements — Note 3. Acquisitions and Dispositions - Green Investment Group Limited (“GIG”) Joint Venture. During the nine months ended September 30, 2017, we recorded a $6 million charge for indemnification claims related to the sale of our interests in China.

During the three months ended September 30, 2018, we recorded a loss on extinguishment of debt related to our tax-exempt bond refinancing. In the prior year, the loss on extinguishment of debt is attributable to the redemption of our 7.25% Senior Notes due 2020 in April 2017. As a result of the redemption, during the nine months ended September 30, 2017, we recorded a prepayment charge of approximately $9 million and a write-off of the remaining deferred financing costs of approximately $4 million.

Income Tax Benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months

	(In millions, except percentages)
Income tax benefit	$3	$2	$34	$5	$1	$29
Effective income tax rate	10%	(11)%	(32)%	6%	N/A	N/A

The difference between the effective tax rate for the nine months ended September 30, 2018 and 2017 is primarily attributable to the combined effects of (i) the federal tax rate reduction as the result of the enactment of the Act; (ii) no income tax associated with the gain on the sale of 50% interest in the joint venture with GIG; (iii) the change in the mix of earnings; (iv) the discrete tax benefits attributable to New Jersey state tax law change and a state audit settlement; and (v) the decrease in grantor trust income year over year. For additional information see Item 1. Financial Statements — Note 9. Income Taxes.

Net (loss) income and (Loss) Earnings Per Share:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2018	2017	2018	2017	Three Months	Nine Months

	(In millions, except per share amounts)
Net (loss) income	$(27)	$15	$143	$(74)	$(42)	$217
Weighted average common shares outstanding:
Basic	130	130	130	129	—	1
Diluted	130	131	132	129	(1)	3
(Loss) Earnings Per Share:
Basic	$(0.21)	$0.11	$1.10	$(0.58)	$(0.32)	$1.68
Diluted	$(0.21)	$0.11	$1.09	$(0.58)	$(0.32)	$1.67

Cash dividend declared per share	$0.25	$0.25	$0.75	$0.75	$—	$—

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)
Net (loss) income	$(27)	$15	$143	$(74)
Depreciation and amortization expense	53	51	162	155
Interest expense	37	35	111	106
Income tax benefit	(3)	(2)	(34)	(5)
Impairment charges (a)	49	—	86	1
(Gain) loss on sale of assets (b)	(7)	—	(217)	6
Loss on extinguishment of debt (c)	3	—	3	13
Property insurance recoveries, net	—	1	(7)	(2)
Capital type expenditures at client owned facilities (d)	5	10	28	36
Debt service billings (less than) in excess of revenue recognized	(1)	2	—	4
Business development and transaction costs	1	—	4	1
Severance and reorganization costs	1	—	5	1
Stock-based compensation expense	4	5	18	16
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	5	—	16	—
Other (e)	2	—	7	3
Adjusted EBITDA	$122	$117	$325	$261

(a)
During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities and recorded a non-cash impairment charge of $49 million and $86 million, respectively to reduce the carrying value of the facilities to their estimated fair value.

(b)	During the three months ended September 30, 2018, we recorded a $7 million gain on the sale of our equity method investment in Koma Kulshan.

During the nine months ended September 30, 2018, we recorded a $7 million gain on the sale of our equity method investment in Koma Kulshan a $204 million gain on the sale of 50% of our Dublin project to our joint venture with GIG and a $6 million gain on the sale of our remaining interests in China.
During the nine months ended September 30, 2017, we recorded a $6 million charge for indemnification claims related to the sale of our interests in China, which was completed in 2016.

(c)	During the three and nine months ended September 30, 2018, we recorded a $3 million loss related to the refinancing of our tax-exempt bonds.
As a result of the redemption of our 7.25% Senior Notes due 2020, during the nine months ended September 30, 2017, we recorded a prepayment charge of approximately $9 million and a write-off of the remaining deferred financing costs of approximately $4 million.

(d)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of capital equipment related expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015 and are capitalized at facilities that we own.

(e) Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by operating activities	$84	$69	$147	$96
Capital type expenditures at service fee operated facilities (a)	5	10	28	36
Cash paid for interest, net of capitalized interest	42	33	115	100
Cash paid for taxes, net	—	(1)	2	—
Equity in net income from unconsolidated investments	1	—	3	1
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	5	—	16	—
Dividends from unconsolidated investments	—	(1)	(1)	(1)
Adjustment for working capital and other	(15)	7	15	29
Adjusted EBITDA	$122	$117	$325	$261

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the three and nine months ended September 30, 2018 and 2017, reconciled for each such period to diluted (loss) earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted (Loss) Earnings Per Share:	$(0.21)	$0.11	$1.09	$(0.58)
Reconciling items (a)	0.17	0.01	(1.22)	0.11
Adjusted EPS	$(0.04)	$0.12	$(0.13)	$(0.47)
(a) Additional information is provided in the Reconciling Items table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciling Items	2018	2017	2018	2017
Impairment charges (a)	$49	$—	$86	$1
(Gain) loss on sale of assets ⁽ᵃ⁾	(7)	—	(217)	6
Property insurance recoveries, net	—	1	(7)	(2)
Severance and reorganization costs	1	—	5	1
Loss on extinguishment of debt (a)	3	—	3	13
Effect of foreign exchange gain on indebtedness	—	(1)	1	(2)
Other	1	—	—	—
Total reconciling items, pre-tax	47	—	(129)	17
Pro forma income tax impact (b)	(10)	—	(18)	(5)
Impact of New Jersey state tax law change	(14)	—	(14)	—
Grantor trust activity	—	1	—	2
Total reconciling items, net of tax	$23	$1	$(161)	$14
Diluted per share impact	$0.17	$0.01	$(1.22)	$0.11
Weighted average diluted shares outstanding	130	131	132	129

(a)	For additional information, see Adjusted EBITDA above.

(b)	We calculate the federal and state tax impact of each item using the statutory federal tax rate of 21% for 2018 and 35% for 2017 and applicable state rates.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our unrestricted cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 13. Consolidated Debt.

In 2018, we expect to generate net cash from operating activities which alone may not alone meet all of our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to shareholders. We would utilize our Revolving Credit Facility to cover any shortfall. For a full discussion of the factors impacting our 2018 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Financing Activities

In October 2018, we sold $400 million aggregate principal amount of 6.00% Senior Notes due 2027. For additional information see Item 1. Financial Statements - Note 15. Subsequent Event - Issuance of 6.00% Senior Notes due 2027. We intend to use the net proceeds along with cash on hand and/or direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our 6.375% Senior Notes due 2022 on November 5, 2018. Pending such use, we intend to use a portion of the net proceeds to repay borrowings outstanding under our Revolving Credit Facility and invest the remaining net proceeds in short-term interest-bearing accounts, securities or similar investments.

In September 2018, we issued $335 million in new tax exempt bonds to refinance outstanding tax exempt bonds of the same amounts and maturities related to our facilities in New York and Massachusetts. The new bonds are unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries, whereas the previous bonds were guaranteed by our subsidiary, Covanta Energy LLC. The transaction lowers the weighted average coupon on the bonds by over 40 basis points, and as a result of the removal of upstream subsidiary guarantees, will lower the leverage ratio under our senior secured credit facilities, which will result in a corresponding reduction in the cost of borrowings under the revolving credit facility by a further 12.5 basis points. For additional information see Item 1. Financial Statements - Note 13. Consolidated Debt - Tax-Exempt Bond Refinancing.

In August 2018, we amended and restated Covanta Energy's Credit Facilities. For additional information see Item 1. Financial Statements - Note 13. Consolidated Debt - Credit Facility Refinancing.

In June 2018, we issued 5.00% tax-exempt corporate bonds totaling $30 million. Proceeds from the offerings will be used to finance certain capital expenditures at our Virginia facilities. For additional information see Item 1. Financial Statements - Note 13. Consolidated Debt - Virginia Tax-Exempt Bonds.

In February 2018, we applied the net proceeds from the sale of 50% of our Dublin EfW facility to repay borrowings under our Revolving Credit Facility. For additional information see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions - Green Investment Group Limited (“GIG”) Joint Venture.

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

Other Factors Affecting Liquidity

As of September 30, 2018, we held unrestricted cash balances of $51 million, of which $35 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of September 30, 2018, we held restricted cash balances of $47 million, of which $14 million was designated for future payment of project debt principal.  Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of September 30, 2018, we had unutilized capacity under our Revolving Credit Facility of $446 million and are in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the three months ended September 30, 2018, dividends declared to stockholders were $33 million or $0.25 per share. Such amounts were paid on October 5, 2018. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of September 30, 2018, the amount remaining under our currently authorized share repurchase program was $66 million.

Except for the refinancing and bond issuance discussed above and in Item 1. Financial Statements — Note 13. Consolidated Debt, and Note 15. Subsequent Event our projected contractual obligations remain consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2017. For additional information on other commitments, see Item 1. Financial Statements — Note 14. Commitments and Contingencies - Other Matters.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2018 and 2017

Net cash provided by operating activities for the nine months ended September 30, 2018 was $147 million, an increase of $51 million from the same prior year period. The increase was primarily attributable to improved operating performance as discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations and improved contribution from working capital of $16 million from the prior year primarily due to better accounts receivable collections.

Net cash used in investing activities for the nine months ended September 30, 2018 was $87 million, a net decrease of $148 million of cash used in investing activities from the prior year period. The net decrease in cash used was principally attributable to proceeds received from the sale of 50% of our Dublin EfW facility, our remaining investment in China, and our equity interests in a hydroelectric facility. The decrease was also attributable to decreased purchases of property plant and equipment, primarily due to expenditures related to the Dublin EfW project which was completed in the third quarter of 2017. For additional information regarding our dispositions, see Item 1. Financial Statements - Note 3. Acquisitions and Dispositions.

Net cash used in financing activities for the nine months ended September 30, 2018 was $158 million, as compared to net cash provided by financing activities of $66 million in the prior period. The increase in cash used was primarily attributable to decreased net borrowings on our Revolving Credit Facility of $369 million and decreased borrowings related to the construction of the Dublin EfW facility of $71 million as compared to the prior year, offset by an increase in net borrowings of $250 million, primarily related to the proceeds from our refinanced Term Loan and issuance of Virginia Tax Exempt Bonds. For additional information regarding our long-term debt, see Item 1. Financial Statements - Note 13. Consolidated Debt.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow and Free Cash Flow Before Working Capital for the three and nine months ended September 30, 2018 and 2017, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)
Net cash provided by operating activities	$84	$69	$147	$96
Add: Changes in restricted funds - operating (a)	18	19	7	18
Less: Maintenance capital expenditures (b)	(17)	(20)	(95)	(84)
Free Cash Flow	$85	$68	$59	$30
Less: Changes in working capital	(7)	10	14	30
Free Cash Flow Before Working Capital	$78	$78	$73	$60

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

(b)   Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Maintenance capital expenditures	$(17)	$(20)	$(95)	$(84)
Net maintenance capital expenditures paid but incurred in prior periods	2	—	(10)	—
Capital expenditures associated with construction of Dublin EfW facility	(1)	(35)	(22)	(91)
Capital expenditures associated with the New York City MTS contract	(9)	—	(9)	—
Capital expenditures associated with organic growth initiatives	(3)	(7)	(18)	(30)
Total capital expenditures associated with growth investments (c)	(13)	(42)	(49)	(121)
Capital expenditures associated with property insurance events	—	(4)	(4)	(13)
Total purchases of property, plant and equipment	$(28)	$(66)	$(158)	$(218)

(c) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

Capital expenditures associated with growth investments	$(13)	$(42)	$(49)	$(121)
UK business development projects	(3)	(2)	(4)	(2)
Asset and business acquisitions, net of cash acquired	(46)	(1)	(50)	(17)
Total growth investments	$(62)	$(45)	$(103)	$(140)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Except as discussed in Note 1. Organization and Basis of Accounting - Accounting Pronouncements Recently Adopted, management believes there have been no material changes during the nine months ended September 30, 2018 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no material changes during the nine months ended September 30, 2018 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2018. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the nine months ended September 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Date: October 26, 2018