Form 10-K
period 2018-12-31
COVANTA HOLDING CORP
filed 2019-02-19
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Class	Outstanding at February 8, 2019
Common Stock, $0.10 par value	131,059,818
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2019 Annual Meeting of Stockholders.

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

•	difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;

•	our ability to realize the benefits of long-term business development and bear the cost of business development over time;

•	limits of insurance coverage;

•	our ability to avoid defaults under our long-term contracts;

•	performance of third parties under our contracts and such third parties' observance of laws and regulations;

•	concentration of suppliers and customers;

•	geographic concentration of facilities;

•	increased competitiveness in the energy and waste industries;

•	changes in foreign currency exchange rates;

•	limitations imposed by our existing indebtedness and our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;

•	exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;

•	the scalability of our business;

•	our ability to attract and retain talented people;

•	failures of disclosure controls and procedures and internal controls over financial reporting;

•	our ability to utilize net operating loss carryforwards;

•	general economic conditions in the United States and abroad, including the availability of credit and debt financing;

•	restrictions in our certificate of incorporation and debt documents regarding strategic alternatives; and

•	other risks and uncertainties affecting our business described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.

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

AVAILABILITY OF INFORMATION

Information about Covanta is available on the Company’s website at www.covanta.com. On this website, Covanta makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the SEC. Printed copies of these documents may be requested, free of charge, by contacting the Corporate Secretary, Covanta, 445 South Street, Morristown, NJ 07966, telephone 973-345-5000. The information contained on Covanta's website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. References to website addresses are provided as inactive textual references only. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that have been filed electronically with the SEC, including this Form 10-K.

PART I
Item 1. BUSINESS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries.

About Covanta Holding Corporation

We are organized as a holding company, which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries, which are engaged predominantly in the business of waste and energy services.

Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”).

EfW facilities produce energy through the combustion of non-hazardous municipal solid waste (“MSW”) in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting or sizing. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion.

EfW serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas (“GHG”) emissions. EfW is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service through sustainable practices.

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity, generally under long-term contracts, as well as from the sale of metals recovered during the EfW process. We operate and/or have ownership positions in 44 EfW facilities, the majority of which are in North America. In total, these facilities process approximately 22 million tons of solid waste annually, equivalent to 9% of post-recycled MSW generated in the United States. Our facilities produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 16 waste transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), one metals processing facility, and one ash processing facility (currently under construction), all of which are complementary to our core EfW business.

Outside of North America, we operate and/or have equity interests in EfW projects in Ireland, Italy and the United Kingdom (currently in development and/or under construction). We intend to pursue additional international EfW projects where the regulatory and market environments are attractive, primarily through our joint ventures with Green Investment Group ("GIG"). For additional information see Execution on Strategy below, and Item 8. Financial Statements and Supplementary Data- Note 3. New Business and Asset Management. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the United States, as described below and discussed in Item 1A. Risk Factors.

We have one reportable segment, which comprises our entire operating business. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 6. Business Segment and Geographic Information.

Environmental Benefits of Energy-from-Waste

We believe that EfW offers solutions to public sector leaders around the world for addressing two key issues: sustainable management of waste and renewable energy generation. We believe that the environmental benefits of EfW, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in EfW facilities, we reduce GHG emissions, lower the risk of groundwater contamination, and conserve land. EfW facilities reduce GHG emissions by displacing fossil-fuel fired grid electricity, recycling metals, and diverting MSW from landfills, which are the 3rd largest source of man-made methane, a GHG over 80 times more potent than carbon dioxide (“CO2”) over a 20-year period. At the same time, EfW generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The United States Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. Compared with fossil-fuel based generation, each ton of waste processed eliminates the need to consume approximately one barrel of oil or one-quarter ton of coal, in order to generate the equivalent amount of electricity. We believe EfW is also an important component of business and community efforts to divert post-recycled waste from landfills as part of their GHG, zero-waste-to-landfill, circular economy, and other sustainability initiatives. As public planners and commercial and industrial companies address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that EfW will be an increasingly attractive alternative.

Other Environmental Services Offerings

In addition to our core EfW business, we offer a variety of sustainable waste management solutions in response to customer demand, including on site clean-up services, wastewater treatment, pharmaceutical and healthcare solutions, reverse distribution, transportation and logistics, recycling and depackaging. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our EfW facilities, we offer these services under our Covanta Environmental Solutions ("CES") brand. Through acquisitions and organic growth initiatives, we have expanded our network of facilities to enable us to provide a range of services to industrial customers for the treatment, recycling and/or disposal of their non-hazardous materials. These businesses are highly synergistic with our existing profiled waste business, offer us the opportunity to expand the geographical sourcing of our waste streams and expand our presence in the environmental services sector, allowing us to drive higher margin profiled waste volumes into our EfW facilities and access additional revenue growth opportunities.

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

•
Develop and commercialize new technology. We believe that our efforts to protect and expand our business will be enhanced by the development of additional technologies in such fields as recycling, alternative waste treatment processes, combustion controls, emission controls and residue recycling, reuse or disposal. We have advanced our research and development efforts in some of these areas relevant to our EfW business, and have patents and patents pending for advances in controlling emissions.

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

•
Maintain a focus on sustainability. Providing sustainable waste, materials, and energy services to our customers is the cornerstone of our business. Our corporate culture is focused on the triple bottom line of sustainability (people, planet, prosperity) in support of our mission. In addition to robust financial reporting, we are committed to transparently reporting our environmental, social and governance standards, policies, and performance through our corporate sustainability report. We seek to continuously improve our performance across these aspects to remain an industry leader.

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

EXECUTION ON STRATEGY

Consistent with our strategy, we have executed on the following during 2018:

Capital Allocation

Our key capital allocation activities in 2018 included the following:

•	$133 million declared in dividends to stockholders; and

•
$130 million for growth investments, including $16 million for business development in the UK, $13 million in preparation for services to be provided to a second marine transfer station under our New York City transportation and disposal contract, $50 million for acquisitions, and $24 million for various organic growth investments, which included metals recovery projects, ash processing technology and investments related to our profiled waste and environmental services businesses.

New Business Development

GIG Joint Venture

In December 2017, we entered into an arrangement with GIG, a subsidiary of Macquarie Group Limited, to develop, fund and own EfW projects in the UK and Ireland. This arrangement between Covanta and GIG creates a platform to develop waste infrastructure projects and pursue new opportunities for EfW project development or acquisitions on a 50/50 basis. In February 2018, GIG invested in our Dublin EfW facility, acquiring 50% ownership for €136 million, while we retained a 50% equity interest, through a joint venture, and retained our role as operations and maintenance ("O&M") service provider for the facility. As additional projects in the development pipeline reach financial close and move into the construction phase, we and GIG will acquire the available ownership in each project, with a premium payable to the partner that originally developed and/or contributed the project. We are the preferred O&M service provider for all projects where we co-invest with GIG, on market competitive terms.

In December 2018, financial close was reached on a second project, the Earls Gate Energy Centre project ("Earls Gate"), an EfW facility to be constructed in Grangemouth, Scotland. Covanta and GIG together will hold a 50% equity ownership with co-investor and developer Brockwell Energy owning the remaining 50% stake. The Earls Gate facility is expected to commence operations in late 2021.

Other Business Development

During the first quarter of 2018, we acquired one environmental services business located in Toronto, Canada for approximately $4 million, expanding the capabilities and client service offerings of our CES business in Canada.

In March 2018, we received notice to proceed from the Department of Sanitation of New York City ("DSNY") to develop the infrastructure supporting the East 91st Street Marine Transfer Station ("MTS"). We expect to commence operations in the second quarter of 2019. The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and DSNY.

In September 2018, we acquired the Palm Beach Resource Recovery Corporation ("PBRRC") for $46 million. PBRRC holds long-term contracts for the operation and maintenance of two EfW facilities located in Palm Beach County, Florida.

In January 2019, we commenced construction of our first Total Ash Processing System located in Fairless Hills, Pennsylvania, adjacent to our metal processing facility. This technology separates the combined ash from EfW facilities into its component parts enabling increased recycling of small metal fractions and the recovery of aggregate for reuse as construction material while reducing the volume of ash requiring landfill disposal. Operational start-up is expected in the second half of 2019.

Contract Extensions

We reached agreements to extend several material contracts in 2018, including:

•	Service fee operating contract at our Huntington facility for an additional 5 years through 2024;

•	Service fee operating contract at our Huntsville facility for an additional 5 years through 2023;

•	Service fee operating contract at our Montgomery County facility for an additional 5 years through 2026; and

•	Power purchase agreement at our Marion County facility for an additional 15 years through 2034.

Other Significant Events

During 2018, we commenced a fleet optimization program with the goals of improving overall operating profit and cash flow from our portfolio, reducing risk, and focusing resources on our most profitable and strategically important businesses. We identified a population of EfW facilities where local market conditions, operating and maintenance costs, and other factors challenge facility economics, and we began exploring strategic alternatives for these assets, which may include contract renegotiation, sale, or facility closure. We anticipate that this program will continue over the next several years. The following activities occurred during 2018 as part of this effort:

•
During the second quarter of 2018, we made a decision to cease operations at our EfW facility in Warren County, New Jersey due to ongoing challenges with the economic performance of the facility. The shutdown is expected to occur in mid-2019. For further information see in Item 8. Financial Statements And Supplementary Data —Note 10. Supplementary Information.

•
In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million. For further information see in Item 8. Financial Statements And Supplementary Data —Note 4. Dispositions and Assets Held for Sale.

•
In September 2018, we amended our service agreement with the City of Long Beach, California. Under the amendment, the City of Long Beach will invest approximately $9 million and we will invest an additional $5 million for facility maintenance which will allow for opportunities to process higher-value waste. These capital investments aim to ensure continued sustainable operation of the facility.

In March of 2018, our service contract with Hennepin County to operate the Hennepin Energy Recovery Center expired.

Continuous Improvement

In 2018, we advanced our continuous improvement initiative utilizing Lean Six Sigma methodologies.  The focus of this data-driven effort is on achieving stable operations at high performance levels, improved process efficiency and standardization across all of our facilities.  We have established a team that includes external experts and internal top performers.  This effort advances beyond previous efficiency initiatives, and enhances and complements the outage optimization efforts that we have undertaken over the past several years.

Sustainability Goals

We continued to advance our performance against a series of sustainability goals aligned with our business goals and mission. Set in the areas of safety and health, environment, materials management, human resources, finance, governance, and community affairs, each goal has an assigned champion on our senior leadership team to ensure their full integration into our business. We believe attaining these goals helps us respond to our customers’ increasing interest in sustainability and the sustainable solutions we provide, mitigate certain risks, and gain a competitive advantage in business development opportunities.

ENERGY-FROM-WASTE-PROJECTS

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

We also operate and/or have ownership positions in environmental services businesses, transfer stations, and landfills (primarily for ash disposal) that are ancillary and complementary to our EfW projects and generate additional revenue from disposal or service fees.

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

The following summarizes the typical contractual and economic characteristics of the three project structures our EfW projects located in North America:

	Tip Fee	Service Fee (Covanta Owned)	Service Fee (Client Owned)
Number of facilities:	20	4	18
Client(s):	Host community and municipal and commercial waste customers	Host community, with limited merchant capacity in some cases	Dedicated to host community exclusively
Waste or service revenue:	Per ton “tipping fee”	Fixed fee, with performance incentives and inflation escalation
Energy revenue:	Covanta retains 100%	Share with client (Covanta retains approximately 20% on average)
Metals revenue:	Covanta retains 100%	Share with client (Covanta typically retains approximately 50%)
Operating costs:	Covanta responsible for all operating costs	Pass through certain costs to client (e.g. ash disposal)
Project debt service:	Covanta project subsidiary responsible	Paid by client explicitly as part of service fee	Client responsible for debt service
After service contract expiration:	N/A	Covanta owns the facility; clients have certain rights set forth in contracts; facility converts to Tip Fee or remains Service Fee with new terms	Client owns the facility; extend with Covanta or tender for new contract
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

Contracted and Merchant Revenue

We generated 75% of our waste and service revenue in 2018 under contracts at set rates, while 25% was generated at prevailing market prices. Our waste disposal / service contracts expire at various times between 2019 and 2038. As of December 31, 2018, the volume weighted average contract life of our service fee contracts and tip fee contracts is 9.4 and 5.3 years, respectively. Our energy contracts expire at various times between 2019 and 2034. As our contracts expire, we become subject to greater market risk in maintaining and enhancing our revenue. To date, we have been successful in extending the majority of our existing contracts to operate EfW facilities owned by public sector clients. We project the percentage of 2019 contracted waste and service revenue to approximate 2018 levels.

As our waste service agreements at facilities that we control expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenue to us. The expiration of existing energy contracts at these facilities will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. We expect that multi-year contracts for waste supply at these facilities will continue to be available on acceptable terms in the marketplace, at least for a substantial portion of facility capacity, as municipalities continue to value long-term committed and sustainable waste disposal capacity. We also expect that an increasing portion of system capacity will be contracted on a shorter-term basis, and so we will have more frequent exposure to waste market risk. We expect that multi-year contracts for energy sales will generally be less available than in the past, thereby increasing our exposure to energy market prices upon expiration. As our existing contracts have expired and our exposure to market energy prices has increased, we entered into hedging arrangements in order to mitigate our exposure to near-term (one to three years) revenue fluctuations in energy markets, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce in order to limit our energy revenue "at risk," and will not involve speculative energy trading.

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

In addition, we are focused on expanding our environmental service offerings through both organic growth and acquisitions. The acquisitions will allow us to establish a greater presence in the environmental services sector, expand the geographical sourcing of our waste streams and drive non-hazardous profiled waste volumes into our EfW facilities.  These acquired businesses typically accept waste under short-term contractual arrangements.

Summary information regarding our energy-from-waste operations located in North America is provided in the following table:

			Design Capacity
		Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Service Contract Expiration
	TIP FEE STRUCTURES
1.	Fairfax County (1)	Virginia	3,000	93.0	Owner/Operator
2.	Southeast Massachusetts (1)(2)	Massachusetts	2,700	78.0	Owner/Operator
3.	Delaware Valley (1)	Pennsylvania	2,688	87.0	Owner/Operator
4.	Hempstead	New York	2,505	72.0	Owner/Operator
5.	Indianapolis (3)	Indiana	2,362	6.5	Owner/Operator
6.	Niagara (3)	New York	2,250	50.0	Owner/Operator
7.	Essex County (1)	New Jersey	2,277	66.0	Owner/Operator
8.	Haverhill (1)	Massachusetts	1,650	44.6	Owner/Operator
9.	Union County (1)	New Jersey	1,440	42.1	Lessee/Operator
10.	Plymouth (1)	Pennsylvania	1,216	32.0	Owner/Operator
11.	Tulsa (1)(3)	Oklahoma	1,125	16.8	Owner/Operator
12.	Camden (1)	New Jersey	1,050	21.0	Owner/Operator
13.	Alexandria/Arlington (1)	Virginia	975	22.0	Owner/Operator
14.	Stanislaus County (1)	California	800	22.4	Owner/Operator
15.	Southeast Connecticut (1)(4)	Connecticut	689	17.0	Owner/Operator
16.	Bristol (1)	Connecticut	650	16.3	Owner/Operator
17.	Lake County	Florida	528	14.5	Owner/Operator
18.	Warren County (1)	New Jersey	450	13.5	Owner/Operator
19.	Springfield (1)	Massachusetts	400	9.4	Owner/Operator
20.	Pittsfield (3)	Massachusetts	240	0.9	Owner/Operator
	SERVICE FEE (COVANTA OWNED) STRUCTURES
21.	Onondaga County	New York	990	39.2	Owner/Operator	2035
22.	Huntington	New York	750	24.3	Owner/Operator	2024
23.	Babylon	New York	750	16.8	Owner/Operator	2019
24.	Marion County	Oregon	550	13.1	Owner/Operator	2019
	SERVICE FEE (CLIENT OWNED) STRUCTURES
25.	Pinellas County	Florida	3,150	75.0	Operator	2024
26.	Miami-Dade County (1)(2)	Florida	3,000	77.0	Operator	2023
27.	Honolulu (2)(5)	Hawaii	2,950	90.0	Operator	2032
28.	Lee County (5)	Florida	1,836	57.3	Operator	2024
29.	Montgomery County (1)(5)	Maryland	1,800	63.4	Operator	2026
30.	Hillsborough County	Florida	1,800	46.5	Operator	2029
31.	Long Beach	California	1,380	36.0	Operator	2024
32.	York County (1)	Pennsylvania	1,344	42.0	Operator	2035
33.	Palm Beach I	Florida	2,178	62.0	Operator	2029
34	Palm Beach II	Florida	2,740	95.0	Operator	2035
35.	Lancaster County (1) (3)	Pennsylvania	1,200	33.1	Operator	2032
36.	Pasco County	Florida	1,050	29.7	Operator	2024
37.	Harrisburg (1)	Pennsylvania	800	20.8	Operator	2032
38.	Burnaby	British Columbia, Canada	800	23.9	Operator	2025
39.	Huntsville (3)	Alabama	690	—	Operator	2023
40.	Kent County	Michigan	625	16.8	Operator	2023
41.	MacArthur	New York	486	12.0	Operator	2030
42.	Durham-York	Durham Region, Canada	480	17.4	Operator	2036
		SUBTOTAL	60,344	1,616.3

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
(4)This facility transitioned from a service fee (owned) to a tip fee contract effective February 2017.
(5)The client has a termination option under the service agreement.

Summary information regarding our equity investments in EfW projects outside of North America is provided in the following table:

			Design Capacity
	Project	Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest

1.	Dublin (1) (2)	Ireland	1,800	58.0	50% Owner/Operator
2.	Trezzo	Italy	500	18.0	13% Owner/JV Operator
3.	Earls Gate (1) (3)	UK	650	21.5	25% Owner (3)
		SUBTOTAL	2,950	97.5

(1)	For additional information see Item 8. Financial Statements and Supplementary Data- Note 3. New Business and Asset Management,-Green Investment Group Limited (“GIG”) Joint Ventures.

(2)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(3)
Facility currently under construction with operations expected to commence in late 2021. Covanta will provide technical oversight services during construction and operations. Waste secured under long-term agreements total 75% of capacity and 100% of electricity and steam output will be sold under a long-term agreement with industrial site host. The facility is designed to export steam at the equivalent electric output of 11 MW. The equivalent electric output is part of, not in addition to, the design capacity megawatts MW listed in the table above.

We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

Waste Services

Post-recycled municipal solid waste generation in the United States is approximately 250 million tons per year, of which the EfW industry processes approximately 12% (of which we process approximately three-quarters).

EfW is an important part of the waste management infrastructure of the United States, particularly in regions with high population density but limited availability of land for landfilling, with 75 facilities currently in operation that collectively process approximately 29 million tons of post-recycled solid waste and serve the needs of over 30 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of EfW is even more prevalent in Western Europe and many countries in Asia, such as Japan. China has doubled its EfW capacity over the past five years and plans to further expand capacity through 2020. Over 1,200 EfW facilities are in use today around the world, with a capacity to process approximately 260 million tons of waste per year. In the waste management hierarchies of the United States EPA and the European Union (“EU”), EfW is designated as a superior solution to landfilling.

Renewable Energy

Public policy in the United States, at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the United States, approximately 17% of electricity is generated from renewable sources, approximately half of which is hydroelectric power.

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

The following are various published pricing indices relating to the US economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not a precise correlation between our results and changes in these metrics.

	As of December 31,
	2018	2017	2016	2015
Consumer Price Index (1)	1.9%	2.1%	2.1%	0.7%
PJM Pricing (Electricity) (2)	$34.75	$28.84	$24.85	$36.00
NE ISO Pricing (Electricity) (3)	$44.06	$33.27	$29.74	$42.93
Henry Hub Pricing (Natural Gas) (4)	$3.17	$2.99	$2.52	$2.60
#1 HMS Pricing (Ferrous Metals) (5)	$328	$268	$197	$217
Scrap Metals - Old Cast Aluminum Scrap (6)	$0.57	$0.61	$0.57	$0.63

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the US Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for full year. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for full year. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for full year. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington, DC.

(5)	Average price per gross ton for full year. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price is published by American Metal Market.

(6)	Average price per pound for full year. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) published by American Metal Market.

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

Performance - Our EfW facilities have historically demonstrated consistent reliability; our average boiler availability was 91.2% in 2018. We have historically met our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors - Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, plant operating expense and safety and environmental performance.

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

We currently sell a portion of our electricity and other energy product output pursuant to contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output into competitive energy markets or pursuant to short-term contracts and, as such, generally expect to have a growing exposure to energy market price volatility.

We have entered into hedging arrangements in order to mitigate our exposure to this volatility, and we expect to continue to do so in the future. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce and will not involve speculative energy trading.

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

Several long-term trends are expected to affect US natural gas prices; including shale gas production, storage capacity, liquefied natural gas exports, regulation, coal plant retirements, as well as industrial, transportation and residential demand. Furthermore, regional natural gas prices, especially in the Northeast are expected to be affected by changes in regional production and transportation capacity.

We generally enter into short-term contracts for sales of recovered ferrous and non-ferrous metals with processors and end-users (i.e., mills). We compete with other suppliers who are generally not in the EfW industry and whose product may be less costly to process than metals from EfW sources. Recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions by the US and other countries. Recent efforts by the US government to place tariffs on imported steel and aluminum have increased domestic demand for our ferrous products. The ultimate impact of these tariffs is unclear, as retaliation to these tariffs by foreign counties could reduce or eliminate any benefits to us.

Markets for New Project Development - Market conditions for new EfW project development are generally more favorable in select International markets, such as the UK, as compared to the United States. This is due to a variety of factors which exist in these markets including higher prevailing market tip fees and/or energy revenues, the absence of available land for alternative disposal techniques (i.e., landfilling), and regulatory policy support which favors technologies such as EfW. Therefore, our ongoing EfW project development initiatives are generally outside of the United States. We have and expect to continue to pursue opportunities for project development in the United States, such as facilities for metals, ash processing and recycling, in order to enhance the efficiency and competitiveness of our EfW operations.

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”).  The parties negotiated a proposed agreement covering rights and obligations during a transition period and future relations between the UK on a range of issues, however, the proposed agreement was rejected by Britain's Parliament and the parties are considering next steps. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. (For further information see Item 8. Financial Statements and Supplementary Data - Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Venture).  The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically. As such, while Brexit may have some impact on construction costs for new UK EfW projects, we do not believe Brexit, if it occurs, will materially impact the key market and economic drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with GIG.

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

We believe that all forms of EfW technologies offer an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas and have developed new and cost-effective technologies that represented major advances in controlling NOx emissions. These technologies, for which patents have been granted, have been tested at existing facilities and we are now operating and/or installing such systems at a number of our facilities. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

A number of other companies are similarly engaged in new technology development focused on extracting energy from waste materials through a variety of technical approaches, including: gasification, pyrolysis or other combustion designs; converting waste to fuels or other commodities; or processing waste to enable co-firing in larger power plants or industrial boilers.  Firms engaged in these activities generally are less well-capitalized than Covanta, although some engage in joint ventures with larger and well-capitalized companies. To date, we believe such efforts have not produced technologies that offer economically attractive alternatives in the absence of policy support.

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

Domestic

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

Revised Ground Level Ozone Standards — On October 26, 2015, EPA published a final rule to revise and strengthen the National Ambient Air Quality Standards for ground-level ozone or “smog”. If implemented as published by EPA and affected states, this rule could impact changes to our existing air permits that we may pursue in the future.

International

Implementation of a revised Best Available Techniques Reference Document for Waste Incineration (BREF) — In the EU, legislation affects our business primarily in the form of “Directives” which are binding on member states and which are implemented through national enabling legislation. The EU is currently finalizing an Industrial Emissions Directive (the so-called “BREF Directive”) which will affect emissions from large industrial installations, including EfW facilities. Once finalized, this will impact future permitting of new facilities or expansions of existing facilities in member states, as well as other jurisdictions that base their requirements on EU Directives (which would include the UK if it leaves the EU). Based on the final draft proposal, we do not believe that the BREF Directive will have a material adverse effect on the Dublin EfW facility or our ability to execute on our plans to develop EfW projects in the UK.

Energy Regulation

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the technical and other criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources, such as waste, which meet certain size and other applicable requirements, referred to as “QFs”), under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). Each of our United States generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt from the relevant regulations, or the subsidiary owning the facility has been determined to be an EWG.

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

Under the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. Our generating companies in the United States that are not otherwise exempt from FERC’s rate regulation make sales of electricity pursuant to market-based rates or other rates authorized by FERC. With respect to our generating companies with market-based rate authorization, FERC has the right to suspend, revoke or revise that authority and require our sales of energy to be made on a cost-of-service basis if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, our market-based rate sellers are subject to certain market behavior and market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. Even where FERC has granted market-based rate authority, FERC may impose various market mitigation measures, including price caps, bidding rules and operating restrictions where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. A loss of, or an inability to obtain, market-based rate authority could have a material adverse impact on our business. We can offer no assurance that FERC will not revisit its policies at some future time with the effect of limiting market-based rate authority, regulatory waivers, and blanket authorizations.

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

Public Utility Holding Company Act of 2005 — PUHCA 2005 provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies, as defined in PUHCA 2005. We are a public utility holding company, but because all of our generating facilities have QF status, are otherwise exempt, or are owned through EWGs, we are exempt from the accounting, record retention, and reporting requirements of PUHCA 2005 and FERC’s right to access our books and records is limited in scope.

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

RTOs and ISOs — Many of our projects operate in or have access to organized energy markets, known as regional transmission organizations, or ("RTOs"), or independent system operators, or ("ISOs"). Each organized market subject to FERC jurisdiction administers centralized energy, capacity and ancillary services markets pursuant to tariffs approved by FERC. These tariffs and rules prescribe requirements on how the energy, capacity and ancillary service markets operate, how market participants bid, clear, are dispatched, make bilateral sales with one another, and how entities with market-based rates are compensated. Certain of these markets set prices, referred to as Locational Marginal Prices that reflect the value of energy, capacity or certain ancillary services, based upon geographic locations, transmission constraints, and other factors. Each market is subject to market mitigation measures designed to limit the exercise of market power. These market structures may affect the bidding, operation, dispatch and sale of energy, capacity and ancillary services from our projects that rely on competitive energy markets rather than PURPA’s avoided cost rates.

Policy Debate Regarding Climate Change and Renewable Energy

The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. Any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities emit CO2, however EfW is recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•avoids CO2 emissions from fossil fuel power plants;
•avoids methane emissions from landfills; and
•avoids GHG emissions from mining and processing metal because it recovers and recycles metals from waste.

In addition, EfW facilities are a resilient domestic source of baseload energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.

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

•
California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California to 1990 levels by 2020, through an economy-wide “cap-and-trade” program. EfW facilities were exempt from the cap-and-trade program through the end of 2017. Resolutions passed by the Board of the California Air Resources Board (“CARB”) direct the agency to provide transition assistance to EfW facilities beginning in 2018. The specific degree of assistance to be provided is uncertain at this time.

International Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage EfW projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

Historically, the EU has adopted legislation which requires member states to reduce the utilization of and reliance upon landfill disposal, including  (1) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill; and (2) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient energy-from-waste for the recovery of value from residual wastes.

In July 2018, the EU finalized its Circular Economy Package (CEP), amending several of the Directives described above to advance a more circular economy. Included within the CEP are the continued preference for efficient energy recovery over landfilling, increased targets for recycling and reuse, and new limits on landfilling.

With respect to the UK and its Brexit plans, we have studied and consulted with local experts regarding the potential regulatory impacts, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. (For further information see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management — Green Investment Group Limited (“GIG”) Joint Venture).  The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically, including with respect to the Directives described above.  As such, while we can provide no assurance, we do not believe Brexit, if it occurs, will materially impact the key regulatory drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with GIG.

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

EMPLOYEES
As of December 31, 2018, we employed approximately 4,000 full-time employees, the majority of which were employed in the United States. Approximately 7% of our employees are covered by collective bargaining agreements with various expiration dates through 2021.

EXECUTIVE OFFICERS OF THE REGISTRANT
A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2019.

Name and Title	Age	Experience
Stephen J. Jones President and Chief Executive Officer	57
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

Bradford J. Helgeson Executive Vice President and Chief Financial Officer	42
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

Michael J. de Castro Executive Vice President, Supply Chain	56
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

Derek W. Veenhof Executive Vice President, Asset Management	52
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

Timothy J. Simpson Executive Vice President, General Counsel and Secretary	60
Executive Vice President, General Counsel and Secretary since 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from 2004 to 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy from March 2004 to October 2004. Mr. Simpson joined Covanta in 1992.

Matthew R. Mulcahy Executive Vice President and Head of Corporate Development	55
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

Paul E. Stauder Senior Vice President and President, Covanta Environmental Solutions	53
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

Virginia D. Angilello Senior Vice President and Chief Human Resources Officer	49
Ms. Angilello was appointed Senior Vice President and Chief Human Resources Officer in 2018. Prior to joining Covanta, she worked for more than 17 years in roles of increasing responsibility at Honeywell International. Most recently, she served as Vice President, Human Resources for Performance Materials & Technologies (PMT), Integrated Supply Chain from 2015 to 2018. PMT was a $10 billion business within Honeywell, with more than 90 manufacturing facilities globally. Prior to this position she gained extensive experience in human resources leadership in both HR business partner and HR operations roles from 2007 - 2014, including having led the Honeywell HR Services, Global Operations teams.

Manpreet Grewal Vice President and Chief Accounting Officer	40
Vice President and Chief Accounting Officer since 2017. Prior to joining Covanta, he was the Senior Director, Global Financial & Operational Audits from 2016 through 2017 for Johnson Controls plc, a leading provider in building technologies and solutions and automotive batteries globally. Prior to this position, Mr. Grewal spent 13 years working in a variety of finance and accounting roles at Tyco International plc, prior to Tyco’s 2016 merger with Johnson Controls. From 2014 through 2015 Mr. Grewal was the Director, Internal Audit and from 2012 to 2013, he was the Sr. Manager, Accounting Research & Shared Processes for Tyco.

Item 1A. RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Exposure to energy, waste disposal, recycled metal and commodity prices may affect our results of operations.

Some of the electricity and steam we sell and all of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to each of these revenue categories could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.

We may experience volatility in the market prices and availability of commodities we purchase, such as reagents, chemicals and fuel. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair our cash flow and results of operations. We may not be successful in our efforts to mitigate our exposure to supply and price swings for these commodities.

Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations.

Our businesses are subject to extensive environmental laws and regulations by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs relating to compliance with these laws and regulations are material to our business. If our businesses fail to comply with these regulations, our cash flow and profitability could be adversely affected, and we could be subject to civil or criminal liability, damages and fines.

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

As we enter into contracts to provide new services or services through new or different methods, such as our waste transportation and disposal contract with New York City, our acquired environmental services businesses, or new facilities for processing metals and/or ash, we may face additional operating risks. These may include:

•performance by multiple contractors critical to our ability to perform under our new customer agreements;
•logistics associated with transportation of waste via barge, rail or other methods with which we have limited experience;
•reliance on joint venture parties or technology providers with whom we have limited experience; and
•risks associated with providing new materials handling or treatment services.

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

For the EfW facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2019 and 2038. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenue. We cannot assure that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past, and so after expiration of existing contracts we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Where we have leasehold interests, we cannot assure that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.

Significant policy shifts from the Trump Administration could have a material adverse effect on us.

The Trump Administration has made substantial changes in the areas of fiscal and tax policy, regulatory oversight of businesses, and restrictions on free trade, including significant increases in tariffs on goods imported into the United States, particularly from China. These changes and other similar proposals espoused by President Trump may result in changes to social, political, regulatory and economic conditions in the United States or in laws and policies affecting investment in countries where we currently conduct business, including retaliatory tariffs imposed by those countries. In addition, these changes could result in additional costs associated with growing our international business, and negative sentiments towards the United States among non-US customers and among non-US employees or prospective employees. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that while some policies adopted by the Trump administration will benefit us, others will negatively affect us.

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

We cannot assure that our cash flow from operations will be sufficient to service our indebtedness, which could have a material adverse effect on our financial condition.

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

We cannot assure that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material adverse effect on our financial condition.

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, the failure to comply with these covenants may result in a default under our credit facilities and other corporate debt. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such credit facilities, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, which could have a material adverse effect on our financial condition.

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

As of December 31, 2018, we had approximately $2.5 billion in long-term debt and project debt. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.

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

We have sought to participate in projects where the host country has allowed the convertibility of its currency into US dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. As and if we grow our business in other countries and enter new international markets, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects, as well as our reported results.

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

Our EfW facilities depend on solid waste for fuel, which provides a source of revenue. For some of our EfW facilities, the availability of solid waste to us, as well as the tipping fee that we charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other EfW facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation, and there may be further consolidation, in the solid waste industry that would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies, as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for processing at some of our EfW facilities and market pricing, which could have a material adverse effect on our results of operations.

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

We must satisfy performance and other obligations under contracts governing EfW facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by us. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.

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

Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it could have a material adverse effect on our cash flow, results of operations and financial condition.

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

For example, our businesses often rely on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure that such performance failures by third parties will not occur, or that if they do occur, such failures will not have a material adverse effect on the cash flows or profitability of our businesses.

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

The majority of our waste disposal facilities are located in the northeastern United States, primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could a regional waste generation rates and demand for waste management services provided by us. Adverse market developments caused by additional waste processing capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our profitability and cash generation.

Exposure to international economic and political factors may have a material adverse effect on our international businesses.

Our international operations expose us to political, legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to us from international projects.

The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•changes in law or regulations;
•changes in electricity pricing;
•changes in foreign tax laws and regulations;
•changes in United States federal, state and local laws, including tax laws, related to foreign operations;
•compliance with United States federal, state and local foreign corrupt practices laws;
•changes in government policies or personnel;
•changes in general economic conditions affecting each country, including conditions in financial markets;
•changes in treaties among countries affecting importation of equipment or movement of people across borders;
•changes in labor relations in operations outside the United States;
•political, economic or military instability and civil unrest;
•expropriation and confiscation of assets and facilities; and
•credit quality of entities that pay for our services or purchase our power.

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

Our ability to execute on our new project pipeline in the United Kingdom may be disrupted by Brexit.

There is currently substantial uncertainty regarding whether Brexit will occur, or if it does, whether any agreements negotiated as part of Brexit will have an adverse impact on the UK economy.  Depending on a variety of factors, which we are currently unable to predict, Brexit could have adverse consequences on our ability to implement our development plans in the UK.  This may include (i) disruptions in our ability to access the debt markets on favorable terms to finance our pipeline of new EfW projects in the UK, (ii)  increases in our construction costs where they include importing equipment or use of non-UK labor pools, (iii) decreases in the value of our operating investments because of a devaluation of the British pound against other currencies, and (iv) other adverse consequences that we can not presently predict because of material uncertainties in the path Brexit might take.

Risks Related to Information Systems Security
Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors or other types of risks, and may occur from inside or outside of our organization. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapid evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors. Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats. We have entered into agreements with third parties for hardware, software, telecommunications and other services in connection with our operations. Our operations depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software. However, if we are unable or delayed in maintaining, upgrading or replacing our IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays and/or increases in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

In addition, targeted attacks on our systems (or on systems of third parties that we rely on), failure or non-availability of a key IT system or a breach of security measures designed to protect our IT systems could result in disruptions to our operations through delays or the corruption and destructions of our data, personal injury, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, we must make continuous mitigation efforts, including: risk prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that our ability to monitor for or mitigate cybersecurity risks will be fully effective, and we may fail to identify cybersecurity breaches or discover them in a timely way.

Any significant compromise or breach of our data security, whether external or internal, or misuse of data, could result in significant costs, lost sales, fines and lawsuits, as well as damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign anti-corruption laws or regulations.

Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the US Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

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

If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenue or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure that revenue received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

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

Future impairment charges could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2018, we had $197 million of net operating loss carryforwards (“NOLs”). NOLs offset our consolidated taxable income and will expire in various amounts, if not used, between 2033 and 2037 The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and accelerating the date on which we may be otherwise obligated to pay incremental cash taxes.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2018, we owned, had equity investments in and/or operated 89 facilities consisting of 44 EfW operations, 16 transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), two wood waste (biomass) energy projects, one water (hydroelectric) energy project, one regional metals recycling facility and one ash processing facility (under construction). Principal projects are described above under Item 1. Business. Projects that we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,753 acres, of which 1,385 acres are owned and 368 acres are leased. We lease approximately 104,000 square feet for our headquarters in Morristown, New Jersey. In addition, we own 83 acres of undeveloped land in California.

We operate projects outside of the US and have offices located in Dublin, Ireland, UK and Shanghai, China, where we lease office space of approximately 6,180 square feet. As of December 31, 2018, we are the part owner/operator of two international projects with businesses conducted at properties that are either leased or have land rights aggregating to 12 acres. Principal projects are described above under Item 1. Business.

Item 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 17. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 8, 2019, there were approximately 661 holders of record of our common stock.

Share Repurchases

Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2018, the amount remaining under our currently authorized share repurchase program was $66 million. There were no repurchases made under our share repurchase program during the year ended December 31, 2018.

During the three months ended December 31, 2018, the Company withheld 126,202 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Performance Measurement Comparison

The following performance graph sets forth a comparison of the yearly percentage change in the Company’s cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones US Conventional Electricity Index**, and the Dow Jones US Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph below reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2013 and ending December 31, 2018.

The stockholder return reflected above is not necessarily indicative of future performance.

* The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries. Copyright 2019 Standard and Poor’s, Inc. All Rights Reserved.
** The Dow Jones US Waste & Disposal Services Index and the Dow Jones US Conventional Electricity Index are maintained by Dow Jones & Company, Inc. As described by Dow Jones, the Dow Jones US Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones US Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy. Copyright 2019 Dow Jones & Company. All Rights Reserved.

Item 6. SELECTED FINANCIAL DATA

The selected financial information presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Statements of Operations Data:
Operating revenue	$1,868	$1,752	$1,699	$1,645	$1,682
Operating expense	$1,805	$1,651	$1,590	$1,536	$1,528
Operating income	$63	$101	$109	$109	$154
Net income (loss) (1)	$152	$57	$(4)	$69	$(1)

Earnings (loss) per share: (1)
Basic	$1.17	$0.44	$(0.03)	$0.52	$(0.01)
Diluted	$1.15	$0.44	$(0.03)	$0.51	$(0.01)

Weighted average common shares outstanding:
Basic	130	130	129	132	130
Diluted	132	131	129	133	130

Cash dividend declared per share	$1.00	$1.00	$1.00	$1.00	$0.86
(1) The year ended December 31, 2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act. For further information see Item. 1. Business and Item 8. Financial Statements And Supplementary Data — Note 11. Income Taxes.

	As of December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$58	$46	$84	$94	$84
Property, plant and equipment, net	$2,514	$2,606	$3,024	$2,690	$2,607
Assets held for sale	$2	$653	$—	$—	$—
Total assets	$3,843	$4,441	$4,284	$4,234	$4,178
Long-term debt (incl. current portion)	$2,342	$2,349	$2,252	$2,263	$1,948
Project debt (incl. current portion)	$152	$174	$383	$198	$222
Liabilities held for sale	$—	$540	$—	$—	$—
Total liabilities	$3,356	$4,014	$3,815	$3,594	$3,394
Total stockholders' equity	$487	$427	$469	$638	$782

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy, LLC and its subsidiaries.

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in Item 8. Financial Statements and Supplementary Data of this Form 10-K. This discussion may contain forward-looking statements that anticipate results that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A. Risk Factors in this Form 10-K.

For a discussion of our facilities, the energy-from-waste process and the environmental benefits of EfW, see Item 1. Business.

We have one reportable segment which is comprised of our entire operating business. For additional information on our reportable segment, see Note 6. Business Segment and Geographic Information.

For a discussion of key strategies and the execution thereof in 2018, see Item 1. Business — Strategy and Execution on Strategy.

General Business Conditions

See Item 1. Business — Markets, Competition and Business Conditions for a discussion of factors affecting business conditions and financial results.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenue, expense and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 1. Business - Execution on Strategy, Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies, Note 3. New Business and Asset Management and Note 4. Dispositions and Assets Held for Sale our business development initiatives and acquisitions resulted in various transactions, which are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

The Results of Operations discussion below compares our revenue, expense and certain other items during each of the years presented.

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

RESULTS OF OPERATIONS — OPERATING INCOME

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,327	$1,231	$96
Energy revenue	343	334	9
Recycled metals revenue	95	82	13
Other operating revenue	103	105	(2)
Total operating revenue	1,868	1,752	116
OPERATING EXPENSE:
Plant operating expense	1,321	1,271	50
Other operating expense	65	51	14
General and administrative expense	115	112	3
Depreciation and amortization expense	218	215	3
Impairment charges	86	2	84
Total operating expense	1,805	1,651	154
Operating income	$63	$101	$(38)

Operating Revenue

Waste and Service Revenue

In millions:	Year Ended December 31,
	2018	2017	Variance
EfW tip fees	$624	$572	$52
EfW service fees	424	393	31
Environmental services	141	129	12
Municipal services (1)	207	194	13
Other	38	42	(4)
Intercompany	(107)	(99)	(8)
Total waste and service revenue	$1,327	$1,231	$96
(1) Consists of transfer stations and transportation component of our New York City waste transport and disposal contract.

EfW facilities - Tons (1) (in millions):	Year Ended December 31,
	2018	2017	Variance
Tip fee - contracted	8.9	8.0	0.9
Tip fee - uncontracted	2.1	2.1	—
Service fee	9.5	8.6	0.9
Total Tons	20.5	18.7	1.8
(1) Includes solid tons only. Certain amounts may not total due to rounding.

For the twelve month comparative period, waste and service revenue increased by $96 million, primarily driven by $72 million of organic growth, the start-up of the Dublin EfW facility in the fourth quarter of 2017, and the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018, partially offset by service contract transitions. Within organic growth, EfW tip fee revenue increased due to higher volume processed ($38 million), primarily from a full period of operations at the Fairfax County EfW facility (which was not operating for a majority of the comparative period in 2017), higher average revenue per ton ($20 million), and growth in environmental services ($12 million) and municipal services ($13 million). For additional information on our Fairfax County EfW facility, see Item 8. Financial Statements And Supplementary Data - Note 10. Supplementary Information.

Energy Revenue

In millions: (1)	Year Ended December 31,
	2018	2017	Variance
Energy sales	$291	$288	$3
Capacity	52	46	6
Total energy	$343	$334	$9
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Year Ended December 31,
Total EfW (in millions):	2018			2017			Variance
	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$49	1.3	20%	$23	0.8	13%	$26	0.5
Contracted	192	2.1	33%	216	2.5	41%	(24)	(0.4)
Hedged	101	3.1	47%	95	2.7	46%	6	0.4
Total EfW	$342	6.5	100%	$334	6.0	100%	$8	0.5
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the twelve month comparative period, energy revenue increased by $9 million, driven by a $25 million increase from higher production at EfW facilities as compared to prior year, primarily due to the Fairfax facility as discussed above, partially offset by lower market prices ($4 million), the expiration of long-term energy contracts ($5 million) and the deconsolidation of the Dublin EfW facility ($6 million). For additional information on the Dublin EfW facility see Item 8. Financial Statements and Supplementary Data - Note 4. Dispositions and Assets Held for Sale.

Recycled Metal Revenue

	Year Ended December 31,
	Metal Revenue (in millions)		Tons Sold (in thousands) (1)		Tons Recovered (in thousands)
	2018	2017	2018	2017	2018	2017
Ferrous Metal	$58	$48	333	302	424	396
Non-Ferrous Metal	37	34	31	31	49	38
Total	$95	$82
(1) Represents the portion of total volume that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.

For the twelve month comparative period, recycled metals revenue increased by $13 million, driven primarily by higher pricing for both ferrous ($5 million) and non-ferrous ($5 million) material and an increase in ferrous volume ($6 million), primarily due to a full year of operations at the Fairfax facility, partially offset by decreased volume of non-ferrous materials sold in the period ($2 million).

Other Operating Revenue

Other operating revenue decreased by $2 million for the twelve month comparative period due to the resale of purchased energy under contractual energy arrangements in 2017 at facilities that did not produce power in 2017 ($12 million), partially offset by higher construction revenue ($9 million).

Operating Expense

Plant Operating Expense

Consolidated (in millions):	Year Ended December 31,
	2018	2017	Variance
Plant maintenance (1)	$299	$311	$(12)
All other	1,023	960	63
Plant operating expense	$1,321	$1,271	$50
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expenses increased by $50 million for the twelve month comparable period, primarily due to costs related to growth in our Covanta Environmental Solutions business ($11 million) and our metals processing operations ($6 million), escalation of EfW same store expenses ($18 million), the start-up of the Dublin EfW facility in the fourth quarter of 2017 ($15 million), and the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($15 million), offset by contract transitions ($11 million).

Other Operating Expense

Other operating expenses increased by $14 million for the twelve month comparable period, primarily due to a gain from the settlement of our contract dispute with Hennepin County recognized in the prior year ($8 million), increased construction expenses ($9 million), partially offset by higher insurance recoveries which are recorded as a contra expense ($7 million). For additional information, see Item 8. Financial Statements And Supplementary Data - Note 10. Supplementary Information - Other Operating Expenses.

General and Administrative Expense

General and administrative expenses increased for the twelve month comparative period by $3 million primarily due to an increase in compensation expense of $7 million, partially offset by a decrease in outside consulting expense of $5 million.

Impairment Charges

During the year ended December 31, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is that, more likely than not, the assets will not be operated through their previously estimated economic useful lives. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the year ended December 31, 2018 of $86 million to reduce the carrying value of the assets to their estimated fair value.

RESULTS OF OPERATIONS — OPERATING INCOME

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance Increase (Decrease)
	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,231	$1,187	$44
Energy revenue	334	370	(36)
Recycled metals revenue	82	61	21
Other operating revenue	105	81	24
Total operating revenue	1,752	1,699	53
OPERATING EXPENSE:
Plant operating expense	1,271	1,177	94
Other operating expense	51	86	(35)
General and administrative expense	112	100	12
Depreciation and amortization expense	215	207	8
Impairment charges	2	20	(18)
Total operating expense	1,651	1,590	61
Operating income	$101	$109	$(8)

Operating Revenue

Waste and Service Revenue

In millions:	Year Ended December 31,
	2017	2016	Variance
EfW tip fees	$572	$551	$21
EfW service fees	393	406	(13)
Environmental services	129	104	25
Municipal services (1)	194	186	8
Other	42	36	6
Intercompany	(99)	(96)	(3)
Total waste and service revenue	$1,231	$1,187	$44
(1) Consists of transfer stations and transportation component of our New York City waste transport and disposal contract.

EfW facilities - Tons (1) (in millions):	Year Ended December 31,
	2017	2016	Variance
Tip fee - contracted	8.0	8.4	(0.4)
Tip fee - uncontracted	2.1	2.2	(0.1)
Service fee	8.6	8.9	(0.3)
Total Tons	18.7	19.5	(0.8)
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

Energy Revenue

In millions:(1)	Year Ended December 31,
	2017	2016	Variance
Energy sales	$288	$321	$(33)
Capacity	46	40	6
Other revenue	—	9	(9)
Total energy	$334	$370	$(36)
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided. Certain amounts may not total due to rounding.

	Year Ended December 31,
	2017			2016			Variance
Total EfW (in millions):	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue (1)	Volume(1), (2)	% of Total Volume	Revenue	Volume
At Market	$23	0.8	13%	$33	1.0	17%	$(10)	(0.2)
Contracted	216	2.5	41%	245	3.1	51%	(29)	(0.6)
Hedged	95	2.7	46%	83	1.9	32%	12	0.8
Total EfW	$334	6.0	100%	$361	6.0	100%	$(27)	—
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

Operating Expense

Plant Operating Expense

In millions:	Year Ended December 31,
	2017	2016	Variance
Plant maintenance (1)	$311	$279	$32
All other	960	898	62
Plant operating expense	$1,271	$1,177	$94
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

Other Operating Expense

Other operating expenses decreased by $35 million for the twelve month comparable period, primarily due to higher insurance recoveries of $26 million, which are recorded as a contra expense, and a gain of $8 million from the settlement of our contract dispute with Hennepin County. For additional information, see Item 8. Financial Statements And Supplementary Data - Note 10. Supplementary Information - Other Operating Expenses.

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

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Years Ended December 31, 2018, 2017 and 2016

Other Income (Expense):

	Year Ended December 31,			Variance Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(In millions)
Interest expense	$(145)	$(147)	$(138)	$2	$(9)
Gain (loss) on sale of business	217	(6)	44	223	(50)
Loss on extinguishment of debt	(15)	(84)	—	69	(84)
Other (expense) income, net	(3)	1	(1)	(4)	2
Total other income (expense)	$54	$(236)	$(95)	$290	$(141)

Interest expense increased by $9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the cost of non-recourse project subsidiary debt related to the Dublin EfW facility in the fourth quarter of 2017 following commencement of commercial operations. For additional information see Item 8. Financial Statements And Supplementary Data —Note 16. Consolidated Debt.

Gain (loss) on sale of business increased by $223 million for the year ended December 31, 2018 compared to the year ended

December 31, 2017, primarily due to the deconsolidation of the Dublin EfW facility which resulted in a gain of $204 million. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Assets Held for Sale.

Gain (loss) on sale of business for the year ended December 31, 2017 and 2016, is primarily due to the sale of our interests in China. For additional information see Item 8. Financial Statements And Supplementary Data — Note 4. Dispositions and Assets Held for Sale.

Loss on extinguishment of debt for the year ended December 31, 2018 is comprised of $12 million related to the redemption of our 2022 Senior Notes and $3 million related to the refinancing our tax-exempt bonds related to certain of our facilities in New York and Massachusetts. For additional information see Item 8. Financial Statements And Supplementary Data —Note 16. Consolidated Debt.

Loss on extinguishment of debt for the year ended December 31, 2017 is comprised of $13 million of charges related to the redemption of our 2020 Senior Notes and approximately $71 million in connection with the refinancing of our non-recourse project subsidiary debt related to the Dublin EfW facility. For additional information see Item 8. Financial Statements And Supplementary Data —Note 16. Consolidated Debt.

Equity in net income from unconsolidated investments

Equity in net income from unconsolidated investments increased by $5 million for the year ended December 31, 2018 due to a full year of operations of the Dublin EfW facility owned through a joint venture with GIG. As new international projects are completed over the next few years these investments will become a growing source of income and operating cash flow. For additional information see Item 8. Financial Statements And Supplementary Data — Note 13. Equity Method Investments

Income Tax (Benefit) Expense:

	Year Ended December 31,			Variance Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016

	(In millions, except percentages)
Income tax (benefit) expense	$(29)	$(191)	$22	$162	$(213)
Effective income tax rate	(25)%	142%	150%

The decrease in the effective tax rate for the year ended December 31, 2018, compared to the year ended December 31, 2017 is primarily due to the combined effects of (i) in 2017 there was a significant deferred tax revaluation due to tax reform which did not occur in 2018 (ii) no income tax associated with the gain from sale of our joint venture with GIG; (iii) the discrete tax benefits attributable to the New Jersey State Tax Law change and a state audit settlement.

The decrease in the effective tax rate for the year ended December 31, 2017, compared to the year ended December 31, 2016 is primarily due to the combined effects of (i) the recognition of tax benefit from the re-measurement of the deferred taxes and the estimated transition tax due to the enactment of the Act and (ii) the change from pre-tax income in 2016 to pre-tax loss in 2017.

For additional information see Item 8. Financial Statements And Supplementary Data — Note 11. Income Taxes.

Net Income (Loss) and Earnings Per Share:

	Year Ended December 31,			Variance Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016

	(In millions, except per share amounts)
Net Income (Loss)	$152	$57	$(4)	$95	$61

Earnings (Loss) Per Share:
Weighted Average Shares:
Basic:	130	130	129	—	1
Diluted:	132	131	129	1	2
Earnings (Loss) Per Share:
Basic:	$1.17	$0.44	$(0.03)	$0.73	$0.47
Diluted:	$1.15	$0.44	$(0.03)	$0.71	$0.47

Cash Dividend Declared Per Share (1)	$1.00	$1.00	$1.00	$—	$—

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

We use Adjusted EBITDA to provide additional ways of viewing aspects of operations that, when viewed with the GAAP results provide a more complete understanding of our core business. As we define it, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income including the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, adjustments to reflect the Adjusted EBITDA from our unconsolidated investments, adjustments to exclude significant unusual or non-recurring items that are not directly related to our operating performance plus adjustments to capital type expenses for our service fee facilities in line with our credit agreements. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends. As larger parts of our business are conducted through unconsolidated investments that we do not control, we adjust EBITDA for our proportionate share of the entity's depreciation and amortization, interest expense and taxes in order to improve comparability to the Adjusted EBITDA of our wholly owned entities.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016, respectively, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Year Ended December 31,
Adjusted EBITDA	2018	2017	2016
Net income (loss) (a)	$152	$57	$(4)
Depreciation and amortization expense	218	215	207
Interest expense	145	147	138
Income tax (benefit) expense (a)	(29)	(191)	22
Impairment charges (b)	86	2	20
(Gain) loss on sale of business (c)	(217)	6	(44)
Loss on extinguishment of debt (d)	15	84	—
Property insurance recoveries, net (e)	(18)	(2)	—
Capital type expenditures at client owned facilities (f)	37	55	39
Debt service billings (less than) in excess of revenue recognized	(1)	5	4
Business development and transaction costs	3	5	2
Severance and reorganization costs	5	1	3
Non-cash compensation expense	24	18	16
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	23	—	—
Other (g)	14	6	7
Adjusted EBITDA	$457	$408	$410

(a)
The year ended December 31, 2017 includes a provisional net tax benefit of $183 million ($1.40 per diluted share) associated with the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 11. Income Taxes.

(b)
During the year ended December 31, 2018, we identified indicators of impairment associated with certain of our EfW facilities and recorded a non-cash impairment charge of $86 million to reduce the carrying value of the facilities to their estimated fair value.

During the year ended December 31, 2016, we recorded a non-cash impairment totaling $20 million which primarily consisted of $13 million related to the previously planned closure of our Pittsfield EfW facility in March 2017, which we now continue to operate, and $3 million related to an investment in a joint venture to recover and recycle metals.

(c)
During the year ended December 31, 2018, we recorded a $7 million gain on the sale of our equity interests in Koma Kulshan, a $204 million gain on the sale of 50% of our Dublin EfW facility to our joint venture with the Green Investment Group Limited and a $6 million gain on the sale of our remaining interests in China.

During the year ended December 31, 2017, we recorded a $6 million charge for indemnification claims related to the sale of our interests in China, which was completed in 2016.
During the year ended December 31, 2016, we recorded a $41 million gain on the sale of our interests in China.

(d)
During the year ended December 31, 2018, we recorded a $3 million loss related to the refinancing of our tax-exempt bonds and a $12 million loss related to the redemption of our redemption of our 2022 Senior Notes. See Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

During the year ended December 31, 2017, we recorded a $71 million loss related to our Dublin debt refinancing and a $13 million loss related to the redemption of our 2020 Senior Notes.

(e)
During the year ended December 31, 2018 we recorded a $18 million property insurance gain related to our property insurance recoveries at Fairfax. See Item 8. Financial Statements And Supplementary Data — Note 10. Supplementary Information.

(f)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of capital equipment related expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015 and are capitalized at facilities that we own.

(g)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2018	2017	2016
Cash flow provided by operating activities	$238	$242	$264
Cash paid for interest, net of capitalized interest	136	132	135
Cash paid for taxes	2	—	(6)
Capital type expenditures at service fee operated facilities (a)	37	55	39
Equity in net income from unconsolidated investments	6	1	4
Dividends from unconsolidated investments	(13)	(2)	(2)
Adjustment for working capital and other	28	(20)	(24)
Adjusted EBITDA	$457	$408	$410

(a)	See Adjusted EBITDA - Note (f) above.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

Supplementary Financial Information — Adjusted Earnings Per Share (“Adjusted EPS”) (Non-GAAP Discussion)

We use a number of different financial measures, both United States generally accepted accounting principles (“GAAP”) and non-GAAP, a financial measure as defined by the Securities and Exchange Commission (“SEC”), in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Adjusted EPS, which is non-GAAP. The non-GAAP financial measure of Adjusted EPS is not intended as a substitute or as an alternative to diluted earnings per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. We use the non-GAAP financial measure of Adjusted EPS to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EPS for the years ended December 31, 2018, 2017 and 2016, respectively, reconciled for each such period to diluted earnings per share, which is believed to be the most directly comparable measure under GAAP (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Diluted earnings (loss) per share	$1.15	$0.44	$(0.03)
Reconciling items (1)	(1.25)	(0.81)	(0.03)
Adjusted EPS	$(0.10)	$(0.37)	$(0.06)
(1) Additional information is provided in the Reconciling Items table below.

	Year Ended December 31,
	2018	2017	2016
Reconciling Items
Impairment charges (a)	86	2	20
(Gain) loss on sale of business (a)	(217)	6	(44)
Property insurance recoveries, net	(18)	(2)	—
Severance and reorganization costs	5	1	2
Loss on extinguishment of debt (a)	15	84	—
Effect on income of derivative instruments not designated as hedging instruments	—	—	2
Effect of foreign exchange loss on indebtedness	3	(2)	(1)
Other	(1)	1	—
Total Reconciling Items, pre-tax	(127)	90	(21)
Pro forma income tax impact (b)	(19)	(4)	2
Adjustment to uncertain tax positions	—	—	14
Grantor trust activity	—	(9)	1
Impact of New Jersey state tax law change	(19)	—	—
Impact of federal tax reform rate change (a)	—	(204)	—
Transition tax (a)	—	21	—
Total reconciling Items, net of tax	$(165)	$(106)	$(4)
Diluted per share impact	$(1.25)	$(0.81)	$(0.03)
Weighted average diluted shares outstanding	132	131	129

(a)	For additional information, see Adjusted EBITDA above.

(b)	We calculate the federal and state tax impact of each item using the statutory federal tax rate and applicable blended state rate.

BUSINESS OUTLOOK

In 2019 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, new project development and construction, acquisitions, and the organic growth of earnings and cash flow generated by our existing assets. In order to drive organic growth, we will be focused on growing our environmental services and profiled waste businesses, enhanced metals recovery and centralized processing, ash management, continuous improvement using Lean Six Sigma concepts, and managing facility production and operating costs.

In 2019, the following specific factors are expected to impact our financial results as compared to 2018 (as measured by Adjusted EBITDA):

Positive factors include:

•	A full year contribution from the acquisition of the Palm Beach operating contracts;

•	The expected start up of the Manhattan marine transfer station; and

•	Improving waste tip fee prices and increased volumes of profiled waste.

Negative factors include:

•	The impact of lower energy capacity payments; and

•
Higher other operating expenses due to the receipt in 2018 of insurance proceeds (recorded as a contra-expense) relating to the 2017 fire in the front end receiving portion of the Fairfax County energy from waste facility.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our Revolving Credit Facility, which we believe, will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 8. Financial Statements And Supplementary Date - Note 16. Consolidated Debt.

In 2019, we expect to generate net cash from operating activities which may not alone meet all of our cash requirements for both capital expenditures to maintain our existing assets, debt services and for ongoing dividends to shareholders, in which case we would utilize our Revolving Credit Facility on an interim basis. See Results of Operations - Business Outlook above for discussion of the factors impacting our 2019 business outlook. When and as necessary, we expect to utilize a combination of cash and cash equivalents on hand, cash expected to be generated from future operations and our Revolving Credit Facility to fund our portion of project equity investments required for the project development pipeline in the UK. We also intend to utilize expected cash flows from operations and borrowings under our Revolving Credit Facility to fund all other growth investments in our business, as necessary.

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of December 31, 2018. Further, we do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs.

As of December 31, 2018, Covanta Energy had $1.3 billion in senior secured credit facilities consisting of a $900 million revolving credit facility (the “Revolving Credit Facility”) and a $400 million term loan (the “Term Loan”) both expiring August 2023 (collectively referred to as the "Credit Facilities"). As of December 31, 2018, our potential sources of near-term liquidity included (in millions):

As of December 31, 2018
Cash	$58
Unutilized capacity under the Revolving Credit Facility	449
Total cash and unutilized capacity under the Revolving Credit Facility	$507

In addition, as of December 31, 2018, we had restricted cash of $47 million, of which $16 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. For additional information on restricted funds held in trust, see Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies - Restricted Funds Held in Trust.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.

The following summarizes our key financing activities completed during the year ended December 31, 2018:

•
In October 2018, we sold $400 million aggregate principal amount of Senior Notes due 2027. We used the net proceeds along with cash on hand and direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our Senior Notes due 2022 on November 5, 2018. For additional information see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt- Tax-Exempt Bond Refinancing.

•
In September 2018, we issued $335 million new tax exempt bonds to refinance outstanding tax exempt bonds of the same amounts and maturities related to our facilities in New York and Massachusetts. The new bonds are unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries, whereas the previous bonds were guaranteed by our subsidiary, Covanta Energy LLC. The transaction lowered the weighted average coupon on the bonds by over 40 basis points, and as a result of the removal of upstream subsidiary guarantees, lowered the leverage ratio under our senior secured credit facilities, which will result in a corresponding reduction in the cost of borrowings under the revolving credit facility by a further 12.5 basis points. For additional information see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt- Tax-Exempt Bond Refinancing.

•	In August 2018, we amended and restated Covanta Energy's Credit Facilities. For additional information see Item 1. Financial Statements - Note 16. Consolidated Debt - Credit Facility Refinancing.

•
In June 2018, we issued 5.00% tax-exempt corporate bonds totaling $30 million. Net proceeds from the offerings were used to finance certain capital expenditures at our Virginia facilities. For additional information see Item 1. Financial Statements - Note 16. Consolidated Debt - Virginia Tax-Exempt Bonds.

•
In February 2018, we applied a portion of the net proceeds from the sale of 50% of our Dublin EfW facility to repay borrowings under the Revolving Credit Facility. For additional information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Venture.

Share Repurchases and Dividends

For additional information on share repurchases see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS").

Sources and Uses of Cash Flow

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Net cash provided by operating activities for the year ended December 31, 2018 decreased $4 million from the prior year period. The net decrease was due to a net cash outflow related to changes in working capital, primarily accounts payable, offset by improved operating performance as discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations and dividends received from our equity method investments.

Net cash used in investing activities for the year ended December 31, 2018 decreased $150 million from the prior year period. The net decrease in cash used was principally attributable to proceeds received from the sale of 50% of our Dublin EfW facility in 2018, as well as reduced purchases of property plant and equipment, primarily related to the construction of the Dublin EfW facility which was completed in the third quarter of 2017.

Net cash used in financing activities for the year ended December 31, 2018 increased $229 million from the prior year period primarily due to the repayment of borrowings under our Revolving Credit Facility with the proceeds from the sale of 50% of our Dublin EfW facility as noted above, as well as decreased net borrowings related to the construction of the Dublin EfW facility.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2017 decreased $22 million from the prior year period. The decrease was primarily due to the operating performance as discussed in Management Discussion and Analysis of Financial Condition and Results of Operations above.

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

Net cash provided by financing activities for the year ended December 31, 2017 decreased $112 million from the prior year period primarily due to higher net borrowings under our Revolving Credit Facility of $107 million.

Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Free Cash Flow which is a non-GAAP measure as defined by the SEC. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting its usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use the non-GAAP financial measures of Free Cash Flow as criteria of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available to make acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our shareholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the years ended December 31, 2018, 2017 and 2016, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2018	2017	2016

Net cash provided by operating activities	$238	$242	$264
Add: Changes in restricted funds - operating (a)	4	1	22
Less: Maintenance capital expenditures (b)	(142)	(111)	(110)
Free Cash Flow	$100	$132	$176

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

The following table provides the components of total purchases of property, plant and equipment (in millions):

	Year Ended December 31,
	2018	2017	2016
Maintenance capital expenditures	$(142)	$(111)	$(110)
Net maintenance capital expenditures paid but incurred in prior periods	(1)	5	—

Capital expenditures associated with construction of Dublin EfW facility	(22)	(117)	(162)
Capital expenditures associated with organic growth initiatives	(24)	(37)	(79)
Capital expenditures associated with the New York City contract	(13)	—	(3)
Total capital expenditures associated with growth investments	(59)	(154)	(244)
Capital expenditures associated with property insurance events	(4)	(17)	(5)
Total purchases of property, plant and equipment	$(206)	$(277)	$(359)

(c) Total growth investments represents investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

Capital expenditures associated with growth investments	(59)	(154)	(244)
UK business development projects	(5)	(3)	—
Investment in equity affiliate	(16)	—	—
Asset and business acquisitions, net of cash acquired	(50)	(17)	(9)
Total growth investments	(130)	(174)	(253)

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

	As of December 31,
	2018	2017
	(in millions)
Domestic	$19	$11
International	39	35
Total Cash and Cash Equivalents	$58	$46

Credit Facilities

As of December 31, 2018, Covanta Energy’s senior secured credit facilities consist of a $900 million revolving credit facility (the “Revolving Credit Facility”) and a $395 million term loan (the “Term Loan”) both expiring 2023 (collectively referred to as the "Credit Facilities"). For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

Consolidated Debt

The face value of our consolidated debt is as follows (in millions):

	As of December 31,
	2018	2017
Corporate Debt:
Revolving credit facility	$212	$445
Term loan due 2019	—	191
Term loan due 2023	395	—
Senior notes	1,200	1,200
Tax-exempt bonds	494	464
Equipment financing capital leases	64	69
Total corporate debt (including current portion)	$2,365	$2,369

Project Debt:
Domestic project debt - service fee facilities	$58	$68
Domestic project debt - tip fee facilities	3	9
Union County EfW facility capital lease	89	94
Total project debt (including current portion)	150	171
Total Debt Outstanding	$2,515	$2,540

For a detailed description of the terms of the debt instruments noted in the table above, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions.

Contractual Obligations

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2018.

(In millions)	Total	Payments Due by Period
		2019	2020 and 2021	2022 and 2023	2024 and Beyond
RECORDED LIABILITIES:
Project debt (1)	$150	$19	$16	$18	$97
Long-term debt (1)	2,301	10	20	577	1,694
Equipment financing capital leases (1)	64	5	12	12	35
Uncertainty in income tax obligations (2)	41	6	3	1	31
Interest payments	1,385	145	282	262	696
Purchase obligations (3)	22	22	—	—	—
Operating leases	78	11	17	14	36
Retirement plan obligations (4)	2	—	—	1	1
Total obligations	$4,043	$218	$350	$885	$2,590

(1)	For a detailed description of the terms of the debt instruments , see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

(2)	Accounting for uncertainty in income tax obligations is based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

(3)
Purchase obligations relate to capital commitments related to our New York City waste transport and disposal contract. See Item 8. Financial Statements And Supplementary Data — Note 17. Commitments and Contingencies for additional information.

(4)	Retirement plan obligations are based on actuarial estimates for our non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2018.

Other Commitments

Other commitments as of December 31, 2018 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$239
Surety bonds	180
Total other commitments — net	$419
We have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and/or operate certain energy-from-waste facilities. To date, we have not incurred material liabilities under our guarantees.

For additional information on other commitments, see Item 8. Financial Statements And Supplementary Data — Note 17. Commitments and Contingencies - Other Matters.

Other Factors Affecting Liquidity

Our capital structure includes obligations with various maturity dates. Depending upon market conditions and general business requirements at the time we refinance these obligations, our choice of refinancing structure could materially increase or decrease our annual cash interest expense in future periods

A substantial rise in the price of power may require us to post additional collateral, in the form of cash or letters of credit, to support hedging arrangements entered into under our energy risk management program. Such collateral posting requirements have been immaterial to date. We only enter into hedging transactions related to physical power generation, therefore we expect that any increase in obligations to hedge counterparties resulting from a rise in power prices would effectively be offset by corresponding increases in physical power sales, and as such we believe that any resulting collateral requirements would not have a material effect on our financial condition.

Insurance Coverage

We periodically review our insurance programs to ensure that our coverage is appropriate for the risks associated with our business. We have obtained insurance for our employees, assets and operations that provide coverage for what we believe are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which we believe to be appropriate. However, the insurance obtained does not cover us for all possible losses, and coverage available in the market may change over time.

Off-Balance Sheet Arrangements

We are party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. We generally use operating lease treatment for all of the foregoing arrangements. A summary of our operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 9. Operating Leases.

We have investments that are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of December 31, 2018 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin EfW (Ireland) (1)	$475	50%	$238	Operational
Earls Gate (UK) (2) (3)	—	25%	—	Under construction
Total	$475		$238

(1)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)	We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate.

(3)	The total estimated project cost is £210 million ($267 million), £147 million ($187 million) is financed through non-recourse project-based debt, which was undrawn upon as of December 31, 2018.

For additional information on our unconsolidated equity investments see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 13. Equity Method Investments.

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
Revenue and Expense Recognition

The Company recognizes revenue in accordance with the ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. Revenue is recognized by applying the five steps described below:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligation in the contract.
 Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Covanta adopted the accounting standard on January 1, 2018.

When a performance obligation is satisfied over time, the output or input method may be used to determine an appropriate method of progress. The Output method recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The input method utilizes the entities inputs towards the satisfaction of a performance obligation (for example, costs incurred). Both methods may include estimates within the transaction price, contracts with customers may contain different types of variable consideration that we estimate through probability based approaches. There are certain constraining factors relating to Variable consideration that may preclude us from booking revenue in order to prevent over estimating revenue. Determining whether a factor is constrained requires judgment.

There is a degree of uncertainty that exists in determining the variable component of consideration in a contract. A significant revenue reversal is not expected but amounts recognized for revenue are adjusted based on actual performance obligations delivered which will cause fluctuations in operating income recognized.

Further estimates may change on long term construction contracts based on better information becoming available which can cause fluctuations in revenue and operating income.

 Purchase Accounting

We allocate acquisition purchase prices to identified tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The fair value estimates used reflect our best estimates for the highest and best use by market participants.

These estimates are subject to uncertainties and contingencies. For example, we use the discounted cash flow method to estimate the value of many of our assets, which entails developing projections of future cash flows.

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
Equity Method Investments

We evaluate our equity investments to determine if we have the ability to exercise significant influence over the entity but not control, generally assumed to be 20%-50% ownership. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings or losses of these companies. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach.

The determination and degree of our ability to control, or exert significant influence over, an entity involves the use of judgment. The consolidation guidance requires qualitative and quantitative analysis to determine whether our involvement, through holding interests directly or indirectly in an entity, would give us the ability to exercise significant influence over an entity but not control.

Subsequent changes to the interests of the entity through equity ownership levels or otherwise may require a reassessment of our conclusions of whether we have the ability to exercise significant influence over the entity but not control. If upon a reassessment event we were determined to control the entities, consolidation would be required. Summarized financial information of equity method investments is included in Item 8. Financial Statements And Supplementary Data — Note 13. Equity Method Investments.

Long-lived Assets

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

When determining the fair value of our asset groupings for impairment assessments, we make assumptions regarding their fair values which are dependent on estimates of future cash flows, discount rates, and other factors.
Future events or changes in circumstances may occur that require another assessment in future periods based on cash flows and discount rates in effect at that time.

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Goodwill

As of December 31, 2018, we had $321 million of goodwill recorded in our one reportable segment, which is comprised of two reporting units (see Item 8. Financial Statements And Supplementary Data — Note 15. Intangible Assets and Goodwill). We evaluate our goodwill annually and when an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. We have the option to perform our initial assessment over the possible impairment of goodwill either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price). During the fourth quarter of 2018 we performed the required annual impairment review of our recorded goodwill through a quantitative assessment and determined that there was no indication of impairment as the fair value of our reporting units exceeded their carrying values.

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

We use actuarial methods which consider a number of factors to estimate our ultimate cost of losses. Our insurance reserves and medical liability accrual was $16 million as of December 31, 2018 and 2017.

Our liabilities could be significantly affected if future occurrences or loss developments differ from our estimates of both claims filed and losses incurred but not yet reported.

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Deferred Tax Assets

As described in Item 8. Financial Statements And Supplementary Data — Note 11. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2033 through December 31, 2037, if not used.

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We estimated a valuation allowance of approximately $73 million to offset our deferred tax assets related to NOLs and our tax credit carryforward balance.

The amount was estimated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected, to the extent it is reasonably predictable.
Judgment is involved in assessing whether a valuation allowance is required on our deferred tax assets.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act.

We re-measured our US deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. As of December 31, 2017, the provisional amount recorded related to the re-measurement of our deferred tax balance was $204 million of tax benefit. This amount is materially correct and there was no adjustment required in the year ended December 31, 2018.

As of December 31, 2017, the provisional amount recorded for the transition tax was $21 million of tax liability. During the year ended December 31, 2018 we recorded a $1 million additional tax expense related to the transition tax.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements And Supplementary Data — Note 2. Recent Accounting Pronouncements for a summary of new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2018. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 12. Financial Instruments and Note 14. Derivative Instruments.

Commodity Price Risk

Waste Price Risk

We have some protection against fluctuations in fuel (municipal waste) price risk because approximately 75% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, certain amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our energy-from-waste facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.

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

Recycled Metals Price Risk

We recover and sell ferrous and non-ferrous metals, with pricing linked to related commodity indices. Therefore, our metals revenue is completely exposed to market price fluctuations. A 10% change in the current market rates would impact recycled metals revenue by approximately $6 million and $4 million for ferrous and non-ferrous, respectively. We are currently unable to mitigate this exposure effectively either via long-term pricing contracts or with hedging instruments as there are limited options to enter into such arrangements for this segment of the market.

Interest Rate Risk

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the London Interbank Offered Rate (“LIBOR”), or a comparable or successor rate, plus 1.00%. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt. As of December 31, 2018, the outstanding balance of the Term Loan and the Revolving Credit Facility was $394 million and $212 million, respectively. We have not entered into any interest rate hedging arrangements against these balances. A hypothetical increase of 1% in the underlying December 31, 2018 market interest rates would result in a potential reduction to twelve-month future pre-tax earnings and cash provided by operations of approximately $6 million, based on balances outstanding as of December 31, 2018. For details, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

Foreign Currency Exchange Rate Risk

We have operations and investments in various foreign markets, including Canada, Ireland, the UK and Italy. As and to the extent we grow our international business, we expect to invest in foreign currencies to pay either for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact both the amount we are required to invest in new projects as well as our financial returns on these projects and our reported results. See Item 8. Financial Statements And Supplementary Data — Note 13. Equity Method Investments for further discussion.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

Iselin, New Jersey
February 19, 2019

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$1,327	$1,231	$1,187
Energy revenue	343	334	370
Recycled metals revenue	95	82	61
Other operating revenue	103	105	81
Total operating revenue	1,868	1,752	1,699
OPERATING EXPENSE:
Plant operating expense	1,321	1,271	1,177
Other operating expense, net	65	51	86
General and administrative expense	115	112	100
Depreciation and amortization expense	218	215	207
Impairment charges	86	2	20
Total operating expense	1,805	1,651	1,590
Operating income	63	101	109
OTHER INCOME (EXPENSE)
Interest expense	(145)	(147)	(138)
Gain (loss) on sale of business	217	(6)	44
Loss on extinguishment of debt	(15)	(84)	—
Other (expense) income, net	(3)	1	(1)
Total other income (expense)	54	(236)	(95)
Income (loss) before income tax benefit (expense) and equity in net income from unconsolidated investments	117	(135)	14
Income tax benefit (expense) (Note 11)	29	191	(22)
Equity in net income from unconsolidated investments	6	1	4
NET INCOME (LOSS)	$152	$57	$(4)

Weighted Average Common Shares Outstanding:
Basic	130	130	129
Diluted	132	131	129

Earnings (Loss) Per Share:
Basic	$1.17	$0.44	$(0.03)
Diluted	$1.15	$0.44	$(0.03)

Cash Dividend Declared Per Share:	$1.00	$1.00	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$152	$57	$(4)
Foreign currency translation, net of tax expense of $0, $0 and $0, respectively	1	17	(7)
Net unrealized gain (loss) on derivative instruments, net of tax benefit of $2, $0 and $8, respectively	21	(10)	(21)
Other comprehensive income (loss)	22	7	(28)
Comprehensive income (loss)	$174	$64	$(32)

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$58	$46
Restricted funds held in trust	39	43
Receivables (less allowances of $8 and $14, respectively)	338	341
Prepaid expenses and other current assets	62	73
Assets held for sale	2	653
Total Current Assets	499	1,156
Property, plant and equipment, net	2,514	2,606
Restricted funds held in trust	8	28
Intangible assets, net	279	287
Goodwill	321	313
Other assets	222	51
Total Assets	$3,843	$4,441
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$15	$10
Current portion of project debt	19	23
Accounts payable	76	151
Accrued expenses and other current liabilities	333	313
Liabilities held for sale	—	540
Total Current Liabilities	443	1,037
Long-term debt	2,327	2,339
Project debt	133	151
Deferred income taxes	378	412
Other liabilities	75	75
Total Liabilities	3,356	4,014
Commitments and Contingencies (Note 17)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	841	822
Accumulated other comprehensive loss	(33)	(55)
Accumulated deficit	(334)	(353)
Treasury stock, at par	(1)	(1)
Total Equity	487	427
Total Liabilities and Equity	$3,843	$4,441
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:	(In millions)
Net income (loss)	$152	$57	$(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	218	215	207
Amortization of long-term debt deferred financing costs	5	7	6
(Gain) loss on sale of business	(217)	6	(44)
Impairment charges	86	2	20
Loss on extinguishment of debt	15	84	—
Provision for doubtful accounts	2	9	2
Stock-based compensation expense	24	18	16
Equity in net income from unconsolidated investments	(6)	(1)	(4)
Deferred income taxes	(31)	(193)	21
Dividends from unconsolidated investments	13	2	2
Other, net	(10)	(13)	(1)
Change in working capital, net of effects of acquisitions:
Receivables	7	(27)	(19)
Prepaid and other current assets	(3)	5	17
Accounts payable and accrued expenses	(16)	66	43
Changes in noncurrent assets and liabilities, net	(1)	5	2
Net cash provided by operating activities	238	242	264
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(206)	(277)	(359)
Acquisition of businesses, net of cash acquired	(50)	(16)	(9)
Proceeds from asset sales	128	4	109
Property insurance proceeds	18	8	3
Payment of indemnification claim from sale of asset	(7)	—	—
Investment in equity affiliate	(16)	—	—
Other, net	(6)	(8)	2
Net cash used in investing activities	(139)	(289)	(254)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW – (Continued)

	For the Year Ended December 31,
	2018	2017	2016
	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	1,165	400	—
Proceeds from borrowings on revolving credit facility	740	952	744
Proceeds from insurance premium financing	25	24	—
Payments of equipment financing capital lease	(5)	(5)	(4)
Proceeds from borrowings on Dublin project financing	—	643	159
Payment related to Dublin interest rate swap	—	(17)	—
Payments on the Dublin Convertible Preferred	—	(132)	—
Payments on long-term debt	(939)	(415)	(4)
Payments on revolving credit facility	(973)	(850)	(749)
Payments on project debt	(23)	(382)	(51)
Payments of deferred financing costs	(16)	(21)	(6)
Payment of Dublin financing costs	—	(19)	—
Cash dividends paid to stockholders'	(134)	(131)	(131)
Common stock repurchased	—	—	(20)
Payment of insurance premium financing	(24)	(4)	—
Other, net	(5)	(3)	(10)
Net cash (used in) provided by financing activities	(189)	40	(72)
Effect of exchange rate changes on cash and cash equivalents	1	7	—
Net decrease in cash, cash equivalents and restricted cash	(89)	—	(62)
Cash, cash equivalents and restricted cash at beginning of period	194	194	256
Cash, cash equivalents and restricted cash at end of period	105	194	194
Less: cash, cash equivalents and restricted cash of assets held for sale at end of period	—	77	—
Cash, cash equivalents and restricted cash at end of period	$105	$117	$194

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58	$46	$84
Restricted funds held in trust- short term	39	43	56
Restricted funds held in trust- long term	8	28	54
Total cash, cash equivalents and restricted cash	$105	$117	$194

Cash Paid for Interest and Income Taxes:
Interest	$136	$149	$150
Income taxes, net of refunds	$2	$—	$6

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Noncontrolling Interests in Subsidiaries	Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2015	136	$14	$801	$(34)	$(143)	5	$—	$2	$640
Stock-based compensation expense	—	—	16	—	—	—	—	—	16
Dividend declared	—	—	—	—	(132)	—	—	—	(132)
Common stock repurchased	—	—	(6)	—	(11)	1	(1)	—	(18)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	—	(4)
Exchange of China equity investments	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	—	1	—	—	—	1
Comprehensive loss, net of income taxes	—	—	—	(28)	(4)	—	—	—	(32)
Balance as of December 31, 2016	136	$14	$807	$(62)	$(289)	6	$(1)	$—	$469
Cumulative effect change in accounting for share based payments	—	—	1	—	10	—	—	—	11
Stock-based compensation expense	—	—	18	—	—	—	—	—	18
Dividend declared	—	—	—	—	(132)	—	—	—	(132)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	—	(4)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—	—
Other	—	—	—	—	1	—	—	—	1
Comprehensive income, net of income taxes	—	—	—	7	57	—	—	—	64
Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$—	$427
Cumulative effect change in accounting for revenue recognition (Note 1)	—	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	24	—	—	—	—	—	24
Dividend declared	—	—	—	—	(133)	—	—	—	(133)
Shares repurchased for tax withholdings for vested stock awards	—	—	(6)	—	—	—	—	—	(6)
Other	—	—	1	—	(1)		—	—	—
Comprehensive income, net of income taxes	—	—	—	22	152		—	—	174
Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$—	$487

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam, generally under contracts, as well as from the sale of metal recovered during the EfW process. We process approximately 22 million tons of solid waste annually. We operate and/or have ownership positions in 44 EfW facilities, which are primarily located in North America. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

We have one reportable segment which is comprised of our entire operating business. For additional information on our reportable segment, see Note 6. Business Segment and Geographic Information.

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

Equity and Cost Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as Equity in net income from unconsolidated investments in our statement of operations with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were no indicators of impairment related to our equity method investments for the years ended December 31, 2018 and 2017.

Investments in entities over which we neither have significant influence nor control are accounted for using the cost method. Under the cost method, we record the investment at cost and recognize income for any dividends declared from distribution of the investments earnings. We review the cost method investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. We impair our cost method investments when we determine that there has been an “other-than temporary” decline in the investments' fair value compared to its carrying value. The fair value of the investment would then become the new cost basis of the investment. There were no indicators of impairment related to our cost method investments for the years ended December 31, 2018 and 2017.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Waste and Service Revenue

Service Fee

Service fee revenue is generated from the operations and maintenance services that we provide to owned and operated EfW facilities. We provide multiple waste disposal services aimed at operating and maintaining the facilities. Service fee revenue is generally based on an expected annual operating fee in relation to annual guaranteed waste processing and excess tonnage fees. The fees charged represent one performance obligation to operate and maintain each facility. Variable consideration primarily consists of fees earned for processing excess tonnage above a minimum specified in the contract. We act as the agent in contracts for the sale of energy and metals in service fee facilities that we operate and accordingly record revenues net for those contracts.

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

Recycled Metals Revenue

Recycled metals revenue represents the sale of recovered ferrous and non-ferrous metals to processors and end-users. The majority of our metals contracts are based on both an unspecified variable unit (i.e. tonnage) and variable forward market price index, while some contracts contain a fixed unit or fixed rate to form the basis of our overall transaction price. We recognize recycled metal revenue when control transfers to the customer.

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

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to Plant operating expense in our consolidated statement of operations.

Pass through costs were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Pass through costs	$57	$59	$41

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

Stock-Based Compensation

Stock-based compensation awards to employees are accounted for as compensation expense based on their grant date fair values. For additional information, see Note 8. Stock-Based Award Plans.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted fund balances are as follows (in millions):

	As of December 31,
	2018		2017
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$16	$—	$10	$8
Debt service funds - interest	—	—	—	—
Total debt service funds	16	—	10	8
Revenue funds	4	—	4	—
Other funds	19	8	29	20
Total	$39	$8	$43	$28

Receivables and Allowance for Doubtful Accounts

Receivables consist of amounts due to us from normal business activities. Allowances for doubtful accounts are the estimated losses from the inability of customers to make required payments. We use historical experience, as well as current market information, in determining the estimate.

Property, Plant and Equipment, net

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

Property, plant and equipment, net consisted of the following (in millions):

	As of December 31,
	2018	2017
Land	$26	$25
Facilities and equipment	4,367	4,312
Landfills (primarily for ash disposal)	75	67
Construction in progress	71	54
Total	4,539	4,458
Less: accumulated depreciation and amortization	(2,025)	(1,852)
Property, plant, and equipment — net	$2,514	$2,606

Depreciation and amortization expense related to property, plant and equipment was $199 million, $197 million, and $185 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Non-cash investing activities related to capital expenditures totaled $37 million, $18 million and $41 million as of December 31, 2018, 2017 and 2016, respectively, and were recorded in Accrued expenses and other current liabilities on our consolidated balance sheet.

Property, plant and equipment is evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. As of December 31,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2018, we recognized an impairment on our property, plant and equipment of $63 million. For additional information, see Note 10. Supplementary Information - Impairment Charges.

Asset Retirement Obligation

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

Current and noncurrent asset retirement obligations are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheet. Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2018	2017
Beginning of period asset retirement obligation	$26	$25
Accretion expense	3	2
Net change (1)	—	(1)
End of period asset retirement obligation	29	26
Less: current portion	(5)	(2)
Noncurrent asset retirement obligation	$24	$24

(1)
Comprised primarily of expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

Intangible Assets and Liabilities

Our waste, service and energy contracts are intangible assets related to long-term operating contracts at acquired facilities. These intangible assets and liabilities, as well as lease interest and other finite intangible assets, are recorded at their estimated fair market values upon acquisition based primarily upon discounted cash flows in accordance with accounting standards related to business combinations.

Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. As of December 31, 2018, we recognized an impairment on our intangible assets of $22 million. For additional information, see Note 10. Supplementary Information - Impairment Charges and Note 15. Intangible Assets and Goodwill.

Goodwill

Goodwill is the excess of our purchase price over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. The evaluation of goodwill requires the use of estimates of future cash flows to determine the estimated fair value of the reporting unit. All goodwill is related to our one reportable segment, which is comprised of two reporting units. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management which has been determined to be one level below our chief operating decision maker. For additional information see, Note 6. Business Segment and Geographic Information. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recognized to reduce the carrying value to the fair value. On October 1, 2018 we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, as discussed below under Accounting Pronouncements Recently Adopted.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We performed the required annual impairment review of our recorded goodwill for each reporting unit as of October 1, 2018 and determined that the fair value of our reporting units was not less than their relative carrying values. For additional information, see Note 15. Intangible Assets and Goodwill.

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

Accumulated Other Comprehensive Income ("AOCI")

The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Total
Balance at December 31, 2016	$(41)	$2	$(23)	$(62)
Other comprehensive income (loss) before reclassifications	17	—	(10)	7
Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive loss before reclassifications	(1)	—	(6)	(7)
Amounts reclassified from accumulated other comprehensive loss	2	—	27	29
Net current period comprehensive income	1	—	21	22
Balance at December 31, 2018	$(23)	$2	$(12)	$(33)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Year Ended December 31, 2018	Affected Line Item in the Consolidated Statement of Operations

Foreign currency translation	$2	Gain (loss) on sale of assets (1)
Interest rate swap	27	Gain (loss) on sale of assets (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) For additional information see, Note 3. New Business and Asset Management.

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

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $18 million, $18 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include: useful lives of long-lived assets, asset retirement obligations, construction expense estimates, unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, valuation allowance for deferred taxes, liabilities related to uncertain tax positions, allowances for uncollectible receivables, and liabilities related to employee medical benefit obligations, workers’ compensation, severance and certain litigation.

Reclassifications

As discussed below under Accounting Pronouncements Recently Adopted, certain amounts have been reclassified in our prior period consolidated statements of cash flows to conform to current year presentation. Certain other amounts have been reclassified in our prior period consolidated balance sheet to conform to current year presentation. As a result, $251 million of intangible assets related to waste service and energy contracts, net, previously shown separately, are now classified within Intangible assets, net on our consolidated balance sheet as of December 31, 2017.

Accounting Pronouncements Recently Adopted

In August 2018, the Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective on November 5, 2018, as such, the Company plans to use the new presentation of a condensed consolidated statement of stockholders' equity within its interim financial statements beginning in its Form 10-Q for the quarter ending March 31, 2019. Other than the new presentation, we do not anticipate any material impact to our consolidated financial statements and related disclosures upon adoption.

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-07, Presentation of Net Periodic Pension and Postretirement Benefit Cost, to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that the service cost component of the net periodic benefit

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cost be presented in the same operating income line items as other compensation costs arising from services rendered by employees during the period. The non-service costs (e.g., interest cost, expected return on plan assets, amortization of actuarial gains/losses, settlements) should be presented in the income statement outside of operating income. The amendments also allow only the service cost component to be eligible for capitalization when applicable. We adopted this guidance on January 1, 2018. The amendments have been applied retrospectively for the income statement presentation requirements and prospectively for the limit on costs eligible for capitalization. The line item classification changes required by the new guidance did not have a material impact on our consolidated statement of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted this guidance on October 1, 2018. We performed our goodwill impairment test in the fourth quarter of 2018 in accordance with ASU 2017-04 and determined that the fair value of the goodwill exceeded its carrying value. The adoption of ASU 2017-04 had no impact on the result of our impairment test.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. With this standard, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance on January 1, 2018, and the guidance has been retrospectively applied to all periods presented. The total of cash, cash equivalents and restricted cash is described in a supplemental table to the consolidated statements of cash flows. The changes to the beginning of period balance presented in our consolidated statement of cash flows are as follows (in millions):

	December 31, 2017		December 31, 2016
	As adjusted	As previously reported	As adjusted	As previously reported
Cash and cash equivalents	$46	$46	$84	$84
Restricted funds classified as held for sale	77	—	—	—
Restricted funds held in trust- short term	43	—	56	—
Restricted funds held in trust- long term	28	—	54	—
Beginning of period balance presented in the statement of cash flows	$194	$46	$194	$84

The following table illustrates the effect of adoption of ASU 2016-18 on our consolidated statements of cash flows (in millions):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As adjusted	As previously reported	As adjusted	As previously reported
Cash provided by operating activities	$242	$243	$264	$286
Cash used in investing activities	$(289)	$(289)	$(254)	$(254)
Cash provided by financing activities	$40	$3	$(72)	$(44)

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. Effective January 1, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as Accounting Standards Codification (“ASC") 606. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

We recorded a net decrease of $1 million to beginning accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning accumulated deficit resulted from recognizing revenue evenly over the contract year for certain of our service fee contracts that are based on a contract year that is different from our calendar year. Contract acquisition costs are not material. For the year ended December 31, 2018, waste and service revenue increased $1 million, as a result of the adoption of ASC 606. Therefore, comparisons of revenue and operating income between periods are not materially affected by the adoption of ASC 606. Refer to Note 7. Revenue for additional disclosures required by ASC 606.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The following table summarizes recent ASU's issued by the FASB that could have an impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The update also eliminates the requirement to disclose policy for timing of transfers between levels of the fair value hierarchy. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

		First quarter of 2020, early adoption is permitted.	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The amendments in this update allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for adjustments to the tax effect of items in AOCI, that were originally recognized in other comprehensive income, related to the new statutory rate prescribed in the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduces the US federal corporate tax rate from 35% to 21%. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.
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
ASU 2016-02 Leases (Topic 842) as amended by ASU 2018-01 and ASU 2018-11
These standards amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The standard requires a modified retrospective basis adoption.

The amendment in ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

The amendment in ASU 2018-11 provides entities with an additional and optional transition method in adopting the new leases standard and providing lessors with a practical expedient to not separate nonlease components from the associated lease component, similar to Topic 842 expedients for lessees.
First quarter of 2019, early adoption is permitted.
As part of our impact assessment, we performed a scoping exercise and determined our lease population. Based on an evaluation of the population, we determined the 1/1/2019 ROU Asset and ROU Liability balance to be in the range of $60-$70 million for operating leases.
Additionally, we are in the process of implementing a lease accounting system and refining our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. We plan to adopt the new guidance using a modified retrospective approach and upon adoption, there will be an increase to our long-term assets and liabilities reflecting the present value of our minimum lease obligations, which are disclosed in Note 9.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT

The acquisitions discussed in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.

Environmental Services Acquisitions

During 2018, we acquired one environmental services business located in Toronto, Canada, for approximately $4 million. During 2017, we acquired three environmental services businesses (one of which was accounted for as an asset purchase), in separate transactions, for approximately $17 million. During 2016, we acquired two environmental services businesses, in separate transactions, for a total of $9 million.

These acquisitions expanded our Covanta Environmental Solutions capabilities and client service offerings, and allow us to direct additional non-hazardous profiled waste volumes into our EfW facilities, and therefore are highly synergistic with our existing business.

Palm Beach Resource Recovery Acquisition

In September 2018, we acquired the Palm Beach Resource Recovery Corporation ("PBRRC") for $46 million. PBRRC holds long-term contracts for the operation and maintenance of two EfW facilities located in Palm Beach County, Florida. The purchase consideration and allocation are still considered preliminary pending management's final assessment of fair values and settlement of a working capital true-up.

Green Investment Group Limited (“GIG”) Joint Ventures

Dublin EfW

During 2017, we completed construction of the Dublin EfW facility ("Dublin EfW"), a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. Operational commencement began in October 2017.

In December 2017, we entered into a strategic partnership with GIG, a subsidiary of Macquarie Group Limited, to develop EfW projects in the UK and Ireland. Our first investment with GIG, Covanta Europe Assets, Ltd ("CEAL"), is structured as a 50/50 joint venture between Covanta and GIG. As an initial step, we contributed 100% of Dublin EfW into CEAL, and GIG acquired a 50% ownership in CEAL for €136 million ($167 million). We retained a 50% equity interest in CEAL and retained our role as operations and maintenance ("O&M") service provider for the Dublin EfW.

On February 12, 2018, GIG's investment in CEAL closed and we received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our revolving credit facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the year ended December 31, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in Gain (loss) on sale of assets on our consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest in CEAL is accounted for under the equity method of accounting. As of December 31, 2018, our equity investment of $149 million is included in Other assets on our consolidated balance sheet. The fair value of our investment was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment in CEAL and the carrying amounts of the underlying net assets as they were fair valued contemporaneously as of the sale date. For further information, see Note 13. Equity Method Investments.

Earls Gate Energy Centre

In December of 2018, financial close was reached on our second project with GIG, the Earls Gate Energy Centre project ("Earls Gate"), an EfW facility to be built in Grangemouth, Scotland. GIG and Covanta together will hold a 50% equity ownership in the project company, through a 50/50 joint venture, Covanta Jersey Assets Ltd., with co-investor and developer Brockwell Energy owning the remaining 50% stake. The Earls Gate facility is expected to commence operations in late 2021. We will account for our 50% ownership of the joint venture, which gives us a 25% indirect ownership of the project company, under the equity method

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of accounting. As of December 31, 2018, an equity investment of $10 million and a shareholder loan of $6 million related to this project are included in Other assets on our consolidated balance sheet. For further information, see Note 13. Equity Method Investments.

New York City Waste Transport and Disposal Contract

In March 2018, we received the notice to proceed from New York City's Department Sanitation ("DSNY") to develop the infrastructure supporting the East 91st Street Marine Transfer Station ("MTS"). We expect to commence operations in the second quarter of 2019. The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and DSNY.

NOTE 4. DISPOSITIONS AND ASSETS HELD FOR SALE

Sale of Hydro Facility Investment

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million. For the year ended December 31, 2018, we recorded a gain of $7 million related to this transaction which is included in Gain (loss) on sale of assets on our consolidated statement of operations.

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

On February 9, 2018 we sold our remaining investment in Sanfeng Environment to CITIC for proceeds of $13 million and recorded a gain on the sale of $6 million, which is included in Gain (loss) on sale of assets on our condensed consolidated statement of operations for the year ended December 31, 2018.

Dublin EfW Project

In December 2017, as part of the joint venture transaction with GIG, we announced a plan to sell a 50% indirect interest in our Dublin project in exchange for €136 million. The transaction was completed in February 2018. For additional information see Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Ventures. Accordingly, during the fourth quarter of 2017, we determined that the assets and liabilities associated with our Dublin EfW facility met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations as the deconsolidation did not represent a strategic shift in our business. The assets and liabilities associated with our Dublin EfW facility are presented in our consolidated balance sheets as current Assets held for sale and current Liabilities held for sale.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the assets and liabilities of the Assets held for sale included in our consolidated balance sheets as of December 31, 2017 (in millions):

Restricted funds held in trust	$77
Receivables	10
Property, plant and equipment, net	563
Other assets	3
Assets held for sale	$653

Accounts payable	1
Accrued expenses and other liabilities	22
Project debt (1)	510
Deferred income tax	7
Liabilities held for sale	$540

(1)	See Note 16. Consolidated Debt - Dublin Project Refinancing for further information.

NOTE 5. EQUITY AND EARNINGS PER SHARE ("EPS")

Equity

In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan. For additional information, see Note 8. Stock-Based Award Plans.

Common shares repurchased were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Total repurchases	$—	$—	$18
Shares repurchased	—	—	1.2
Weighted average cost per share	$—	$—	$15.29

As of December 31, 2018, there were 136 million shares of common stock issued of which 131 million shares were outstanding; the remaining 5 million shares of common stock issued but not outstanding were held as treasury stock. As of December 31, 2018, there were 3 million shares of common stock available for future issuance under equity plans.

As of December 31, 2018, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Basic weighted average common shares outstanding	130	130	129
Dilutive effect of stock options, restricted stock and restricted stock units	2	1	—
Diluted weighted average common shares outstanding	132	131	129
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	—	—	3

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our reportable segment reflects the manner in which our Chief Operating Decision Maker ("CODM") reviews results and allocates resources and does not reflect the aggregation of multiple operating segments.

We have one reportable segment which comprises our entire operating business. Prior to the first quarter 2018, our reportable segment, North America, was comprised exclusively of waste and energy services located in North America. During the first quarter of 2018, we contributed 100% of our Dublin EfW facility into CEAL, a joint venture with GIG, which resulted in our loss of control. See Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Ventures for further information. Subsequent to the sale, results from our equity method investment in CEAL and our O&M contract to operate the Dublin EfW facility are now being reviewed by our CODM on a consolidated basis with our North America results. Therefore, we now include the results of our international operations, which consist primarily of our interests in Dublin, in our one reportable segment. The results of our reportable segment are consistent with our consolidated results as presented on our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016. See Note 1. Organization and Summary of Significant Accounting Policies for a description of our organization.

Our operations are principally located in the United States. A summary of operating revenue and total assets by geographic area is as follows (in millions):

		United States	Other	Total
Operating Revenue:
Year Ended December 31, 2018		$1,785	$83	$1,868
Year Ended December 31, 2017		$1,705	$47	$1,752
Year Ended December 31, 2016		$1,677	$22	$1,699

	Assets Held for Sale	United States	Other	Total
Total Assets:
As of December 31, 2018	$2	$3,633	$208	$3,843
As of December 31, 2017	$653	$3,727	$61	$4,441
As of December 31, 2016	$—	$3,763	$521	$4,284

NOTE 7. REVENUES
Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented on our consolidated statements of operations for the year ended December 31, 2018, 2017 and 2016. See Note 6. Business Segment and Geographic Information for a discussion of our reportable segment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of December 31, 2018 (dollars in millions):

Total
Total Remaining performance obligation	$6,147
Percentage expected to be recognized:
2019	11%
2020	9%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as deferred revenue and present in “Accrued expenses and other current liabilities” in our consolidated balance sheet (in millions):

	December 31, 2018	December 31, 2017
Unbilled receivables	$16	$13
Deferred revenue	$15	$14

For the year ended December 31, 2018, revenue recognized that was included in deferred revenue on our consolidated balance sheet at the beginning of the period totaled $7 million.

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

NOTE 8. STOCK-BASED AWARD PLANS

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

Stock-Based Compensation

We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. Forfeitures are accounted for as they occur. Stock-based compensation expense is as follows (in millions, except for weighted average years):

				As of December 31, 2018
	Total Compensation Expense Year Ended December 31,			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	2018	2017	2016
Restricted Stock Awards	$5	$11	$10	$2	0.9
Restricted Stock Units	$19	$7	$6	$12	1.7
Tax benefit related to compensation expense	$18	$10	$10

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

During the year ended December 31, 2018, we awarded 13,158 shares of restricted stock for annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the year ended December 31, 2018, we withheld 375,673 shares of our common stock in connection with tax withholdings

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for vested stock awards.

Changes in nonvested restricted stock awards as of December 31, 2018 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	1,389	$16.46
Granted	13	$15.20
Vested	(638)	$17.09
Forfeited	(37)	$16.01
Nonvested at the end of the year	727	$15.90

The weighted-average grant-date fair value of RSAs granted during the years ended December 31, 2018, 2017, and 2016 was $15.20, $16.22, and $15.14 respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016, was $11 million, $10 million, and $9 million, respectively.

Restricted Stock Units

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

During the year ended December 31, 2018 we awarded certain employees grants of 1,208,711 RSUs. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied the RSUs will generally vest during March of 2019, 2020, and 2021.

During the year, ended December 31, 2018, we awarded certain employees grants of 385,464 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers with vesting determined by our relative TSR percentile rank versus the companies in our peer group.

During the year ended December 31, 2018 we awarded 79,268 RSUs for annual director compensation and 31,531 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

Changes in nonvested restricted stock units as of December 31, 2018 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	1,815	$15.80
Granted	1,705	$15.01
Vested	(467)	$17.52
Forfeited	(55)	$14.79
Nonvested at the end of the year	2,998	$15.11

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017, and 2016 was $15.01, $15.94, and $14.65, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016, was $8 million, $1 million, and $1 million, respectively.

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

The following table summarizes activity and balance information of the options under the 2014 Stock Option Plan as of December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
2014 Stock Option Plan	(in thousands, except per share amounts)
Outstanding at the beginning of the year	225	$24.30
Granted	—	$—
Exercised	—	$—
Expired	(200)	$24.76
Forfeited	—	$—
Outstanding at the end of the year (1)	25	$20.58	5.52	$—
Options exercisable at year end	25	$20.58	5.52	$—

(1)	All options outstanding as of December 31, 2018 are fully vested.

(2)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2018. The intrinsic value changes based on the fair market value of our common stock.

NOTE 9. OPERATING LEASES

Leases are primarily operating leases for leaseholds on EfW facilities, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Rental expense was $23 million, $22 million, and $19 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Future minimum rental payments	$11	$9	$8	$7	$7	$36	$78

NOTE 10. SUPPLEMENTARY INFORMATION
Other Operating Expense, net
Insurance Recoveries
Fairfax County Energy-from-Waste Facility

In February 2017, our Fairfax County energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017. We expect to receive the remaining insurance recoveries for both property loss and business interruption during the first quarter of 2019.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations in early June of 2016. The facility resumed generating electricity early in the first quarter of 2017 after the generator and other damaged equipment were replaced.

The cost of repair or replacement of assets and business interruption losses for the above matters are insured under the terms of applicable insurance policies, subject to deductibles.

We recorded insurance gains, as a reduction to Other operating expense, net in our consolidated statement of operations as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Insurance gains for property and clean-up costs, net of impairment charges	$18	$7	$1
Insurance gains for business interruption costs, net of costs incurred	$19	$23	$4

Hennepin County Legal Settlement

On September 25, 2017, we settled a dispute with Hennepin County, Minnesota regarding extension provisions in our service contract to operate the Hennepin Energy Recovery Center. We received $8 million in connection with the settlement. During the year ended December 31, 2017, we recorded a gain on settlement of $8 million as a reduction of Other operating expense, net in our consolidated statement of operations.

Impairment Charges

Impairment charges are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016

Impairment charges	$86	$2	$20

During the year ended December 31, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation is that, more likely than not, the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the year ended December 31, 2018 of $86 million, to reduce the carrying value of the assets to their estimated fair value.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2018	2017
Prepaid expenses	$22	$22
Spare parts	21	22
Renewable energy credits	7	6
Other	12	23
Total prepaid expenses and other current assets	$62	$73

Operating expenses, payroll and related expenses	$150	$145
Deferred revenue	10	14
Accrued liabilities to client communities	26	17
Interest payable	38	37
Dividends payable	36	36
Other	73	64
Total accrued expenses and other current liabilities	$333	$313

NOTE 11. INCOME TAXES

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US Federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 2018, in accordance with Staff Accounting Bulletin 118, we completed our accounting for the tax effects of the enactment of the Act, any true up adjustments, as described below, are included in our income tax provision. We made an accounting policy election to account for the global intangible low-taxed income (“GILTI”) as current period expense.

Deferred tax assets and liabilities: We re-measured our US federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded as of December 31, 2017 related to the re-measurement of the deferred tax balance was a tax benefit of $204 million, this amount was materially correct and no material adjustment was recorded to this amount for the year ended December 31, 2018.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") previously deferred from US income taxes. As of December 31, 2017, we recorded a provisional amount for our one-time transition tax liability, resulting in an increase in income tax expense of $21 million with a corresponding reduction of deferred tax asset related to the utilization of our gross NOL. During the year ended December 31, 2018, we completed our calculation of the total post 1986 E&P for the foreign subsidiaries and based on the final amounts held in cash we recorded a $1 million true up to the transition tax with a reduction to the deferred tax assets on the net operating loss carryforward, resulting in no additional tax liability.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax expense were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$4	$(2)
State	1	2	6
Foreign	1	(1)	(2)
Total current	2	5	2
Deferred:
Federal	(1)	(204)	28
State	(25)	(2)	(9)
Foreign	(5)	10	1
Total deferred	(31)	(196)	20
Total income tax (benefit) expense	$(29)	$(191)	$22

Domestic and foreign pre-tax income (loss) was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(43)	$(43)	$26
Foreign	160	(92)	(12)
Total	$117	$(135)	$14

The effective income tax rate was (25)%, 142%, and 150% for the years ended December 31, 2018, 2017 and 2016, respectively.

The decrease in the effective tax rate for the year ended December 31, 2018, compared to the year ended December 31, 2017 is primarily due to the combined effects of (i) in 2017 there was a significant deferred tax revaluation due to tax reform which did not occur in 2018 (ii) no income tax associated with the gain from sale of our joint venture with GIG; (iii) the discrete tax benefits attributable to the New Jersey State Tax Law change and a state audit settlement.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our income tax expense (benefit) at the federal statutory income tax rate of 21% to income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit) at the federal statutory rate	$25	$(47)	$5
State and other tax expense	(1)	(2)	1
Tax rate differential on foreign earnings	1	10	4
Income from grantor trust	—	(8)	—
Gain on sale of business	(44)	—	—
Permanent differences	3	4	4
Foreign currency exchange gain	2	—	—
Impact of state tax law change	(13)	—	—
State ITC credit	1	1	(4)
Change in valuation allowance	—	31	2
Liability for uncertain tax positions	(4)	—	15
Adjustment to deferred tax	—	(1)	(5)
Impact of deferred tax re-measurement for federal tax rate change	—	(204)	—
Tax reform transition tax	1	21	—
Expiration of non-qualified stock options	—	3	—
Other	—	1	—
Total income tax (benefit) expense	$(29)	$(191)	$22

We had consolidated federal NOLs estimated to be approximately $197 million for federal income tax purposes as of the end of 2018. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in millions):

Amount of Carryforward Expiring
2033	$194
2035	1
2036	1
2037	1
$197

In addition to the consolidated federal NOLs, as of December 31, 2018, we had state NOL carryforwards of approximately $360 million, which expire between 2028 and 2037, net foreign NOL carryforwards of approximately $173 million with some expiring between 2019 and 2038. The federal tax credit carryforwards include production tax credits of $60 million expiring between 2024 and 2036, and research and experimentation tax credits of $1 million expiring between 2027 and 2033. Additionally, we had state income tax credits of $1 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$90	$119
Accrued expenses	13	15
Prepaid and other costs	48	48
Deferred tax assets attributable to pass-through entities	10	10
Retirement benefits	1	2
State adjustment	5	—
Hedging	4	—
Other	1	3
Unbilled accounts	1	—
Interest expense	12	—
AMT and other credit carryforwards	49	48
Total gross deferred tax asset	234	245
Less: valuation allowance	(73)	(77)
Total deferred tax asset	161	168
Deferred tax liabilities:
Unbilled accounts receivable	—	3
Property, plant and equipment	521	538
Intangible assets	12	33
Deferred tax liabilities attributable to pass-through entities	5	8
Deferred gain on convertible debt	—	4
Other, net	1	1
Total gross deferred tax liability	539	587
Net deferred tax liability, including deferred tax liability held for sale	378	419
Less: Deferred tax liability held for sale (1)	—	7
Net deferred tax liability	$378	$412

(1)
As of December 31, 2017, assets and liabilities related to our Dublin EfW facility met the criteria to be classified as held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale.

Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately zero as of December 31, 2018 and 2017, respectively. For 2018, foreign undistributed earnings were considered permanently invested, therefore no provision for US income taxes was accrued. For 2017, after the application of the tax impact of the Act, no additional tax was included in the provision related to the cumulative undistributed foreign earnings as of December 31, 2017.

Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall".

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2015	$36
Additions based on tax positions related to the current year	16
Additions for tax positions of prior years	4
Reductions for lapse in applicable statute of limitations	(3)
Reductions for tax positions of prior years	(4)
Payment	(6)
Balance at December 31, 2016	43
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	6
Reductions for lapse in applicable statute of limitations	(1)
Reductions for tax positions of prior years	(2)
Additions due to acquisitions	1
Balance at December 31, 2017	48
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	(8)
Balance at December 31, 2018	$41

The uncertain tax positions, exclusive of interest and penalties, were $41 million and $48 million as of December 31, 2018 and 2017, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2018 and 2017, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $5 million. We continue to reflect interest accrued and penalties on uncertain tax positions as part of the tax provision.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of December 31, 2018. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

 The following financial instruments are recorded at their estimated fair value. The following table presents information about the recurring fair value measurement of our assets and liabilities as of December 31, 2018 and 2017:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2018	2017
		(In millions)
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Total assets:		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$13	$5
Derivative liability — interest rate swaps included in liabilities held for sale(3)	2	—	7
Total liabilities:		$13	$12

(1)	Included in other noncurrent assets in the consolidated balance sheets.

(2)	The short-term balance is included in Accrued expenses and other current liabilities and the long-term balance is included in Other liabilities in the consolidated balance sheets.

(3)
As of December 31, 2017, assets and liabilities related to our Dublin EfW facility met the criteria to be classified as held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale.

The following financial instruments are recorded at their carrying amount (in millions):

	As of December 31, 2018		As of December 31, 2017
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,342	$2,245	$2,349	$2,371
Project debt	$152	$154	$174	$179
Project debt included in liabilities held for sale (1)	$—	$—	$510	$510

(1)
As of December 31, 2017, assets and liabilities related to our Dublin EfW facility met the criteria to be classified as held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, accounts receivables, prepaid expenses and other assets, accounts payable and accrued expenses approximates their carrying value on the consolidated balance sheets due to their short-term nature.

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified. Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the facility level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on the assets

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value as compared to the carrying value. Fair value is generally determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

NOTE 13. EQUITY METHOD INVESTMENTS

Investments in investees and joint ventures accounted for under the equity method of $160 million and $5 million are included as Other assets in our consolidated balance sheet of December 31, 2018 and 2017, respectively. A shareholder loan of $6 million related to the Earls Gate project is included in Other assets in our consolidated balance sheet of December 31, 2018. For additional information on our equity investments in Ireland and the UK, see Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Ventures.

Our ownership percentages in our investments in investees and joint ventures are as follows:

	December 31,
Ownership interest:	2018	2017
Dublin EfW (Ireland) (1)	50%	—%
Ambiente 2000 S.r.l. (Italy)	40%	40%
Earls Gate (UK) (2)	25%	—%
South Fork Plant (US)	50%	50%
Koma Kulshan Plant (US)	—%	50%
Tartech (US)	—%	50%

(1)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)	We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate.

Summarized financial information of our equity method investments is presented as follows (in millions):

		December 31,
		2018	2017
Balance Sheet:
Current assets		$80	$7
Long-term assets		$834	$17
Current liabilities		$69	$9
Long-term liabilities		$521	$2

	For the Year Ended December 31,
	2018	2017	2016
Statement of Operations:
Operating revenue	$112	$17	$19
Operating income (loss)	$31	$1	$(7)
Net income (loss)	$13	$1	$(7)

We serve as the O&M service provider for the Dublin EfW facility which is owned by CEAL, our joint venture with GIG, under market competitive terms. For the period from February 12, 2018 through December 31, 2018 we recognized $27 million in revenues related to this agreement.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14. DERIVATIVE INSTRUMENTS

Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation for which we have hedged on a forward basis under agreements with various financial institutions as of December 31, 2018 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2019	2.8
2020	0.2
Total	3.0

As of December 31, 2018, the fair value of the energy derivative liability was $13 million. The effective portion of the change in fair value was recorded as a component of AOCI. As of December 31, 2018, the amount of hedge ineffectiveness was not material.

As of December 31, 2017, the fair value of the energy derivative liability was $5 million. The effective portion of the change in fair value was recorded as a component of AOCI. As of December 31, 2017, the amount of hedge ineffectiveness was not material.

During the year ended December 31, 2018, cash provided by and used in energy derivative settlements of $8 million and $24 million, respectively, was included in net cash provided by operating activities on our consolidated statement of cash flows.

During the year ended December 31, 2017, cash provided by and used in energy derivative settlements of $17 million and zero, respectively, was included in the change in net cash provided by operating activities on our consolidated statement of cash flows.

Interest Rate Swaps

In 2017, in order to hedge the risk of adverse variable interest rate fluctuations associated with the senior secured term loan previously held by Dublin EfW, we entered into floating to fixed rate swap agreements with various financial institutions to hedge the variable interest rate fluctuations associated with the floating rate portion of the loan, expiring in 2032. The interest rate swap was designated as a cash flow hedge which was recorded at fair value with changes in fair value recorded as a component of AOCI. The unrealized loss was included within Gain (loss) on sale of assets upon deconsolidation.

As of December 31, 2017, the fair value of the interest rate swap derivative of $7 million, pre-tax, was recorded within Liabilities held for sale in our consolidated balance sheet and was subsequently sold as part of the transaction with GIG. See Note 4. Dispositions and Assets Held for Sale.

NOTE 15. INTANGIBLE ASSETS AND GOODWILL

Our intangible assets and liabilities are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their useful lives. Waste and service contract liabilities, net, are included as a component of Other liabilities on our consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets consisted of the following (in millions):

		As of December 31, 2018			As of December 31, 2017
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts	19 years	$522	$271	$251	$494	$243	$251
Customer relationships, permits and other	5 years	$52	$24	$28	$54	$18	36
Intangible assets, net		$574	$295	$279	$548	$261	$287

Waste and service contracts (liability)	13 years	$(72)	$(64)	$(8)	$(66)	$(62)	$(4)

The following table details the amount of amortization expense and contra-expense associated with our intangible assets and liabilities that was included in our consolidated statements of operations for each of the years indicated (in millions):

	Year Ended December 31,
	2018	2017	2016
Intangible assets, net	$20	$20	$27
Waste and service contracts (contra-expense)	$(2)	$(2)	$(6)

The following table details the amount of estimated amortization expense and contra-expense associated with our intangible assets and liabilities expected to be included in our consolidated statements of operations for each of the years indicated as of December 31, 2018 (in millions):

	Year Ended December 31,
	2019	2020	2021	2022	2023
Intangible assets, net	26	30	28	16	13
Waste and service contracts (contra-expense)	(2)	$(1)	$(1)	$—	$—

The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 6 years.

Goodwill

The following table details the changes in carrying value of goodwill (in millions):

Total
Balance at December 31, 2016	$302
Goodwill related to acquisitions	11
Balance at December 31, 2017	313
Goodwill related to acquisitions	8
Balance at December 31, 2018	$321

As of December 31, 2018, goodwill of approximately $48 million was deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16. CONSOLIDATED DEBT

Consolidated debt is as follows (in millions):

	Average Rate	December 31, 2018	December 31, 2017
LONG-TERM DEBT:
Revolving credit facility	4.19%	$212	$445
Term loan, net due 2019	3.12%	—	191
Term loan, net due 2023	4.27%	394	—
Credit Facilities Sub-total		$606	$636
Senior Notes		1,200	1,200
Less: deferred financing costs related to senior notes		(16)	(15)
Senior Notes Sub-total		$1,184	$1,185
Tax-exempt bonds		$494	$464
Less: deferred financing costs related to tax-exempt bonds		(6)	(5)
Tax-Exempt Bonds Sub-total		$488	$459
Equipment financing capital leases due 2024 through 2028		64	69
Total long-term debt		$2,342	$2,349
Less: current portion		(15)	(10)
Noncurrent long-term debt		$2,327	$2,339
PROJECT DEBT:
Project debt related to service fee structures		$58	$68
Union capital lease		89	94
Project debt related to tip fee structures		3	9
Unamortized debt premium, net		3	4
Less: deferred financing costs		(1)	(1)
Total project debt		$152	$174
Less: Current portion		(19)	(23)
Noncurrent project debt		$133	$151
TOTAL CONSOLIDATED DEBT		$2,494	$2,523
Less: Current debt		(34)	(33)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,460	$2,490

Credit Facility Refinancing

In 2018, our subsidiary, Covanta Energy, entered into an amended and restated $1.3 billion senior secured credit agreement, which provides for a $900 million revolving credit facility (the “Revolving Credit Facility”) and a $400 million term loan (the “Term Loan”) both expiring August 2023 (collectively referred to as the "Credit Facilities").

The refinancing transaction:

•
reduced the aggregate commitment amount of the Revolving Credit Facility by $100 million to $900 million and adjusted the pricing grid such that the initial applicable margin was reduced by 25 basis points as compared to the previous Revolving Credit Facility;

•	refinanced Covanta Energy's previous $200 million Term Loan with a new $400 million Term Loan; and

•	extended the maturity date of both the Term Loan and Revolving Credit Facility from March 2020 to August 2023.

We incurred approximately $7 million in financing costs related to these amendments which will be deferred and amortized over the five year term of the Credit Facilities. In addition, the remaining unamortized deferred costs of $4 million on the previous Revolver and Term Loan collectively will also be deferred and amortized over the revised term of 5 years. A portion of the net proceeds of the new Term Loan were used to repay direct borrowings under the previous Revolving Credit Facility and pay transaction fees and expenses.

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

Unutilized Capacity under Revolving Credit Facility

As of December 31, 2018, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$212	$239	$449

Repayment Terms

As of December 31, 2018, the Term Loan has mandatory principal payments of approximately $10 million in each year through 2022 and $355 million in 2023. The Credit Facilities are pre-payable at our option at any time.

Interest and Fees

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as its per annum “prime rate” or (iii) the London Interbank Offered Rate (“LIBOR”), or a comparable or successor rate, plus 1.00%. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 0.50% to 1.50%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.15% per annum and a participation fee for the lenders equal to the applicable interest margin for LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.30% to 0.50% on the unused amount of commitments under the Revolving Credit Facility.

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

Credit Agreement Covenants

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2018.

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

The financial maintenance covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•
a maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated in the Credit Agreement (“Credit Agreement Adjusted EBITDA”). The definition of Credit Agreement Adjusted EBITDA in the Credit Facilities excludes certain non-recurring and non-cash charges and may incorporate certain pro forma adjustments.

•
a minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Credit Agreement Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy as calculated in the Credit Agreement.

Senior Notes

The table below summarizes our aggregate principal amount of senior unsecured notes:

Maturity	Rate	December 31, 2018	December 31, 2017
2027	6.000%	$400	$—
2025	5.875%	400	400
2024	5.875%	400	400
2022	6.375%	—	400
		$1,200	$1,200

Senior Notes due 2027 (the “2027 Senior Notes”)

In October 2018, we issued $400 million aggregate principal amount of Senior Notes due 2027. The 2027 Senior Note bear interest at 6.00% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2019. Net proceeds from the sale of the 2027 Senior Notes were approximately $394 million and were used along with cash on hand and/or direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our 2022 Senior Notes.

During the year ended December 31, 2018, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $3 million recognized in our consolidated statements of operations as a Loss on extinguishment of debt. The 2027 Senior Notes are governed by and issued pursuant to the Indenture dated January 18, 2007 between us and Wells Fargo Bank, National Association, as trustee, (the “Base Indenture”) and the Sixth Supplemental Indenture dated as of October 1, 2018.

Senior Notes due 2025 (the "2025 Senior Notes")

In March 2017, we issued $400 million aggregate principal amount of 5.875% Senior Notes due July 2025. The 2025 Notes bear interest at 5.875% per annum, payable semi-annually on January 1 and July 1 of each year, beginning on July 1, 2017. Net proceeds from the sale of the 2025 Senior Notes were approximately $394 million and were used to fund the redemption of our 2020 Senior Notes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2017, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $4 million recognized in our consolidated statements of operations as a Loss on extinguishment of debt. The 2025 Senior Notes are governed by and issued pursuant to the Base Indenture and the Fifth Supplemental Indenture dated March 16, 2017.

Senior Notes due 2024 (the "2024 Senior Notes")

In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. The 2024 Senior Notes bear interest at 5.875% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2014. The 2024 Senior Notes are governed by and issued pursuant to the Base Indenture and the Fourth Supplemental Indenture dated March 6, 2014.

Our Senior Notes are:

•	general unsecured obligations of Covanta and are not guaranteed by any of our subsidiaries;

•	rank equally in right of payment with all of our existing and future senior unsecured indebtedness that is not subordinated in right of payment to the Senior Notes;

•	are effectively subordinated in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;

•	are structurally subordinated to any existing and future liabilities of any of our subsidiaries, including Covanta Energy, including their guarantees under certain of our Tax-Exempt Bonds;

•	governed by the Base Indenture as supplemented by the supplemental indentures;

•	are subject to redemption at our option, in whole or in part, subject to the terms of their respective supplemental indentures;

•	are redeemable at our option using the proceeds of certain equity offerings subject to the terms of their respective supplemental indentures.

The indentures for our Senior Notes further may limit our ability and the ability of certain of our subsidiaries to:

•incur additional indebtedness;
•pay dividends or make other distributions or repurchase or redeem their capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell restricted assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses they conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of their assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Tax-Exempt Bonds

Our Tax-Exempt Bonds are summarized in the table below:

Series	Maturity	Coupon	December 31, 2018	December 31, 2017
New Hampshire Series 2018A	2027	4.000%	$20	$—
New Hampshire Series 2018B	2042	4.625%	67	—
New Hampshire Series 2018C	2042	4.875%	82	—
New York Series 2018A	2042	4.750%	130	—
New York Series 2018B	2024	3.500%	35	—
Virginia Series	2038	5.000%	30	—
New Jersey Series 2015A	2045	5.250%	90	90
Pennsylvania Series 2015A	2043	5.000%	40	40
Massachusetts Series 2012A	2027	4.875%	—	20
Massachusetts Series 2012B	2042	4.875%	—	67
Massachusetts Series 2012C	2042	5.250%	—	82
Niagara Series 2012A	2042	5.250%	—	130
Niagara Series 2012B	2024	4.000%	—	35
			$494	$464

In September 2018, we completed a refinancing transaction involving the issuance by the National Finance Authority, a component unit of the Business Finance Authority of the State of New Hampshire, of $170 million aggregate principal amount of Resource Recovery Bonds Series 2018A, 2018B and 2018C ( the "New Hampshire Series”) and the issuance by the Niagara Area Development Corporation of $165 million aggregate principal amount of Solid Waste Disposal Facility Refunding Revenue Bonds Series 2018A and 2018B (the “New York Series”).

The net proceeds of both issuances were loaned to us for the purpose of redeeming the outstanding principal balance of our previously outstanding Massachusetts Development Finance Agency 2012 Series bonds and Niagara Area Development Corporation Series 2012 bonds.

In connection with the 2018 refinancing transaction, we recorded deferred financing costs of $3 million, which will be amortized over the term of the New Hampshire and New York Series bonds. In addition, we recorded a $3 million write-off of unamortized issuance costs associated with the previously outstanding debt which was recognized as a Loss on extinguishment of debt in our condensed consolidated statement of operations for the year ended December 31, 2018. The New Hampshire Series and New York Series bonds are our senior unsecured obligations and are not guaranteed by any of our subsidiaries.

In June 2018, we completed a financing transaction involving the issuance by the Virginia Small Business Financing Authority (the “VSBFA”) of $30 million in aggregate principal amount of Solid Waste Disposal Bonds due 2038 (the “2018 Virginia Series”). The VSBFA has approved an aggregate principal amount of $50 million for issuance and $20 million remains reserved for potential future issuance at our option. The 2018 Virginia Series bonds are payable semi-annually on January 1 and July 1, of each year, beginning January 1, 2019. The Virginia Series bonds have a legal maturity of January 1, 2048 but, are subject to a mandatory tender for purchase on July 1, 2038. We utilized the net proceeds of the 2018 Virginia Series to fund certain capital expenditures at our facilities in Virginia and paying related costs of issuance.  The Virginia Bonds are our senior unsecured obligations and are not guaranteed by any of our subsidiaries. Our New Jersey Series and Pennsylvania Series bonds are guaranteed by Covanta Energy.

Each of the respective loan agreements for our Tax-Exempt Bonds contain customary events of default, including failure to make any payments when due, failure to perform its covenants under the respective loan agreement, and our bankruptcy or insolvency. Additionally, each of the loan agreements contains cross-default provisions that relate to our other indebtedness. Upon the occurrence of an event of default, the unpaid balance of the loan under the applicable loan agreement will become due and payable immediately. Our Tax Exempt Bonds also contain certain terms including mandatory redemption requirements in the event that (i) the respective loan agreement is determined to be invalid, or (ii) the respective bonds are determined to be taxable. In the event of a mandatory redemption of the bonds, we will have an obligation under each respective loan agreement to prepay the respective loan in order to fund the redemption.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Union County EfW Facility Capital Lease Arrangement
In June 2016, we extended the lease term related to the Union County EfW facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded a lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0% which is included in long-term project debt on our consolidated balance sheet. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. As of December 31, 2018, the outstanding borrowings under the capital lease have mandatory payments remaining as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Future minimum payments	$5	$6	$6	$6	$7	$59

Equipment Financing Capital Lease Arrangements
In 2014, we entered into equipment financing capital lease arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. The lease terms range from 10 years to 12 years and the fixed interest rates range from 3.48% to 8.16%. The outstanding borrowings under the equipment financing capital lease arrangements were $64 million as of December 31, 2018, and have mandatory payments remaining as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Future minimum payments	$5	$6	$6	$6	$6	$35

Depreciation associated with these capital lease arrangements is included in Depreciation and amortization expense on our consolidated statement of operations. For additional information see Note 1. Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment.

PROJECT DEBT
The maturities of project debt as of December 31, 2018 are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total	Less: Current Portion	Total Noncurrent Project Debt
Debt	$19	$8	$8	$9	$9	$97	$150	$(19)	$131
Premium and deferred financing costs	—	—	—	—	—	2	2	—	2
Total (1)	$19	$8	$8	$9	$9	$99	$152	$(19)	$133
(1) Amounts include the Union Capital lease discussed above.

Project debt associated with the financing of energy-from-waste facilities is arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds or other borrowings. For those facilities we own, that project debt is recorded as a liability on our consolidated balance sheet. Generally, debt service for project debt related to Service Fee structures is the primary responsibility of municipal entities, whereas debt service for project debt related to Tip Fee structures is paid by our project subsidiary from project revenue expected to be sufficient to cover such expense.

Payment obligations for our project debt associated with energy-from-waste facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are typically secured by the revenue pledged under the respective indentures and by a mortgage lien and a security interest in the respective energy-from-waste facility and related assets. As of December 31, 2018, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $538 million and restricted funds held in trust of approximately $22 million.

Rates on our project debt as of December 31, 2018 were as follows:

	Minimum	Maximum
Project debt related to service fee structures due through 2035	4.00%	5.00%
Project debt related to tip fee structures due through 2020	5.25%	6.20%

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing Costs
All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. For each of the years ended December 31, 2018, 2017 and 2016 amortization of deferred financing costs included as a component of interest expense totaled $5 million, $7 million and $6 million, respectively.

Capitalized Interest
Interest expense paid and costs amortized to interest expense related to project financing are capitalized during the construction and start-up phase of the project. Total interest expense capitalized was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Capitalized interest	$—	$17	$26

Project Debt Included in Liabilities Held for Sale

In December 2017, as part of the joint venture transaction with GIG, we announced a plan to sell a 50% indirect interest in our Dublin project. Accordingly, during the fourth quarter of 2017, we determined that the assets and liabilities associated with our Dublin EfW facility met the criteria for classification as assets held for sale. The transaction was completed in February 2018 and resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For additional information see Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Ventures.

Project debt included in Liabilities held for sale on our consolidated balance sheet of December 31, 2017 is as follows:

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

During the year ended December 31, 2017, as a result of the Dublin project refinancing, we recorded the following charges to Loss on extinguishment of debt on our consolidated statement of operations: (i) a "make whole" payment on the Dublin Convertible Preferred of $41 million, (ii) $19 million of third party fees incurred in connection with the refinance and a write-off of part of the remaining deferred financing costs and (iii) unamortized debt discount and deferred financing costs of $11 million.

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

As of December 31, 2017 the Dublin project debt was classified as Liabilities held for sale on our consolidated balance sheet. For further information see Note 4. Dispositions and Assets Held for Sale.

Dublin Senior Loan due 2032

As of December 31, 2017, the €396 million ($474 million) Dublin Senior Loan was fully drawn and is included in Liabilities held for sale on our consolidated balance sheet. The Dublin Senior Loan is comprised of three tranches as follows: i) a €94 million ($113 million) fixed rate Tranche A, (ii) a €167 million ($199 million) fixed rate Tranche B and (iii) a €135 million ($162 million) floating rate Tranche C.

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

Dublin Junior Loan due 2032

As of December 31, 2017, the €50 million Dublin Junior Loan ($60 million) was fully drawn and is included in Liabilities held for sale on our consolidated balance sheet. The Dublin Junior Loan is comprised of two tranches: (i) a €21 million ($25 million) floating rate Tranche A and (ii) a €29 million ($35 million) fixed rate Tranche B.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.  As of December 31, 2018 and 2017, accruals for our loss contingencies approximated $16 million and $18 million, respectively.

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

Tulsa Matter. In January 2016, we were informed by the United States Attorney’s Office for the Northern District of Oklahoma (“US Attorney’s Office”) that our subsidiary, Covanta Tulsa Renewable Energy LLC (“Covanta Tulsa”), was the target of a criminal investigation being conducted by the EPA. The investigation related to alleged improprieties in the recording and reporting of emissions data during an October 2013 incident involving one of the three municipal waste combustion units at our Tulsa, Oklahoma facility. In October 2018, Covanta Tulsa entered into a Non‐Prosecution Agreement (“NPA”) with the US Attorney’s Office, pursuant to which no charges will be filed if, for a period of one year, Covanta Tulsa satisfies the requirements of the NPA, including that it comply with applicable laws and regulations. As part of the NPA, Covanta Tulsa also made a $200,000 community service payment to the Oklahoma Department of Environmental Quality to fund air quality and environmental efforts in Oklahoma.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Durham-York Contractor Arbitration

In January 2019, the arbitrator issued a decision regarding outstanding disputes with our primary contractor for the Durham-York construction project, which related to: (i) claims by the contractor for the balance of the contract price withheld, change orders, delay damages and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays. Our results as of and for the year ended December 31, 2018 reflected an adjustment to our previous estimate for this settlement, including interest and fees which was not material to our results of operations.

Other Commitments

Other commitments as of December 31, 2018 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$239
Surety bonds	180
Total other commitments — net	$419

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Note 16. Consolidated Debt.

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

New York City Contract Investments

We expect to incur a total of approximately $35 million of capital expenditures, primarily for transportation equipment related to our New York City waste transport and disposal contract, for additional information see Note 3. New Business and Asset Management . As of December 31, 2018, we have incurred $13 million of these expenditures which is included in Purchase of property, plant and equipment on our consolidated statement of cash flows for the year ended December 31, 2018.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18. QUARTERLY DATA (UNAUDITED)

The following table presents quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in millions, except per share amounts):

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenue	$458	$404	$454	$424	$456	$429	$500	$495
Operating income (loss)	$20	$(23)	$(18)	$20	$2	$46	$59	$58
Net income (loss)	$201	$(52)	$(31)	$(37)	$(27)	$15	$9	$131

Earnings (loss) per share:
Basic	$1.55	$(0.41)	$(0.24)	$(0.28)	$(0.21)	$0.11	$0.07	$1.02
Diluted	$1.53	$(0.41)	$(0.24)	$(0.28)	$(0.21)	$0.11	$0.07	$1.01

Net income for the quarter ended March 31, 2018 includes a $204 million gain on the loss of our controlling interest in Dublin EfW. See Note 3. New Business and Asset Management and Note 4. Dispositions and Assets Held for Sale for further information.

Net income for the quarter ended December 31, 2017 includes a net benefit of $183 million or $1.39 per diluted share associated with the enactment of the Tax Cuts and Jobs Act discussed further in Note 11. Income Taxes.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
Description	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(In millions)
Reserves for doubtful accounts:
Year ended December 31, 2018	$14	$2	$—	$8	$8
Year ended December 31, 2017	$9	$9	$—	$4	$14
Year ended December 31, 2016	$7	$3	$—	$1	$9

Deferred tax valuation allowance:
Year ended December 31, 2018	$77	$6	$(4)	$(6)	$73
Year ended December 31, 2017	$71	$16	$(2)	$(8)	$77
Year ended December 31, 2016	$73	$9	$(4)	$(7)	$71

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2018. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2018 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 104. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 105.  Management has concluded that internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2018, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control - Integrated Framework (2013 Framework), Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 105 of this report on Form 10-K for the year ended December 31, 2018.

/s/ Stephen J. Jones
Stephen J. Jones
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Covanta Holding Corporation and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Covanta Holding Corporation and subsidiaries (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15a of the Company and our report dated February 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCOAB.

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
February 19, 2019

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements, for the years ended December 31, 2018, 2017 and 2016
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2018, 2017 and 2016

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

3.2†
Amended and Restated Bylaws of Covanta Holding Corporation, effective September 19, 2013 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated September 19, 2013 filed with the SEC on September 20, 2013).

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

4.5†
Fourth Supplemental Indenture dated as of March 6, 2014 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 6, 2014 and filled with the SEC on March 6, 2014).

4.6†
Fifth Supplemental Indenture dated as of March 16, 2017 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 16, 2017 and filled with the SEC on March 16, 2017).

4.7†
Sixth Supplemental Indenture dated as of October 18, 2018 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 18, 2018 and filed with the SEC on October 18, 2018).

Material Contracts.

10.1†*
Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

10.2†
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

10.3†
Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10.4†
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

10.5	Pledge and Security Agreement, dated as of August 21, 2018, between each of Covanta Energy Corporation and the other grantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.6
Intercompany Subordination Agreement, dated as of August 21, 2018, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as non-guarantor subsidiaries, and Bank of America, N.A., as Administrative Agent.

10.7†
Form of Covanta Holding Corporation Indemnification Agreement, entered into with each Director and Officer (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.

10.8†
Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.9†
Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10.10†
Loan Agreement, dated as of August 29, 2018, by and between Covanta Holding Corporation and the Niagara Development Corporation (incorporated by reference to Exhibit 1.2 of Covanta Holding Corporation's Current Report on Form 8-K dated August 30, 2018 and filed with the SEC on August 30, 2018).

10.11†
Loan Agreement, dated as of August 29, 2018, by and between Covanta Holding Corporation and the New Hampshire National Finance Authority (incorporated herein by reference to Exhibit 1.1 of Covanta Holding Corporation's Current Report on Form 8-K dated August 30, 2018 and filed with the SEC on August 30, 2018).

10.12†
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

10.13†*
Covanta Holding Corporation 2014 Equity Award Plan (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 8, 2014).

10.14†*
Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10.15†*
Form of Growth Equity Award Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.16†*
Covanta Energy Corporation Senior Officers Severance Plan (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 24, 2010 and filed with the SEC on March 2, 2010).

10.17†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K filed with the SEC on February 16, 2018).

10.18†*
Form of Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.19†*
Form of Covanta Holding Corporation Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.20†*
Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Directors (incorporated herein by reference to Exhibit 10.35 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

10.21†
Second Amended and Restated Credit and Guaranty Agreement, dated as of August 21, 2018, among Covanta Energy, LLC, Covanta Holding Corporation, certain subsidiaries of Covanta Energy, LLC, as guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, Citizens Bank, N.A. MUFG Union Bank, N.A and Sumitomo Mitsui Banking Corporation as Syndication Agents, and TD Bank, N.A., Capital One, National Association, Cobank, ACB and Compass Bank , as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated August 21, 2018 and filed with the SEC on August 21, 2018).

10.22†*
Offer Letter from Covanta Holding Corporation to Stephen J. Jones dated January 5, 2015 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 5, 2015 and filed with the SEC on January 5, 2015).

10.23†*
Offer Letter from Covanta Holding Corporation to Michael J. de Castro dated May 12, 2015 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 2, 2015 and filed with the SEC on June 2, 2015).

10.24†*
Form of Covanta Holding Corporation 2014 Equity Award Plan Performance Share Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 2, 2016 and filed with the SEC on March 3, 2016).

10.25†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.34 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

10.26†*
Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.35 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

Other.
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
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
Date: February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ STEPHEN J. JONES	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Stephen J. Jones

/S/ BRADFORD J. HELGESON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2019
Bradford J. Helgeson

/S/ MANPREET S. GREWAL	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2019
Manpreet S. Grewal

/S/ SAMUEL ZELL	Chairman of the Board	February 19, 2019
Samuel Zell

/S/ DAVID M. BARSE	Director	February 19, 2019
David M. Barse

/S/ RONALD J. BROGLIO	Director	February 19, 2019
Ronald J. Broglio

/S/ PETER C. B. BYNOE	Director	February 19, 2019
Peter C. B. Bynoe

/S/ LINDA J. FISHER	Director	February 19, 2019
Linda J. Fisher

/S/ JOSEPH M. HOLSTEN	Director	February 19, 2019
Joseph M. Holsten

/S/ OWEN MICHAELSON	Director	February 19, 2019
Owen Michaelson

/S/ DANIELLE PLETKA	Director	February 19, 2019
Danielle Pletka

/S/ MICHAEL W. RANGER	Director	February 19, 2019
Michael W. Ranger

/S/ ROBERT S. SILBERMAN	Director	February 19, 2019
Robert S. Silberman

/S/ JEAN SMITH	Director	February 19, 2019
Jean Smith