Form 10-Q
period 2019-03-31
COVANTA HOLDING CORP
filed 2019-04-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 18, 2019
Common Stock, $0.10 par value	131,435,608

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance and actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2018 Annual Report on Form 10-K ("10K").

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$327	$312
Energy revenue	94	100
Recycled metals revenue	21	24
Other operating revenue	11	22
Total operating revenue	453	458
OPERATING EXPENSE:
Plant operating expense	359	345
Other operating expense, net	17	8
General and administrative expense	30	31
Depreciation and amortization expense	55	54
Total operating expense	461	438
Operating (loss) income	(8)	20
OTHER (EXPENSE) INCOME:
Interest expense	(36)	(38)
Net gain on sale of business and investments	50	210
Other income, net	1	—
Total other income	15	172
Income before income tax (expense) benefit and equity in net income from unconsolidated investments	7	192
Income tax (expense) benefit	(2)	9
Equity in net income from unconsolidated investments	—	—
Net income	$5	$201

Weighted Average Common Shares Outstanding:
Basic	131	130
Diluted	133	132

Earnings Per Share:
Basic	$0.04	$1.55
Diluted	$0.03	$1.53

Cash Dividend Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018

	(Unaudited, in millions)
Net income	$5	$201
Foreign currency translation, net of tax expense of $0 and $1, respectively	(5)	12
Net unrealized gain on derivative instruments, net of tax expense of $3 and $1, respectively	—	32
Other comprehensive (loss) income	(5)	44
Comprehensive income	$—	$245

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$88	$58
Restricted funds held in trust	31	39
Receivables (less allowances of $7 and $8, respectively)	292	338
Prepaid expenses and other current assets	79	62
Assets held for sale	—	2
Total Current Assets	490	499
Property, plant and equipment, net	2,511	2,514
Restricted funds held in trust	7	8
Intangible assets, net	274	279
Goodwill	321	321
Other assets	282	222
Total Assets	$3,885	$3,843
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$15	$15
Current portion of project debt	10	19
Accounts payable	67	76
Accrued expenses and other current liabilities	306	333
Total Current Liabilities	398	443
Long-term debt	2,393	2,327
Project debt	131	133
Deferred income taxes	382	378
Other liabilities	127	75
Total Liabilities	3,431	3,356
Commitments and Contingencies (Note 13)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	841	841
Accumulated other comprehensive loss	(36)	(33)
Accumulated deficit	(365)	(334)
Treasury stock, at par	—	(1)
Total equity	454	487
Total Liabilities and Equity	$3,885	$3,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2019	2018

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income	$5	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55	54
Amortization of deferred debt financing costs	1	2
Net gain on sale of business and investments	(50)	(210)
Stock-based compensation expense	8	9
Deferred income taxes	1	(3)
Other, net	—	(12)
Change in working capital, net of effects of acquisitions and dispositions	16	(39)
Changes in noncurrent assets and liabilities, net	1	1
Net cash provided by operating activities	37	3
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(52)	(81)
Acquisition of businesses, net of cash acquired	2	(4)
Proceeds from the sale of assets, net of restricted cash	26	111
Property insurance proceeds	—	7
Payment of indemnification claim related to sale of asset	—	(7)
Investment in equity affiliate	(3)	—
Net cash (used in) provided by investing activities	(27)	26
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	220	170
Payments on long-term debt	(3)	(1)
Payments on revolving credit facility	(151)	(228)
Payments on equipment financing capital leases	(1)	(1)
Payments on project debt	(10)	(10)
Cash dividends paid to stockholders	(35)	(33)
Payment of insurance premium financing	(7)	(7)
Other, net	(2)	—
Net cash provided by (used in) financing activities	11	(110)
Effect of exchange rate changes on cash and cash equivalents	—	3
Net increase (decrease) in cash, cash equivalents and restricted cash	21	(78)
Cash, cash equivalents and restricted cash at beginning of period	105	194
Cash, cash equivalents and restricted cash at end of period	$126	$116

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$88	$51
Restricted funds held in trust- short term	31	42
Restricted funds held in trust- long term	7	23
Total cash, cash equivalents and restricted cash	$126	$116

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity							Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount
	(In millions)
Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$427
Cumulative effect change in accounting for revenue recognition	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(33)	—	—	(33)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	(4)
Other	—	—	1	—	(1)	—	—	—
Comprehensive income, net of income taxes	—	—	—	44	201	—	—	245
Balance as of March 31, 2018	136	$14	$828	$(11)	$(185)	5	$(1)	$645

Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	—	2	(2)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as of March 31, 2019	136	$14	$841	$(36)	$(365)	5	$—	$454

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the EfW process. We process approximately 22 million tons of solid waste annually. We operate and/or have ownership positions in 43 energy-from-waste facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).

Accounting Pronouncements Recently Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for adjustments to the tax effect of items in AOCI, that were originally recognized in other comprehensive income, related to the new statutory rate prescribed in the Tax Cuts and Jobs Act enacted on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21%. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Effective January 1, 2019, we adopted this standard and recorded a reclassification of AOCI to accumulated deficit totaling $2 million.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as Accounting Standards Codification (“ASC") 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The standard requires a modified retrospective basis adoption.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On January 1, 2019, we adopted ASC 842 using the modified retrospective method and recognized a right of use ("ROU") asset and liability in our consolidated condensed balance sheet in the amount of $57 million and $62 million, respectively, related to our operating leases where we are the lessee. There was no effect on our operating leases as lessor. Results for the three months ended March 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 840, Leases.

As part of the adoption, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to:

1.	Continue to apply the ASC 840 guidance, including the disclosure requirements, in the comparative periods presented in the year of adoption, the hindsight practical expedient;

2.	Continue applying our current policy for accounting for land easements that existed as of, or expired before, January 1, 2019;

3.
Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We elected to apply this practical expedient to all underlying asset classes;

4.	Not apply the recognition requirements in ASC 842 to short-term leases; and

5.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 12. Leases for additional disclosures required by ASC 842.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The following table summarizes recent ASU's issued by the FASB that could have a material impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT
Green Investment Group Limited (“GIG”) Joint Venture

Rookery EfW

In March 2019, we reached financial close on the Rookery South Energy Recovery Facility (“Rookery”), a 1,600 metric ton-per-day, 60 megawatt EfW facility under construction in Bedfordshire, England. Rookery is our second investment in the UK with our strategic partner, Green Investment Group Limited (“GIG”). Through a 50/50 jointly-owned and governed entity (“Covanta Green”), we and GIG will own an 80% interest in the project. We co-developed the project with Veolia ES (UK) Limited (“Veolia”), who will own the remaining 20%. We will provide technical oversight during construction and will provide operations and maintenance (“O&M”) services for the facility, and Veolia will be responsible for supplying at least 70% of the waste processing capacity. The facility is expected to commence commercial operations in 2022.

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees, and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the three months ended March 31, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of March 31, 2019, $22 million of the consideration received remained in Covanta Green, and as such this amount is included in Prepaid expenses and other current assets and our $22 million equity method investment is included in Other assets in our condensed consolidated balance sheet.

The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest 40% in the project.

Dublin EfW

In February 2018, we completed our first investment with GIG, Covanta Europe Assets Limited, which is structured as a 50/50 jointly-owned and governed entity between Covanta and GIG. As an initial step, we contributed 100% of our Dublin EfW project ("Dublin EfW") to the entity, and GIG acquired a 50% ownership in the entity. We retained a 50% equity interest in the entity and retained our role as O&M service provider for the facility. We received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our Revolving Credit Facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the three months ended March 31, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in "Net gain on sale of assets and investments" on our condensed consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest is accounted for under the equity method of accounting. As of March 31, 2019 and December 31, 2018, our equity investment of $146 million and $149 million, respectively, is included in "Other assets" on our condensed consolidated balance sheet. The fair value of our investment was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment and the carrying amounts of the underlying net assets as they were fair valued contemporaneously as of the sale date.

Divestiture of Springfield and Pittsfield EfW facilities

During the first quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we entered into an agreement to divest our Pittsfield and Springfield EfW facilities. Accordingly, we determined that the assets and liabilities associated with these facilities met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations as this sale did not represent a strategic shift in our business. During the three months ended March 31, 2019, we recognized a loss of $9 million, which is included in Net gain on sale of business and investments in our condensed consolidated statement of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 4. EARNINGS PER SHARE AND EQUITY
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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	131	130
Dilutive effect of stock options, restricted stock and restricted stock units	2	2
Diluted weighted average common shares outstanding	133	132

Equity

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive income before reclassifications	10	—	5	15
Amounts reclassified from accumulated other comprehensive (loss) income	2	—	27	29
Net current period comprehensive income	12	—	32	44
Balance at March 31, 2018	$(12)	$2	$(1)	$(11)

Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	2	2
Balance at January 1, 2019	(23)	2	(10)	(31)
Other comprehensive loss	(5)	—	—	(5)
Net current period comprehensive loss	(5)	—	—	(5)
Balance at March 31, 2019	$(28)	$2	$(10)	$(36)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amount Reclassified from Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Component	Three Months Ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Net gain on sale of business and investments (1)
Interest rate swap	27	Net gain on sale of business and investments (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) Reclassification from AOCI to Net gain on sale of business and investments, related to the loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements in February 2018. For additional information see Item 1. Financial Statements, Note 3. New Business and Asset Management- Green Investment Group Limited (“GIG”) Joint Venture.

NOTE 5. REVENUE

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018. We have one reportable segment which comprises our entire operating business.

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less;

2.
Revenue is recognized from the satisfaction of the performance obligations in the amount billable to our customer that corresponds directly with the value to the customer of our performance completed to date (i.e. “right-to-invoice” practical expedient); and/or

3.
The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service or a series of distinct services that are substantially the same and that have the same pattern of transfer to our customer (i.e. “series practical expedient”).

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of March 31, 2019 (dollars in millions):

Total
Total remaining performance obligation	$5,974
Percentage expected to be recognized:
Remainder of 2019	9%
2020	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as deferred revenue and present in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet (in millions):

	March 31, 2019	December 31, 2018
Unbilled receivables	$14	$16
Deferred revenue	$18	$15

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For the three months ended March 31, 2019, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $3 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the three months ended March 31, 2019, we awarded certain employees grants of 1,048,315 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2020, 2021, and 2022.

During the three months ended March 31, 2019, we awarded certain employees 395,320 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers.

During the three months ended March 31, 2019, we awarded 5,777 RSUs, for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock awards and RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the three months ended March 31, 2019, we withheld 452,025 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Share based compensation expense	$8	$9

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2019
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$1	1.0
Restricted stock units	$29	2.0

NOTE 7. SUPPLEMENTARY INFORMATION
Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to "Plant operating expense" in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Pass through costs	$13	$14

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other operating expenses, net

Insurance Recoveries

Fairfax County Energy-from-Waste Facility

In February 2017, our Fairfax County energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017. We expect to receive the remaining insurance recoveries for both property loss and business interruption during 2019.

The cost of repair or replacement of assets and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Insurance gains for property and clean-up costs, net of impairment charges	$—	$7
Insurance gains for business interruption costs, net of costs incurred	$—	$7

NOTE 8. INCOME TAXES

We generally record our interim tax provision based upon a projection of the Company’s annual effective tax rate ("AETR"). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. We update the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company’s global ETR for the three months ended March 31, 2019 and 2018 was 31% and (5)%, respectively, including discrete tax items. The increase in the ETR is primarily due to the change in the mix of earnings and the impact of non-recurring transactions.

NOTE 9. FINANCIAL INSTRUMENTS
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

•
The fair value of our floating to fixed rate interest rate swaps is determined using discounted cash flow valuation methodologies that apply the appropriate forward floating rate curve observable in the market to the contractual terms of our swap agreements. The fair value of the interest rate swaps is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market.

•	The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of March 31, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2019 and December 31, 2018 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2019	December 31, 2018
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Total assets		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$5	$13
Total liabilities		$5	$13

(1)	Included in Other assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in Accrued expenses and other current liabilities and the long-term balance is included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2019		As of December 31, 2018
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,408	$2,434	$2,342	$2,245
Project debt	$141	$145	$152	$154

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

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified. Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at the facility level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on the assets fair value as compared to the carrying value. Fair value is generally determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

NOTE 10. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of March 31, 2019 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2019	2.0
2020	1.0
Total	3.0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As of March 31, 2019, the fair value of the energy derivative liability was $5 million. The change in fair value was recorded as a component of AOCI.

During the three months ended March 31, 2019, cash provided by and used in energy derivative settlements of $10 million and $1 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the three months ended March 31, 2018, cash provided by and used in energy derivative settlements of $6 million and $13 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps

We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and term loan of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, during the three months ended March 31, 2019, we entered into a pay-fixed, receive-variable swap agreement with a financial institution on $100 million notional amount of our variable rate debt under the Credit Facilities. This interest rate swap is designated specifically to the Credit Facilities as a cash flow hedge and is recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities see Note 11. Consolidated Debt.

As of March 31, 2019, the fair value of the interest rate swap derivative asset and liability were not material and were recorded within Prepaid expenses and other assets and Other long-term liabilities, respectively on our condensed consolidated balance sheet.

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions)

	Average Rate (1)	March 31, 2019	December 31, 2018
LONG-TERM DEBT:
Revolving credit facility	4.38%	$281	$212
Term loan, net	4.47%	391	394
Credit Facilities subtotal		672	606
Senior Notes, net of deferred financing costs		1,184	1,184
Tax-Exempt Bonds, net of deferred financing costs		489	488
Equipment financing capital leases		63	64
Total long-term debt		2,408	2,342
Less: Current portion		(15)	(15)
Noncurrent long-term debt		$2,393	$2,327

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$141	$152
Less: Current portion		(10)	(19)
Noncurrent project debt		$131	$133

TOTAL CONSOLIDATED DEBT		$2,549	$2,494
Less: Current debt		(25)	(34)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,524	$2,460

(1) On March 31, 2019 we entered into an interest rate swap agreement to swap the LIBOR portion of our floating interest rate to a fixed rate of 2.132%. See Note 10. Derivative Instruments for further information.

Our subsidiary, Covanta Energy, has a senior secured credit facility consisting of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The nature and terms of our Credit Facilities, Senior Notes, Tax-Exempt Bonds,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

project debt and other long-term debt are described in detail in Note 16. Consolidated Debt in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revolving Credit Facility
As of March 31, 2019, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$281	$277	$342

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2019.

NOTE 12. LEASES

We determine if an arrangement contains a lease at inception. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Our leases consist of leaseholds on EfW facilities, land, trucks and automobiles, office space and machinery and equipment. We utilized a portfolio approach in determining our discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

We recognize lease expense for these leases on a straight-line basis over the lease term. We recognize variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows (in millions):

Three Months Ended March 31, 2019
Finance lease:
Amortization of assets, included in Depreciation and amortization expense	$3
Interest on lease liabilities, included in Interest expense	2
Operating lease:
Amortization of assets, included in Total operating expense	2
Interest on lease liabilities, included in Total operating expense	1
Total net lease cost	$8

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$55

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$7
Noncurrent operating lease liabilities, included in Other liabilities	53
Total operating lease liabilities	$60

Finance leases:
Property and equipment, at cost	$248
Accumulated amortization	(43)
Property and equipment, net	$205

Current obligations of finance leases, included in Current portion of long-term debt	$11
Finance leases, net of current obligations, included in Long-term debt	140
Total finance lease liabilities	$151

Supplemental cash flow and other information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2)
Financing cash flows related to finance leases	$(1)

Weighted average remaining lease term (in years):
Operating leases	12.9
Finance leases	23.5

Weighted average discount rate:
Operating leases	4.66%
Finance leases	4.66%

Maturities of lease liabilities were as follows (in millions):

	March 31, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$7	$13
2020	8	18
2021	8	18
2022	7	17
2023	7	18
2024 and thereafter	44	149
Total lease payments	81	233
Less: Amounts representing interest	(21)	(82)
Total lease obligations	$60	$151

As of March 31, 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ASC 842

Rental expense was $6 million for the three months ended March 31, 2018.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of March 31, 2019 and December 31, 2018, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets were $21 million and $16 million, respectively.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Commitments

Other commitments as of March 31, 2019 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$277
Letters of credit - other	40
Surety bonds	177
Total other commitments — net	$494

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt of our Annual Report on Form 10-K.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three months ended March 31, 2019. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of March 31, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	March 31, 2019	March 31, 2018
Consumer Price Index (1)	1.9%	2.4%
PJM Pricing (Electricity) (2)	$30.53	$53.85
NE ISO Pricing (Electricity) (3)	$43.48	$54.71
Henry Hub Pricing (Natural Gas) (4)	$2.92	$3.08
#1 HMS Pricing (Ferrous Metals) (5)	$306	$321
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.45	$0.61

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2019 and Q1 2018. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2019 and Q1 2018. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q1 2019 and Q1 2018. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q1 2019 and Q1 2018. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q1 2019 and Q1 2018. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

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

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”). The parties negotiated a proposed agreement covering rights and obligations during a transition period and future relations between the UK on a range of issues, however, the proposed agreement was rejected by Britain's Parliament. The UK and the EU have agreed to extend until October 2019 the date by which the UK must make a decision as to how, and whether, to leave the EU. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. (For further information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group

Limited (“GIG”) Joint Venture. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically. As such, while Brexit may have some impact on construction costs for future UK EfW projects, we do not believe Brexit, if it occurs, will materially impact the key market and economic drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities through the three months ended March 31, 2019 included the following:

•	$34 million in dividends declared to stockholders; and

•
$17 million for growth investments, including $11 million to service a second marine transfer station under our New York City transportation and disposal contract and $4 million for various organic growth investments, which included metals recovery projects, ash processing technology and investments related to our profiled waste and environmental services businesses.

New Business Development and Asset Management

We have executed on the following during the first quarter of 2019:

•
In March 2019, we reached financial close on the Rookery South Energy Recovery Facility (“Rookery”), a 545,000 metric ton-per-year, 60 megawatt EfW facility under construction in Bedfordshire, England. Rookery is our second investment in the UK with our strategic partner, Green Investment Group Limited (“GIG”). For additional information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group Limited (“GIG”) Joint Venture);

•
As part of our ongoing asset rationalization and portfolio optimization efforts, we signed an agreement to divest our Pittsfield and Springfield EfW facilities. We expect the transaction will close in the second quarter of 2019. For additional information see Item 1. Financial Statements - Note 3. New Business and Asset Management- Sale of Springfield and Pittsfield EfW facilities; and

•
During March 2019, we commenced operations at the East 91st Street Marine Transfer Station ("MTS"). The MTS is the second in a pair of marine transfer stations under a 20-year waste transport and disposal agreement between Covanta and New York City's Department of Sanitation.

Contract Extensions

During the first quarter 2019, we entered into an amended and extended waste contract with the town of Babylon through 2035, with mutual termination rights in 2028.

CONSOLIDATED RESULTS OF OPERATIONS

The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. We have one reportable segment which comprises our entire operating business.

The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 1. Financial Statements — Note 1. Organization and Basis of Presentation and Note 3. New Business and Asset Management in this quarterly report on Form 10-Q and in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Polices and Note 3. New Business and Asset Management of our annual report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	2019 vs 2018

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$327	$312	$15
Energy revenue	94	100	(6)
Recycled metals revenue	21	24	(3)
Other operating revenue	11	22	(11)
Total operating revenue	453	458	(5)
OPERATING EXPENSE:
Plant operating expense	359	345	14
Other operating expense, net	17	8	9
General and administrative expense	30	31	(1)
Depreciation and amortization expense	55	54	1
Total operating expense	461	438	23
Operating (loss) income	$(8)	$20	$(28)

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	Three Months
EfW tip fees	$149	$153	$(4)
EfW service fees	117	99	18
Environmental services	32	32	—
Municipal services	48	45	3
Other revenue	7	8	(1)
Intercompany	(26)	(26)	—
Total waste and service revenue	$327	$312	$15
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	Three Months
Tip fee - contracted	2.04	2.08	(0.04)
Tip fee - uncontracted	0.54	0.65	(0.11)
Service fee	2.62	2.11	0.51
Total tons	5.20	4.84	0.36
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $15 million, primarily driven by $11 million of organic growth and the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($14 million), partially offset by the deconsolidation of the Dublin EfW facility in the first quarter of 2018 ($5 million) and service contract transitions ($4 million). Within organic growth, EfW tip fee revenue increased by $5 million, with $8 million due to higher average revenue per ton partially offset by decreased volume processed, $2 million due to higher EfW service fees, $3 million from growth in municipal services revenue.

Energy Revenue

In millions: (1)	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	Three Months
Energy Sales	$81	$87	$(6)
Capacity	13	13	—
Total energy	$94	$100	$(6)
(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
Certain amounts may not total due to rounding.

In millions:	Three Months Ended March 31,						Variance Increase (Decrease)
	2019			2018			2019 vs 2018
	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue (1)	Volume (1) (2)	% of Total Volume	Revenue	Volume
At Market	$9	0.3	19%	$15	0.3	21%	$(6)	—
Contracted	45	0.5	30%	47	0.5	32%	(2)	—
Hedged	40	0.8	51%	38	0.8	47%	2	—
Total EfW	$94	1.6	100%	$100	1.6	100%	$(6)	—

(1) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(2) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue decreased by $6 million, driven by the deconsolidation of the Dublin EfW facility during the first quarter of 2018 ($5 million) and lower market prices ($1 million).

Recycled Metals Revenue

	Three Months Ended March 31,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2019	2018	2019	2018	2019	2018
Ferrous Metal	$11	$15	96	102	84	77
Non-Ferrous Metal	9	9	13	11	8	7
Total	$21	$24
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue decreased by $3 million, driven primarily by lower pricing for ferrous material ($5 million).

Other Operating Revenue

Other operating revenue decreased by $11 million for the three month comparative period due to lower construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	Three Months
Plant maintenance (1)	$95	$90	$5
All other	264	255	9
Plant operating expense	$359	$345	$14
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.

Plant operating expense increased by $14 million for the three month comparable period, primarily due to the acquisition of the Palm Beach County EfW facility operating contracts in the third quarter of 2018 and higher plant maintenance expense.

Other Operating Expense

Other operating expense increased by $9 million for the three month comparable period, primarily due to insurance recoveries received in the prior period which are recorded as a contra expense ($14 million) and closure costs related to the shutdown of our Warren facility in March 2019, partially offset by lower construction expense ($9 million).

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three Months Ended March 31, 2019 and 2018

Other (Expense) Income:

	Three Months Ended March 31,		Variance (Increase) Decrease
	2019	2018	Three Months

	(In millions)
Interest expense	$(36)	$(38)	$2
Net gain on sale of business and investments	50	210	(160)
Other income, net	1	—	1
Total other income	$15	$172	$(157)

During the three months ended March 31, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $9 million loss related to the pending divestiture of our Springfield and Pittsfield EfW facilities. For additional information see Note 3. New Business and Asset Management.

During the three months ended March 31, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China.

Income Tax (Expense) Benefit:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2019	2018	Three Months

	(In millions, except percentages)
Income tax (expense) benefit	$(2)	$9	$(11)
Effective income tax rate	31%	(5)%	N/A

The difference between the effective tax rate for the three months ended March 31, 2019 and 2018 is primarily attributable to the change in the mix of earnings and the impact of non-recurring transactions. For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

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

We use Adjusted EBITDA to provide additional ways of viewing aspects of operations that, when viewed with the GAAP results provide a more complete understanding of our core business. As we define it, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income including the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, adjustments to reflect the Adjusted EBITDA from our unconsolidated investments, adjustments to exclude significant unusual or non-recurring items that are not directly related to our operating performance, plus adjustments to capital type expenses for our service fee facilities in line with our credit agreements. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends. As larger parts of our business are conducted through unconsolidated investments that we do not control, we adjust EBITDA for our proportionate share of the entities depreciation and amortization, interest expense and taxes in order to improve comparability to the Adjusted EBITDA of our wholly owned entities.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2019 and 2018, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Net income	$5	$201
Depreciation and amortization expense	55	54
Interest expense	36	38
Income tax expense (benefit)	2	(9)
Net gain on sale of businesses and investments (a)	(50)	(210)
Property insurance recoveries, net	—	(7)
Capital type expenditures at client owned facilities (b)	13	12
Debt service billings in excess of revenue recognized	—	1
Business development and transaction costs	—	2
Severance and reorganization costs	3	2
Stock-based compensation expense	8	9
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	4
Other (c)	6	3
Adjusted EBITDA	$84	$100

(a)
During the three months ended March 31, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $9 million loss related to the pending divestiture of our Springfield and Pittsfield EfW facilities.

During the three months ended March 31, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin project to our joint venture with Green Investment Group and $6 million gain on the sale of our remaining interests in China.

(b)
Adjustment for impact of adoption of FASB ASC 853 - Service Concession Arrangements. These types of capital equipment related expenditures at our service fee operated facilities were historically capitalized prior to adoption of this new accounting standard effective January 1, 2015 and are capitalized at facilities that we own.

(c)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$37	$3
Capital type expenditures at service fee operated facilities (a)	13	12
Cash paid for interest, net of capitalized interest	47	33
Cash paid for taxes, net	1	—
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	4
Adjustment for working capital and other	(20)	48
Adjusted EBITDA	$84	$100

(a) See Adjusted EBITDA - Note (b).

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our unrestricted cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our Revolving Credit Facility, which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 1. Financial Statements - Note 11. Consolidated Debt.

We expect to utilize a combination of cash flows from operations, borrowings under our Revolving Credit Facility, and other financing sources, as necessary, to fund growth investments in our business.

In 2019, we expect to generate net cash from operating activities which alone may not alone meet all of our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to shareholders. We would utilize our Revolving Credit Facility to cover any shortfall. For a full discussion of the factors impacting our 2019 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our Annual Report on Form 10-K for the year ended December 31, 2018.

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 16. Consolidated Debt of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.

Other Factors Affecting Liquidity

As of March 31, 2019, we held unrestricted cash balances of $88 million, of which $74 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of March 31, 2019, we held restricted cash balances of $38 million, of which $8 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of March 31, 2019, we had unutilized capacity under our Revolving Credit Facility of $342 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 11. Consolidated Debt.

During the three months ended March 31, 2019, dividends declared to stockholders were $34 million or $0.25 per share. Such amounts were paid on April 5, 2019. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of March 31, 2019, the amount remaining under our currently authorized share repurchase program was $66 million.

Our projected contractual obligations remain consistent with amounts disclosed in our Form 10-K for the year ended December 31, 2018.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2019 and 2018

Net cash provided by operating activities for the three months ended March 31, 2019 was $37 million, an increase of $34 million from the same period in the prior year. The increase was primarily attributable to a favorable increase in working capital due to improved receivable collections and decreased payments of accounts payable as compared to prior year, offset by lower operating performance discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net cash used in investing activities for the three months ended March 31, 2019 was $27 million, an increase of $53 million from the prior year period. The increase in net investing was principally driven by reduced asset sale proceeds of $85 million year-over-year offset by a $29 million decrease in purchases of property, plant and equipment.

Net cash provided by financing activities for the three months ended March 31, 2019 was $11 million, as compared to net cash used in financing activities of $110 million in the prior period. The increase in financing activities was primarily attributable to higher net direct borrowings under the Revolving Credit Facility totaling $127 million.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of March 31, 2019 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin EfW (Ireland) (1)	$455	50%	$228	Operational
Earls Gate (UK) (2)	—	25%	—	Under construction
Rookery (UK) (3)	—	40%	—	Under construction
Total	$455		$228

(1)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)
We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million; £147 million is financed through non-recourse project-based debt, which was undrawn as of March 31, 2019.

(3)
We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. The total estimated project cost is £457 million; £310 million is financed through non-recourse project-based debt, which was undrawn as of March 31, 2019.

For additional information on our unconsolidated equity investments see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 13. Equity Method Investments of our annual report on Form 10-K for the year ended December 31, 2018 and Item 1. Financial Statements — New Business and Asset Management.

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

We use the non-GAAP financial measure of Free Cash Flow as criteria of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, plus changes in operating restricted funds, less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available for acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our shareholders through dividends and/or stock repurchases.

For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2019 and 2018, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Net cash provided by operating activities	$37	$3
Add: Changes in restricted funds - operating (a)	—	(10)
Less: Maintenance capital expenditures (b)	(31)	(45)
Free Cash Flow	$6	$(52)

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

(b)   Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2019	2018
Maintenance capital expenditures	$(31)	$(45)
Net maintenance capital expenditures paid but incurred in prior periods	(6)	(7)
Capital expenditures associated with construction of Dublin EfW facility	—	(17)
Capital expenditures associated with the New York City MTS contract	(11)	—
Capital expenditures associated with organic growth initiatives	(4)	(8)
Total capital expenditures associated with growth investments (c)	(15)	(25)
Capital expenditures associated with property insurance events	—	(4)
Total purchases of property, plant and equipment	$(52)	$(81)

(c) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

Capital expenditures associated with growth investments	$(15)	$(25)
UK business development projects	(1)	—
Investment in equity affiliate	(3)	—
Asset and business acquisitions, net of cash acquired	2	(5)
Total growth investments	$(17)	$(30)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Except as discussed in Note 1. Organization and Basis of Accounting - Accounting Pronouncements Recently Adopted, management believes there have been no material changes during the three months ended March 31, 2019 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Except as discussed in Item 1. Financial Statements — Note 10. Derivative Instruments - Interest Rate Swaps, there were no material changes during the three months ended March 31, 2019 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2019. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, the Company withheld 452,025 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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
Date: April 26, 2019