Form 10-Q
period 2019-06-30
COVANTA HOLDING CORP
filed 2019-07-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-06732
COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			95-6021257
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

445 South Street	Morristown	NJ	07960
(Address of Principal Executive Office)			(Zip Code)
(862) 345-5000
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	CVA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 19, 2019
Common Stock, $0.10 par value	131,435,569

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$359	$333	$686	$645
Energy revenue	72	76	166	176
Recycled metals revenue	21	25	42	49
Other operating revenue	15	20	26	42
Total operating revenue	467	454	920	912
OPERATING EXPENSE:
Plant operating expense	354	334	713	679
Other operating expense, net	16	19	33	27
General and administrative expense	31	27	61	58
Depreciation and amortization expense	55	55	110	109
Impairment charges	1	37	1	37
Total operating expense	457	472	918	910
Operating income (loss)	10	(18)	2	2
OTHER (EXPENSE) INCOME:
Interest expense	(36)	(36)	(72)	(74)
Net (loss) gain on sale of business and investments	(2)	—	48	210
Other income (expense), net	1	(1)	2	(1)
Total (expense) income	(37)	(37)	(22)	135
(Loss) income before income tax benefit and equity in net income from unconsolidated investments	(27)	(55)	(20)	137
Income tax benefit	3	22	1	31
Equity in net income from unconsolidated investments	3	2	3	2
Net (loss) income	$(21)	$(31)	$(16)	$170

Weighted Average Common Shares Outstanding:
Basic	131	130	131	130
Diluted	131	130	131	132

(Loss) Earnings Per Share:
Basic	$(0.16)	$(0.24)	$(0.12)	$1.31
Diluted	$(0.16)	$(0.24)	$(0.12)	$1.29

Cash Dividend Declared Per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited, in millions)
Net (loss) income	$(21)	$(31)	$(16)	$170
Foreign currency translation, net of tax expense of $0, $0, $0 and $1, respectively	3	(10)	(2)	2
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $2, ($2), $5 and ($1), respectively	6	(5)	6	27
Other comprehensive income (loss)	9	(15)	4	29
Comprehensive (loss) income	$(12)	$(46)	$(12)	$199

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$102	$58
Restricted funds held in trust	22	39
Receivables (less allowances of $8 and $8, respectively)	318	338
Prepaid expenses and other current assets	84	64
Total Current Assets	526	499
Property, plant and equipment, net	2,492	2,514
Restricted funds held in trust	8	8
Intangible assets, net	269	279
Goodwill	321	321
Other assets	286	222
Total Assets	$3,902	$3,843
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$16	$15
Current portion of project debt	10	19
Accounts payable	61	76
Accrued expenses and other current liabilities	318	333
Total Current Liabilities	405	443
Long-term debt	2,446	2,327
Project debt	128	133
Deferred income taxes	378	378
Other liabilities	129	75
Total Liabilities	3,486	3,356
Commitments and Contingencies (Note 13)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	848	841
Accumulated other comprehensive loss	(27)	(33)
Accumulated deficit	(419)	(334)
Treasury stock, at par	—	(1)
Total equity	416	487
Total Liabilities and Equity	$3,902	$3,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2019	2018

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(16)	$170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	110	109
Amortization of deferred debt financing costs	2	3
Net gain on sale of business and investments	(48)	(210)
Impairment charges	1	37
Stock-based compensation expense	15	14
Equity in net income from unconsolidated investments	(3)	(2)
Deferred income taxes	(4)	(28)
Dividends from unconsolidated investments	5	1
Other, net	5	(8)
Change in working capital, net of effects of acquisitions and dispositions	18	(21)
Changes in noncurrent assets and liabilities, net	2	(2)
Net cash provided by operating activities	87	63
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(93)	(130)
Acquisition of businesses, net of cash acquired	2	(4)
Proceeds from the sale of assets, net of restricted cash	26	112
Property insurance proceeds	—	7
Payment of indemnification claim related to sale of asset	—	(7)
Investment in equity affiliate	(8)	—
Other, net	(1)	(1)
Net cash used in investing activities	(74)	(23)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	14	30
Proceeds from borrowings on revolving credit facility	359	317
Payments on long-term debt	(8)	(6)
Payments on revolving credit facility	(248)	(387)
Payments on project debt	(13)	(13)
Cash dividends paid to stockholders	(68)	(66)
Payment of insurance premium financing	(14)	(13)
Other, net	(8)	2
Net cash provided by (used in) financing activities	14	(136)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	2
Net increase (decrease) in cash, cash equivalents and restricted cash	27	(94)
Cash, cash equivalents and restricted cash at beginning of period	105	194
Cash, cash equivalents and restricted cash at end of period	$132	$100

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$102	$39
Restricted funds held in trust- short term	22	37
Restricted funds held in trust- long term	8	24
Total cash, cash equivalents and restricted cash	$132	$100

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

								Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	—	2	(2)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as of March 31, 2019	136	$14	$841	$(36)	$(365)	5	$—	$454
Stock-based compensation expense	—	—	7	—	—	—	—	7
Dividend declared	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	—	1	—	—	1
Comprehensive income (loss), net of income taxes	—	—	—	9	(21)	—	—	(12)
Balance as of June 30, 2019	136	$14	$848	$(27)	$(419)	5	$—	$416

Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$427
Cumulative effect change in accounting for revenue recognition	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(33)	—	—	(33)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	(4)
Other	—	—	1	—	(1)	—	—	—
Comprehensive income, net of income taxes	—	—	—	44	201	—	—	245
Balance as of March 31, 2018	136	$14	$828	$(11)	$(185)	5	$(1)	$645
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(33)	—	—	(33)
Comprehensive loss, net of income taxes	—	—	—	(15)	(31)	—	—	(46)
Balance as of June 30, 2018	136	$14	$833	$(26)	$(249)	5	$(1)	$571

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the EfW process. We process approximately 22 million tons of solid waste annually. We operate and/or have ownership positions in 41 energy-from-waste facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”).

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On January 1, 2019, we adopted ASC 842 using the modified retrospective method and recognized a right of use ("ROU") asset and liability in our consolidated condensed balance sheet in the amount of $57 million and $62 million, respectively, related to our operating leases where we are the lessee. There was no effect on our operating leases as lessor. Results for the six months ended June 30, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 840, Leases.

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
ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as amended by ASU 2018-19, 2019-04 and 2019-05.
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

Green Investment Group Limited Joint Venture

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

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees, and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the six months ended June 30, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of June 30, 2019, $22 million of the consideration received remained in Covanta Green, and as such this amount is included in Prepaid expenses and other current assets and our $15 million equity method investment is included in Other assets in our condensed consolidated balance sheet.

The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest 40% in the project.

Dublin EfW

In February 2018, we completed our first investment with GIG, Covanta Europe Assets Limited, which is structured as a 50/50 jointly-owned and governed entity between Covanta and GIG. As an initial step, we contributed 100% of our Dublin EfW project ("Dublin EfW") to the entity, and GIG acquired a 50% ownership in the entity. We retained a 50% equity interest in the entity and retained our role as O&M service provider for the facility. We received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our Revolving Credit Facility. The sale resulted in our loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements as of the sale date. For the six months ended June 30, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which is included in Net gain on sale of business and investments on our condensed consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin EfW over our carrying value.

Our 50% equity interest is accounted for under the equity method of accounting. As of June 30, 2019 and December 31, 2018, our equity investment of $145 million and $149 million, respectively, is included in "Other assets" on our condensed consolidated balance sheet. The fair value of our investment was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment and the carrying amounts of the underlying net assets as they were fair valued contemporaneously as of the sale date.

Divestiture of Springfield and Pittsfield EfW facilities

During the second quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield EfW facilities. During the first quarter, we determined that the assets and liabilities associated with these facilities met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations as this sale did not represent a strategic shift in our business. During the three and six months ended June 30, 2019, we recognized a loss of $3 million and $12 million, respectively, which is included in Net (loss) gain on sale of business and investments in our condensed consolidated statement of operations.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	131	130	131	130
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	—	2
Diluted weighted average common shares outstanding	131	130	131	132
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	2	2	2	—

Equity

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2017	$(24)	$2	$(33)	$(55)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive (loss) income	2	—	27	29
Net current period comprehensive income	2	—	27	29
Balance at June 30, 2018	$(22)	$2	$(6)	$(26)

Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	2	2
Balance at January 1, 2019	(23)	2	(10)	(31)
Other comprehensive (loss) income	(2)	—	6	4
Net current period comprehensive (loss) income	(2)	—	6	4
Balance at June 30, 2019	$(25)	$2	$(4)	$(27)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income Component	Six Months Ended June 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Net gain on sale of business and investments (1)
Interest rate swap	27	Net gain on sale of business and investments (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) Reclassification from AOCI to Net gain on sale of business and investments, related to the loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements in February 2018. For additional information see Item 1. Financial Statements, Note 3. New Business and Asset Management- Green Investment Group Limited Joint Venture.

NOTE 5. REVENUE

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018. We have one reportable segment which comprises our entire operating business.

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of June 30, 2019 (dollars in millions):

Total
Total remaining performance obligation	$6,342
Percentage expected to be recognized:
Remainder of 2019	5%
2020	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as “Accounts receivable unbilled” and present net in Accounts receivable, and our contract liabilities, which we classify as deferred revenue and present in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet (in millions):

	June 30, 2019	December 31, 2018
Unbilled receivables	$17	$16
Deferred revenue	$19	$15

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

For the six months ended June 30, 2019, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $8 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the six months ended June 30, 2019, we awarded certain employees grants of 1,085,497 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2020, 2021, and 2022.

During the six months ended June 30, 2019, we awarded certain employees 395,320 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and the other 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers.

During the six months ended June 30, 2019, we awarded 81,635 RSUs and 6,236 restricted stock awards ("RSAs") for annual director compensation. In addition, during the six months ended June 30, 2019, we awarded 11,935 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's and RSA's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the six months ended June 30, 2019, we withheld 452,025 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share based compensation expense	$7	$5	$15	$14

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2019
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$1	0.7
Restricted stock units	$25	1.8

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

Pass through costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pass through costs	$12	$12	$25	$26

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

The cost of repair or replacement of assets and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to "Other operating expense, net," in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Insurance gains for property and clean-up costs, net of impairment charges	$—	$—	$—	$7
Insurance gains for business interruption costs, net of costs incurred	$—	$1	$—	$8

Impairment Charges

During the three months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the expectation was, more likely than not, that the assets would not be operated through their previously estimated economic useful lives. We performed recoverability tests to determine if these facilities were impaired at June 30, 2018. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

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

The Company’s global ETR for the six months ended June 30, 2019 and 2018 was 7% and (23)%, respectively, including discrete tax items. The increase in the ETR is primarily due to the change in the mix of earnings and the impact of non-recurring transactions.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of June 30, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2019 and December 31, 2018 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2019	December 31, 2018
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	8	—
Total assets		$10	$2
Liabilities:
Derivative liability — energy hedges (3)	2	$—	$13
Derivative liability — interest rate swaps (3)	2	2	—
Total liabilities		$2	$13

(1)	Included in Other assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in Prepaid expenses and other current assets and the long-term balance is included in Other assets in the condensed consolidated balance sheets.

(3)	The short-term balance is included in Accrued expenses and other current liabilities and the long-term balance is included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2019		As of December 31, 2018
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,462	$2,523	$2,342	$2,245
Project debt	$138	$142	$152	$154

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 10. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of June 30, 2019 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2019	2.7
2020	1.3
2021	0.2
2022	0.1
Total	4.3

As of June 30, 2019, the fair value of the energy derivative asset was $8 million. The change in fair value was recorded as a component of AOCI.

During the six months ended June 30, 2019, cash provided by and used in energy derivative settlements of $12 million and $1 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the six months ended June 30, 2018, cash provided by and used in energy derivative settlements of $8 million and $15 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps

We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and term loan of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, during the six months ended June 30, 2019, we entered into a pay-fixed, receive-variable swap agreement with a financial institution on $100 million notional amount of our variable rate debt under the Credit Facilities. This interest rate swap is designated specifically to the Credit Facilities as a cash flow hedge and is recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities see Note 11. Consolidated Debt.

As of June 30, 2019, the fair value of the interest rate swap derivative liability of $2 million was recorded in Other long-term liabilities on our condensed consolidated balance sheet.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	Average Rate (1)	June 30, 2019	December 31, 2018
LONG-TERM DEBT:
Revolving credit facility	4.35%	$323	$212
Term loan, net	4.43%	389	394
Credit Facilities subtotal		712	606
Senior Notes, net of deferred financing costs		1,185	1,184
Tax-Exempt Bonds, net of deferred financing costs		489	488
Equipment financing arrangements		76	64
Total long-term debt		2,462	2,342
Less: Current portion		(16)	(15)
Noncurrent long-term debt		$2,446	$2,327

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$138	$152
Less: Current portion		(10)	(19)
Noncurrent project debt		$128	$133

TOTAL CONSOLIDATED DEBT		$2,600	$2,494
Less: Current debt		(26)	(34)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,574	$2,460

(1) On March 31, 2019 we entered into an interest rate swap agreement to swap the LIBOR portion of our floating interest rate to a fixed rate of 2.132% for $100 million notional amount of our variable rate debt under the Credit Facilities. See Note 10. Derivative Instruments for further information.

Our subsidiary, Covanta Energy, has a senior secured credit facility consisting of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The nature and terms of our Credit Facilities, Senior Notes, Tax-Exempt Bonds, project debt and other long-term debt are described in detail in Note 16. Consolidated Debt in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revolving Credit Facility
As of June 30, 2019, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$323	$209	$368

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2019.

Equipment Financing

During March 2019, we commenced operations at the East 91st Street Marine Transfer Station, which is the second of a pair of marine transfer stations utilized under a 20-year waste transport and disposal agreement between Covanta and New York City's Department of Sanitation ("DSNY"). In accordance with the contract, we are responsible for purchasing and maintaining a sufficient number of transportation assets to allow the DSNY owned transfer stations to effectively handle the expected volumes of waste. As such, we entered into financing arrangements for the purchase of railcars and trailers (the "Equipment") to continue to meet

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

the requirements of the DSNY contract. We commenced investing in the Equipment during 2019 and borrowed $14 million during the six months ended June 30, 2019. Payments on these borrowings began in May 2019 and will continue monthly for a duration of 10 to 12 years with fixed interest rates ranging from 4.12% to 4.75%.

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

The components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019
Finance lease:
Amortization of assets, included in Depreciation and amortization expense	$2	$4
Interest on lease liabilities, included in Interest expense	1	2
Operating lease:
Amortization of assets, included in Total operating expense	2	4
Interest on lease liabilities, included in Total operating expense	—	1
Total net lease cost	$5	$11

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$53

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$7
Noncurrent operating lease liabilities, included in Other liabilities	51
Total operating lease liabilities	$58

Finance leases:
Property and equipment, at cost	$166
Accumulated amortization	(21)
Property and equipment, net	$145

Current obligations of finance leases, included in Current portion of long-term debt	$6
Finance leases, net of current obligations, included in Long-term debt	85
Total finance lease liabilities	$91

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental cash flow and other information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$5
Financing cash flows related to finance leases	$3

Weighted average remaining lease term (in years):
Operating leases	12.8
Finance leases	33.7

Weighted average discount rate:
Operating leases	4.66%
Finance leases	5.06%

Maturities of lease liabilities were as follows (in millions):

	June 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$5	$5
2020	8	11
2021	8	11
2022	7	11
2023	7	10
2024 and thereafter	44	112
Total lease payments	79	160
Less: Amounts representing interest	(21)	(69)
Total lease obligations	$58	$91

As of June 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ASC 842

Rental expense was $6 million and $12 million for the three and six months ended June 30, 2018, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of June 30, 2019 and December 31, 2018, accruals for our loss contingencies recorded in "Accrued expenses and other current liabilities" in our condensed consolidated balance sheets were $21 million and $16 million, respectively.

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

Other Commitments

Other commitments as of June 30, 2019 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$209
Letters of credit - other	39
Surety bonds	180
Total other commitments — net	$428

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

We have entered into certain guarantees of performance in connection with our recent divestiture activities. Under the terms of the arrangements, we guarantee performance should the guaranteed party fail to fulfill its obligations under the specified arrangements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and six months ended June 30, 2019. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of June 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2019	June 30, 2018
Consumer Price Index (1)	1.6%	2.9%
PJM Pricing (Electricity) (2)	$21.76	$28.34
NE ISO Pricing (Electricity) (3)	$24.42	$31.95
Henry Hub Pricing (Natural Gas) (4)	$2.56	$2.86
#1 HMS Pricing (Ferrous Metals) (5)	$271	$345
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.45	$0.64

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2019 and Q2 2018. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2019 and Q2 2018. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q2 2019 and Q2 2018. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q2 2019 and Q2 2018. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q2 2019 and Q2 2018. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

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

Commodity Markets - Our quarterly results within an operating year may be affected substantially by movements in commodity markets relevant to our business, principally those relating to energy and metals. Such factors have caused, and may continue to cause, our energy revenue and/or our recycled metals revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results.

Energy Markets - A portion of our energy revenue is sold under short term arrangements at prevailing market prices. While we have a disciplined program to hedge our exposure to market price volatility (see Item 1. Financial Statements - Note 10. Derivative Instruments), underlying market prices are affected by a variety of factors not within our control such as weather, natural gas supply/demand conditions (including seasonal storage), regional electricity transmission and system conditions, and global demand.

Metals Markets - We sell recycled ferrous and non-ferrous metals under short term arrangements based on prevailing rates that are affected by regional and global demand for specific types of recycled metals. Demand for ferrous metals is not always consistent with demand for non-ferrous metals, or among different types of non-ferrous metals. In addition, recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the US as well as foreign countries. Recent efforts by the US government to place tariffs on imported steel and aluminum have increased domestic demand for our products. The ultimate impact of these tariffs is unclear as retaliation to these tariffs by foreign counties could reduce or eliminate any benefits to us.

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”). The parties negotiated a proposed agreement covering rights and obligations during a transition period and future relations between the UK on a range of issues, however, the proposed agreement was rejected by Britain's Parliament. The UK and the EU have agreed to extend until October 2019 the date by which the UK must make a decision as to how, and whether, to leave the EU. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. (For further information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group Limited Joint Venture. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically. As such, while Brexit may have some impact on construction costs for future UK EfW projects, we do not believe Brexit, if it occurs, will materially impact the key market and economic drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended June 30, 2019 included the following:

•	$34 million in dividends declared to stockholders; and

•
$12 million for growth investments, including $6 million to service a second marine transfer station under our New York City waste transport and disposal agreement and $5 million in our UK equity affiliate.

New Business Development and Asset Management

We have executed on the following during the second quarter of 2019:

•
Construction commenced on the Rookery South Energy Recovery Facility (“Rookery”), a 545,000 metric ton-per-year, 60 megawatt EfW facility in Bedfordshire, England. Rookery is our second investment in the UK with our strategic partner, Green Investment Group Limited (“GIG”). Rookery is expected to commence operations in 2022. For additional information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group Limited Joint Venture); and

•
Construction commenced on our project with GIG and Brockwell Energy, the Earls Gate Energy Centre project ("Earls Gate"), an EfW facility in Grangemouth, Scotland. The Earls Gate facility is expected to commence operations in late 2021; and

•
We began participation in New Jersey's Basic Generation Services program. Under this program we will procure and then sell electricity to PSE&G for a portion of the state’s residential and small business electric load requirements for the next three years.

•
As part of our ongoing asset rationalization and portfolio optimization efforts, we sold our Pittsfield and Springfield EfW facilities. For additional information see Item 1. Financial Statements - Note 3. New Business and Asset Management- Sale of Springfield and Pittsfield EfW facilities; and

•	We sold our equity interests in a hydroelectric facility located in the state of Washington.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019 vs 2018

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$359	$333	$26
Energy revenue	72	76	(4)
Recycled metals revenue	21	25	(4)
Other operating revenue	15	20	(5)
Total operating revenue	467	454	13
OPERATING EXPENSE:
Plant operating expense	354	334	20
Other operating expense, net	16	19	(3)
General and administrative expense	31	27	4
Depreciation and amortization expense	55	55	—
Impairment charges	1	37	(36)
Total operating expense	457	472	(15)
Operating income (loss)	$10	$(18)	$28

	Six Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019 vs 2018

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$686	$645	$41
Energy revenue	166	176	(10)
Recycled metals revenue	42	49	(7)
Other operating revenue	26	42	(16)
Total operating revenue	920	912	8
OPERATING EXPENSE:
Plant operating expense	713	679	34
Other operating expense, net	33	27	6
General and administrative expense	61	58	3
Depreciation and amortization expense	110	109	1
Impairment charges	1	37	(36)
Total operating expense	918	910	8
Operating income	$2	$2	$—

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Six Months
EfW tip fees	$162	$156	$310	$310	$6	$—
EfW service fees	116	100	233	199	16	34
Environmental services	37	37	69	69	—	—
Municipal services	62	54	110	99	8	11
Other revenue	10	12	16	20	(2)	(4)
Intercompany	(28)	(27)	(54)	(53)	(1)	(1)
Total waste and service revenue	$359	$333	$686	$645	$26	$41
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Six Months
Tip fee - contracted	2.3	2.3	4.3	4.4	—	(0.1)
Tip fee - uncontracted	0.4	0.4	1.0	1.1	—	(0.1)
Service fee	2.7	2.3	5.3	4.4	0.4	0.9
Total tons	5.4	5.1	10.6	9.9	0.3	0.7
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $26 million, primarily driven by organic growth ($14 million) and the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($14 million). Within organic growth, EfW tip fee revenue increased by $5 million, with $8 million due to higher price, partially offset by lower volume processed, EfW service fee revenue increased by $7 million, and municipal services revenue grew by $3 million.

For the six month comparative period, waste and service revenue increased by $41 million, primarily driven by organic growth ($25 million) and the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($28 million) partially offset by $6 million due to service contract transitions. Within organic growth, EfW tip fee revenue increased by $11 million, with $16 million due to higher price partially offset by lower volume processed, EfW service fee revenue increased by $9 million and municipal services revenue grew by $6 million.

Energy Revenue

	Three Months Ended June 30,				Variance Increase (Decrease)
	2019		2018		2019 vs 2018
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales (1)	$60		$64		$(4)
Capacity	12		13		(1)
Total energy	$72	1.6	$76	1.6	$(4)	—

	Six Months Ended June 30,				Variance Increase (Decrease)
	2019		2018		2019 vs 2018
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales (1)	$141		$151		$(10)
Capacity	25		25		—
Total energy	$166	3.1	$176	3.2	$(10)	(0.1)
(1) Includes non-energy portion of wholesale load serving.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue decreased by $4 million, driven by a $4 million decrease in production at EfW facilities and unfavorable pricing of $3 million, partially offset by new wholesale load serving revenue.

For the six month comparative period, energy revenue decreased by $10 million, driven by a $5 million decrease in production at EfW facilities, unfavorable pricing of $5 million and the deconsolidation of the Dublin EfW facility, partially offset by contract transitions of $3 million and new wholesale load serving revenue.

Recycled Metals Revenue

	Three Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2019	2018	2019	2018	2019	2018
Ferrous Metal	$13	$15	111	107	95	81
Non-Ferrous Metal	8	10	12	12	7	7
Total	$21	$25

	Six Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2019	2018	2019	2018	2019	2018
Ferrous Metal	$24	$30	207	208	179	158
Non-Ferrous Metal	18	19	25	23	15	15
Total	$42	$49
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue decreased $4 million due to lower pricing.

For the six month comparative period, recycled metals revenue decreased $7 million primarily due to lower pricing for ferrous material of $9 million.

Other Operating Revenue

Other operating revenue decreased by $5 million for the three month comparative period, primarily due to lower construction revenue.

Other operating revenue decreased by $16 million for the six month comparative period, primarily due to lower construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Six Months
Plant maintenance (1)	$83	$79	$178	$169	$4	$9
All other	272	255	535	510	17	25
Plant operating expense	$354	$334	$713	$679	$20	$34
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense. Certain amounts may not total due to rounding.

Plant operating expenses increased by $20 million for the three month comparable period, primarily related to the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 and organic cost increases of $10 million.

Plant operating expenses increased by $34 million for the six month comparable period, primarily related to the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 and organic cost increases of $17 million.

Other Operating Expense

Other operating expenses decreased by $3 million for the three month comparable period, primarily due to lower construction expense of $5 million, partially offset by lower insurance recoveries which are recorded as a contra expense.

Other operating expenses increased by $6 million for the six month comparable period, primarily due to lower insurance recoveries which are recorded as a contra expense of $15 million and costs related to the closure of our Warren facility in March 2019, partially offset by lower construction expenses of $13 million.

General and Administrative Expense

General and administrative expenses increased by $4 million for the three month comparative period primarily due to increased compensation expense and outside consulting.

General and administrative expenses increased by $3 million for the six month comparative period primarily due to increased compensation expense.

Impairment Charges

During the three months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation was, more likely than not, that the assets would not be operated through their previously estimated economic useful lives. We performed recoverability tests to determine if these facilities were impaired at June 30, 2018. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Six Months Ended June 30, 2019 and 2018

Other (Expense) Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance
	2019	2018	2019	2018	Three Months	Six Months

	(In millions)
Interest expense	$(36)	$(36)	$(72)	$(74)	$—	$2
Net (loss) gain on sale of business and investments	(2)	—	48	210	(2)	(162)
Other income (expense), net	1	(1)	2	(1)	2	3
Total (expense) income	$(37)	$(37)	$(22)	$135	$—	$(157)

During the six months ended June 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $12 million loss related to the divestiture of our Springfield and Pittsfield EfW facilities.

During the six months ended June 30, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China. For additional information see Item 1. Financial Statements — Note 3. New Business and Asset Management.

Income Tax Benefit:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Six Months

	(In millions, except percentages)
Income tax benefit	$3	$22	$1	$31	$(19)	$(30)
Effective income tax rate	13%	41%	7%	(23)%	N/A	N/A

The difference between the effective tax rate for the three and six months ended June 30, 2019 and 2018, respectively, is primarily attributable to the change in the mix of earnings and the impact of non-recurring transactions. For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)
Net (loss) income	$(21)	$(31)	$(16)	$170
Depreciation and amortization expense	55	55	110	109
Interest expense	36	36	72	74
Income tax benefit	(3)	(22)	(1)	(31)
Impairment charges (a)	1	37	1	37
Net loss (gain) on sale of businesses and investments (b)	2	—	(48)	(210)
Property insurance recoveries, net	—	—	—	(7)
Capital type expenditures at client owned facilities (c)	7	11	20	23
Debt service billings in excess of revenue recognized	—	—	—	1
Business development and transaction costs	1	1	1	3
Severance and reorganization costs	1	2	4	4
Stock-based compensation expense	7	5	15	14
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	7	12	11
Other (d)	2	2	8	5
Adjusted EBITDA	$94	$103	$178	$203

(a)
During the six months ended June 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities and recorded a non-cash impairment charge of $37 million to reduce the carrying value of the facilities to their estimated fair value.

(b)
During the six months ended June 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $12 million loss related to the divestiture of our Springfield and Pittsfield EfW facilities.

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

(d)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$50	$60	$87	$63
Capital type expenditures at service fee operated facilities (a)	7	11	20	23
Cash paid for interest	12	40	59	73
Cash paid for taxes, net	3	2	4	2
Equity in net income from unconsolidated investments	3	2	3	2
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	7	12	11
Dividends from unconsolidated investments	(5)	(1)	(5)	(1)
Adjustment for working capital and other	18	(18)	(2)	30
Adjusted EBITDA	$94	$103	$178	$203

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

Other Factors Affecting Liquidity

As of June 30, 2019, we held unrestricted cash balances of $102 million, of which $78 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of June 30, 2019, we held restricted cash balances of $30 million, of which $1 million was designated for future payment of project debt principal. Restricted funds held in trust are primarily amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of June 30, 2019, we had unutilized capacity under our Revolving Credit Facility of $368 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 11. Consolidated Debt.

During the three months ended June 30, 2019, dividends declared to stockholders were $34 million or $0.25 per share. Such amounts were paid on July 12, 2019. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2019, the amount remaining under our currently authorized share repurchase program was $66 million.

Except as discussed in Item 1. Financial Statements — Note 11. Consolidated Debt, our projected contractual obligations remain consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2019 and 2018

Net cash provided by operating activities for the six months ended June 30, 2019 was $87 million, an increase of $24 million from the same period in the prior year. The increase was primarily attributable to a net cash inflow from working capital as compared to an outflow in the prior year period.

Net cash used in investing activities for the six months ended June 30, 2019 was $74 million, an increase of $51 million from the prior year period. The increase in net investing outflow was primarily due to decreased proceeds received from the sale of assets of $86 million offset by a decrease in property plant and equipment purchases of $37 million. For additional information regarding our dispositions, see Item 1. Financial Statements - Note 3. New Business and Asset Management.

Net cash provided by financing activities for the six months ended June 30, 2019 was $14 million, as compared to net cash used in financing activities of $136 million in the prior period. The increase in cash provided was primarily attributable to increased net borrowings on our revolving credit facility of $181 million, primarily due to the use of proceeds from assets sales applied to repay borrowings in the prior year, offset by proceeds of $30 million related from the issuance of tax exempt bonds in the prior year.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of gross non-recourse project debt held by unconsolidated equity investments as of June 30, 2019 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin EfW (Ireland) (1)	$467	50%	$234	Operational
Earls Gate (UK) (2)	—	25%	—	Under construction
Rookery (UK) (3)	—	40%	—	Under construction
Total	$467		$234

(1)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)
We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million; £147 million is financed through non-recourse project-based debt, which was undrawn as of June 30, 2019.

(3)
We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. The total estimated project cost is £457 million; £310 million is financed through non-recourse project-based debt, which was undrawn as of June 30, 2019.

For additional information on our unconsolidated equity investments see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 13. Equity Method Investments of our annual report on Form 10-K for the year ended December 31, 2018 and Item 1. Financial Statements — Note 3. New Business and Asset Management.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2019 and 2018, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)
Net cash provided by operating activities	$50	$60	$87	$63
Add: Changes in restricted funds - operating (a)	5	(1)	5	(11)
Less: Maintenance capital expenditures (b)	(34)	(33)	(65)	(78)
Free Cash Flow	$21	$26	$27	$(26)

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

(b)   Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Maintenance capital expenditures	$(34)	$(33)	$(65)	$(78)
Net maintenance capital expenditures paid but incurred in prior periods	—	(5)	(6)	(12)
Capital expenditures associated with construction of Dublin EfW facility	—	(4)	—	(21)
Capital expenditures associated with the New York City MTS contract	(6)	—	(17)	—
Capital expenditures associated with organic growth initiatives	(1)	(7)	(5)	(15)
Total capital expenditures associated with growth investments (c)	(7)	(11)	(22)	(36)
Capital expenditures associated with property insurance events	—	—	—	(4)
Total purchases of property, plant and equipment	$(41)	$(49)	$(93)	$(130)

(c) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

Capital expenditures associated with growth investments	$(7)	$(11)	$(22)	$(36)
UK business development projects	—	—	(1)	—
Investment in equity affiliate	(5)	—	(8)	—
Asset and business acquisitions, net of cash acquired	—	—	2	(5)
Total growth investments	$(12)	$(11)	$(29)	$(41)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2019 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Except as discussed in Item 1. Financial Statements — Note 10. Derivative Instruments - Interest Rate Swaps, there were no material changes during the six months ended June 30, 2019 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2019. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the six months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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
Date: July 26, 2019