Form 10-Q
period 2019-09-30
COVANTA HOLDING CORP
filed 2019-11-04
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 18, 2019
Common Stock, $0.10 par value	131,432,871

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$353	$332	$1,039	$977
Energy revenue	81	81	247	257
Recycled metals revenue	19	23	61	72
Other operating revenue	12	20	38	62
Total operating revenue	465	456	1,385	1,368
OPERATING EXPENSE:
Plant operating expense	325	308	1,038	987
Other operating expense, net	10	17	43	44
General and administrative expense	29	27	90	85
Depreciation and amortization expense	55	53	165	162
Impairment charges	2	49	3	86
Total operating expense	421	454	1,339	1,364
Operating income	44	2	46	4
OTHER (EXPENSE) INCOME:
Interest expense	(36)	(37)	(108)	(111)
Net gain on sale of business and investments	1	7	49	217
Loss on extinguishment of debt	—	(3)	—	(3)
Other (expense) income, net	(1)	—	1	(1)
Total other (expense) income	(36)	(33)	(58)	102
Income (loss) before income tax benefit and equity in net income from unconsolidated investments	8	(31)	(12)	106
Income tax benefit	5	3	6	34
Equity in net income from unconsolidated investments	1	1	4	3
Net income (loss)	$14	$(27)	$(2)	$143

Weighted Average Common Shares Outstanding:
Basic	131	130	131	130
Diluted	133	130	131	132

Earnings (Loss) Per Share:
Basic	$0.11	$(0.21)	$(0.02)	$1.10
Diluted	$0.10	$(0.21)	$(0.02)	$1.09

Cash Dividend Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited, in millions)
Net income (loss)	$14	$(27)	$(2)	$143
Foreign currency translation	(10)	(1)	(11)	1
Net unrealized loss on derivative instruments, net of tax (benefit) expense of ($3), ($1), $2 and ($2), respectively	(14)	(7)	(8)	20
Net loss on intra-entity foreign currency transactions, net of tax expense of $0, $0, $0 and $1, respectively	—	(1)	(1)	(1)
Other comprehensive (loss) income	(24)	(9)	(20)	20
Comprehensive (loss) income	$(10)	$(36)	$(22)	$163

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$65	$58
Restricted funds held in trust	25	39
Receivables (less allowances of $8 and $8, respectively)	307	338
Prepaid expenses and other current assets	78	64
Total Current Assets	475	499
Property, plant and equipment, net	2,465	2,514
Restricted funds held in trust	8	8
Intangible assets, net	263	279
Goodwill	321	321
Other assets	266	222
Total Assets	$3,798	$3,843
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$16	$15
Current portion of project debt	8	19
Accounts payable	63	76
Accrued expenses and other current liabilities	252	333
Total Current Liabilities	339	443
Long-term debt	2,457	2,327
Project debt	126	133
Deferred income taxes	372	378
Other liabilities	127	75
Total Liabilities	3,421	3,356
Commitments and Contingencies (Note 13)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 131 shares)	14	14
Additional paid-in capital	853	841
Accumulated other comprehensive loss	(51)	(33)
Accumulated deficit	(439)	(334)
Treasury stock, at par	—	(1)
Total equity	377	487
Total Liabilities and Equity	$3,798	$3,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2019	2018

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(2)	$143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	165	162
Amortization of deferred debt financing costs	3	4
Net gain on sale of business and investments	(49)	(217)
Impairment charges	3	86
Loss on extinguishment of debt	—	3
Stock-based compensation expense	20	18
Equity in net income from unconsolidated investments	(4)	(3)
Deferred income taxes	(9)	(32)
Dividends from unconsolidated investments	5	1
Other, net	5	(5)
Change in working capital, net of effects of acquisitions and dispositions	(33)	(14)
Changes in noncurrent assets and liabilities, net	8	1
Net cash provided by operating activities	112	147
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(121)	(158)
Acquisition of businesses, net of cash acquired	2	(50)
Proceeds from the sale of assets, net of restricted cash	28	125
Property insurance proceeds	—	7
Payment of indemnification claim related to sale of asset	—	(7)
Investment in equity affiliate	(9)	—
Other, net	(1)	(4)
Net cash used in investing activities	(101)	(87)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	75	765
Proceeds from borrowings on revolving credit facility	441	474
Payments on long-term debt	(12)	(532)
Payments on revolving credit facility	(375)	(713)
Payments on project debt	(16)	(21)
Payment of deferred financing costs	(1)	(9)
Cash dividends paid to stockholders	(100)	(98)
Payment of insurance premium financing	(20)	(20)
Other, net	(8)	(4)
Net cash used in financing activities	(16)	(158)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	2
Net decrease in cash, cash equivalents and restricted cash	(7)	(96)
Cash, cash equivalents and restricted cash at beginning of period	105	194
Cash, cash equivalents and restricted cash at end of period	$98	$98

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$65	$51
Restricted funds held in trust- short term	25	39
Restricted funds held in trust- long term	8	8
Total cash, cash equivalents and restricted cash	$98	$98

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

								Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	—	2	(2)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as March 31, 2019	136	$14	$841	$(36)	$(365)	5	$—	$454
Stock-based compensation expense	—	—	7	—	—	—	—	7
Dividend declared	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	—	1	—	—	1
Comprehensive income (loss), net of income taxes	—	—	—	9	(21)	—	—	(12)
Balance as of June 30, 2019	136	$14	$848	$(27)	$(419)	5	$—	$416
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	—	—	—	—	—
Comprehensive (loss) income, net of income taxes	—	—	—	(24)	14	—	—	(10)
Balance as of September 30, 2019	136	$14	$853	$(51)	$(439)	5	$—	$377

Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$427
Cumulative effect change in accounting for revenue recognition	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(33)	—	—	(33)
Shares repurchased for tax withholdings for vested stock awards	—	—	(4)	—	—	—	—	(4)
Other	—	—	1	—	(1)	—	—	—
Comprehensive income, net of income taxes	—	—	—	44	201	—	—	245
Balance as of March 31, 2018	136	$14	$828	$(11)	$(185)	5	$(1)	$645
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(33)	—	—	(33)
Comprehensive loss, net of income taxes	—	—	—	(15)	(31)	—	—	(46)
Balance as of June 30, 2018	136	$14	$833	$(26)	$(249)	5	$(1)	$571
Stock-based compensation expense	—	—	4	—	—	—	—	4
Dividend declared	—	—	—	—	(33)	—	—	(33)
Other	—	—	—	—	(1)	—	—	(1)
Comprehensive loss, net of income taxes	—	—	—	(9)	(27)	—	—	(36)
Balance as of September 30, 2018	136	$14	$837	$(35)	$(310)	5	$(1)	$505

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

Our EfW facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the EfW process. We process approximately 21 million tons of solid waste annually. We operate and/or have ownership positions in 41 energy-from-waste facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core EfW business.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On January 1, 2019, we adopted ASC 842 using the modified retrospective method and recognized a right of use ("ROU") asset and liability in our condensed consolidated balance sheet in the amount of $57 million and $62 million, respectively, related to our operating leases where we are the lessee. There was no effect on our operating leases as lessor. Results for the nine months ended September 30, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the historic accounting guidance under ASC Topic 840, Leases.

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
We will adopt the standard using a modified retrospective approach, on January 1, 2020. The Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements, if any.

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT

Green Investment Group Limited Joint Venture

Rookery EfW

In March 2019, we reached financial close on the Rookery South Energy Recovery Facility (“Rookery”), a 1,600 metric ton-per-day, 60 megawatt EfW facility under construction in Bedfordshire, England. Rookery is our second investment in the UK with our strategic partner, Green Investment Group Limited (“GIG”). Through a 50/50 jointly-owned and governed entity (“Covanta Green”), we and GIG own an 80% interest in the project. We co-developed the project with Veolia ES (UK) Limited (“Veolia”), who owns the remaining 20%. We provide technical oversight during construction and will provide operations and maintenance (“O&M”) services for the facility, and Veolia will be responsible for supplying at least 70% of the waste processing capacity. The facility is expected to commence commercial operations in 2022.

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees, and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the nine months ended September 30, 2019, as a result of this consideration and a step-up in the fair value of our retained equity

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of September 30, 2019, $22 million of the consideration received remains in Covanta Green, and as such this amount is included in Prepaid expenses and other current assets and our $8 million equity method investment is included in Other assets in our condensed consolidated balance sheet. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest 40% in the project.

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

Our 50% equity interest is accounted for under the equity method of accounting. As of September 30, 2019 and December 31, 2018, our equity investment of $139 million and $149 million, respectively, is included in Other assets on our condensed consolidated balance sheet. The fair value of our investment was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment and the carrying amounts of the underlying net assets as they were fair valued contemporaneously as of the sale date.

Divestiture of Springfield and Pittsfield EfW facilities

During the second quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield EfW facilities. During the first quarter, we determined that the assets and liabilities associated with these facilities met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations as this sale did not represent a strategic shift in our business. During the nine months ended September 30, 2019, we recognized a loss of $11 million, which is included in Net gain on sale of business and investments in our condensed consolidated statement of operations.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	131	130	131	130
Dilutive effect of stock options, restricted stock and restricted stock units	2	—	—	2
Diluted weighted average common shares outstanding	133	130	131	132
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	—	2	2	—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Equity

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Unrealized loss on intra-entity foreign currency transactions	Total
Balance at December 31, 2017	$(17)	$2	$(33)	$(7)	$(55)
Other comprehensive loss before reclassifications	(1)	—	(7)	(1)	(9)
Amounts reclassified from accumulated other income	2	—	27	—	29
Net current period comprehensive income (loss)	1	—	20	(1)	20
Balance at September 30, 2018	$(16)	$2	$(13)	$(8)	$(35)

Balance at December 31, 2018	$(19)	$2	$(12)	$(4)	$(33)
Cumulative effect change in accounting for ASU 2018-02 (see Note1)	—	—	2	—	2
Balance at January 1, 2019	(19)	2	(10)	(4)	(31)
Other comprehensive loss before reclassifications	(11)	—	(8)	(1)	(20)
Net current period comprehensive loss	(11)	—	(8)	(1)	(20)
Balance at September 30, 2019	$(30)	$2	$(18)	$(5)	$(51)

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income Component	Nine Months Ended September 30, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations

Foreign currency translation	$2	Net gain on sale of business and investments (1)
Interest rate swap	27	Net gain on sale of business and investments (1)
	29	Total before tax
	—	Tax benefit
Total reclassifications	$29	Net of tax
(1) Reclassification from AOCI to Net gain on sale of business and investments, related to the loss of a controlling interest in Dublin EfW, which required the entity to be deconsolidated from our financial statements in February 2018. For additional information see Item 1. Financial Statements, Note 3. New Business and Asset Management- Green Investment Group Limited Joint Venture.

NOTE 5. REVENUE

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. We have one reportable segment which comprises our entire operating business.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

The following table shows our remaining performance obligations which primarily consists of the fixed consideration contained in our contracts as of September 30, 2019 (dollars in millions):

Total
Total remaining performance obligation	$6,262
Percentage expected to be recognized:
Remainder of 2019	3%
2020	10%

Contract Balances

The following table reflects the balance in our contract assets, which we classify as accounts receivable unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheet (in millions):

	September 30, 2019	December 31, 2018
Unbilled receivables	$18	$16
Deferred revenue	$17	$15

For the nine months ended September 30, 2019, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $14 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the nine months ended September 30, 2019, we awarded certain employees grants of 1,110,680 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2020, 2021, and 2022.

During the nine months ended September 30, 2019, we awarded certain employees 395,320 performance based RSUs of which 50% will vest based upon our cumulative Free Cash Flow per share target over a three year performance period and 50% will vest based on a total shareholder return ("TSR") against metrics consistent with market practices and our peers.

During the nine months ended September 30, 2019, we awarded 81,635 RSUs and 6,236 restricted stock awards ("RSAs") for annual director compensation. In addition, during the nine months ended September 30, 2019, we awarded 18,179 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's and RSA's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the nine months ended September 30, 2019, we withheld 452,025 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share based compensation expense	$5	$4	$20	$18

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2019
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock awards	$1	0.50
Restricted stock units	$21	1.68

NOTE 7. SUPPLEMENTARY INFORMATION
Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors an EfW project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to Plant operating expense in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pass through costs	$12	$12	$37	$38

Other operating expenses, net

Insurance Recoveries

Fairfax County Energy-from-Waste Facility

In February 2017, our Fairfax County energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017. We expect to receive the remaining insurance recoveries for both property loss and business interruption during the fourth quarter of 2019.

The cost of repair or replacement of assets and business interruption losses are insured under the terms of applicable insurance policies, subject to deductibles. We recorded insurance gains, as a reduction to Other operating expense, net, in our condensed consolidated statement of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Insurance gains for property and clean-up costs, net of impairment charges	$—	$—	$—	$7
Insurance gains for business interruption costs, net of costs incurred	$—	$—	$—	$8

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Impairment Charges

During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the expectation was, more likely than not, that the assets would not be operated through their previously estimated economic useful lives. We performed recoverability tests to determine if these facilities were impaired the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the three and nine months ended September 30, 2018 of $49 million and $86 million, respectively, to reduce the carrying value of the facilities to their estimated fair value.

Equity Method Investments

Summarized financial information of our significant equity method investments is presented as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations:
Operating revenue	$27	$25	$81	$66
Operating income	$7	$7	$23	$19
Net income	$2	$2	$9	$6

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

The Company’s global ETR for the nine months ended September 30, 2019 and 2018 was 48% and (32)%, respectively, including discrete tax items. The increase in the ETR is primarily due to the change in the mix of earnings, the impact of non-recurring transactions and the discrete tax benefits attributable to the New Jersey State Tax Law change in 2018.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

exchange and are based on pertinent information available to us as of September 30, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2019 and December 31, 2018 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2019	December 31, 2018
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Total assets		$2	$2
Liabilities:
Derivative liability — energy hedges (2)	2	$—	$13
Derivative liability — interest rate swaps (2)	2	3	—
Total liabilities		$3	$13

(1)	Included in Other assets in the condensed consolidated balance sheets.

(2)	The short-term balance is included in Accrued expenses and other current liabilities and the long-term balance is included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2019		As of December 31, 2018
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,473	$2,546	$2,342	$2,245
Project debt	$134	$140	$152	$154

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

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified. Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of impairment testing, we review the recoverable amount of individual assets or groups of assets at the lowest level of which there are there are identifiable cash flows, which is generally at the facility level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on the assets fair value as compared to the carrying value. Fair value is generally determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 10. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of September 30, 2019 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2019	0.7
2020	1.4
2021	0.6
2022	0.1
Total	2.8

As of September 30, 2019, the fair value of the energy derivative asset and liability were immaterial. The change in fair value was recorded as a component of AOCI.

During the nine months ended September 30, 2019, cash provided by and used in energy derivative settlements of $16 million and $1 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the nine months ended September 30, 2018, cash provided by and used in energy derivative settlements of $8 million and $17 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps

We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and term loan of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, during the nine months ended September 30, 2019, we entered into pay-fixed, receive-variable swap agreements with a financial institution on $150 million notional amount of our variable rate debt under the Credit Facilities. The interest rate swaps are designated specifically to the Credit Facilities as a cash flow hedge and are recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities see Note 11. Consolidated Debt.

As of September 30, 2019, the fair value of the interest rate swap derivative liability of $3 million was recorded in Other long-term liabilities on our condensed consolidated balance sheet.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	Average Rate (1)	September 30, 2019	December 31, 2018
LONG-TERM DEBT:
Revolving credit facility	4.39%	$278	$212
Term loan, net	4.35%	387	394
Credit Facilities subtotal		665	606
Senior Notes, net of deferred financing costs		1,185	1,184
Tax-Exempt Bonds, net of deferred financing costs		538	488
Equipment financing arrangements		85	64
Total long-term debt		2,473	2,342
Less: Current portion		(16)	(15)
Noncurrent long-term debt		$2,457	$2,327

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$134	$152
Less: Current portion		(8)	(19)
Noncurrent project debt		$126	$133

TOTAL CONSOLIDATED DEBT		$2,607	$2,494
Less: Current debt		(24)	(34)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,583	$2,460

(1) During the nine months ended September 30, 2019 we entered into interest rate swap agreements to swap the LIBOR portion of our floating interest rate to a fixed rate for our variable rate debt under the Credit Facilities. See Note 10. Derivative Instruments for further information.

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

Revolving Credit Facility
As of September 30, 2019, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$278	$229	$393

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2019.

Equipment Financing

During March 2019, we commenced operations at the East 91st Street Marine Transfer Station, which is the second of a pair of marine transfer stations utilized under a 20-year waste transport and disposal agreement between Covanta and New York City's Department of Sanitation ("DSNY"). In accordance with the contract, we are responsible for purchasing and maintaining a sufficient number of transportation assets to allow the DSNY owned transfer stations to effectively handle the expected volumes of waste. As such, we entered into financing arrangements for the purchase of railcars, trailers, containers and barges (the "Equipment") to continue to meet the requirements of the DSNY contract. We commenced investing in the Equipment during 2019 and borrowed

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

$25 million during the nine months ended September 30, 2019. Payments on these borrowings began in May 2019 and will continue monthly for a duration of 10 to 12 years with fixed interest rates ranging from 3.58% to 4.75%.

Pennsylvania Tax-Exempt Bonds

In August 2019, we entered into a loan agreement with the Pennsylvania Economic Development Financing Authority under which they agreed to issue $50 million in aggregate principal amount of tax-exempt Solid Waste Disposal Bonds for the purpose of funding qualified capital expenditures at certain of our facilities in Pennsylvania and paying related costs of issuance (the “Pennsylvania Bonds”). The Pennsylvania Bonds bear interest at a fixed rate of 3.25%, payable on February 1 and August 1 of each year, and have a legal maturity of August 1, 2039. The Pennsylvania Bonds are senior unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries.

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

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above in Note 1. Organization and Basis of Presentation - Accounting Pronouncements Recently Adopted.

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

The components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Finance lease:
Amortization of assets, included in Depreciation and amortization expense	$1	$5
Interest on lease liabilities, included in Interest expense	1	3
Operating lease:
Amortization of assets, included in Total operating expense	2	6
Interest on lease liabilities, included in Total operating expense	1	2
Total net lease cost	$5	$16

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$48

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$6
Noncurrent operating lease liabilities, included in Other liabilities	47
Total operating lease liabilities	$53

Finance leases:
Property and equipment, at cost	$166
Accumulated amortization	(23)
Property and equipment, net	$143

Current obligations of finance leases, included in Current portion of long-term debt	$6
Finance leases, net of current obligations, included in Long-term debt	83
Total finance lease liabilities	$89

Supplemental cash flow and other information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$7
Financing cash flows related to finance leases	$4

Weighted average remaining lease term (in years):
Operating leases	11.8
Finance leases	33.4

Weighted average discount rate:
Operating leases	4.65%
Finance leases	5.06%

Maturities of lease liabilities were as follows (in millions):

	September 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$2	$3
2020	8	11
2021	8	11
2022	7	11
2023	7	10
2024 and thereafter	38	111
Total lease payments	70	157
Less: Amounts representing interest	(17)	(68)
Total lease obligations	$53	$89

As of September 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

Disclosures related to periods prior to the adoption of ASC 842

Rental expense was $5 million and $17 million for the three and nine months ended September 30, 2018, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of September 30, 2019 and December 31, 2018, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $1 million and $16 million, respectively.

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

Other Matters

Durham-York Contractor Arbitration

In January 2019, the arbitrator issued a decision regarding outstanding disputes with our primary contractor for the Durham-York construction project, which related to: (i) claims by the contractor for the balance of the contract price withheld, change orders, delay damages and other expense reimbursement and (ii) claims by us for charges and liquidated damages for project completion delays. During July 2019, we paid the final settlement for this matter.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Other Commitments

Other commitments as of September 30, 2019 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$229
Letters of credit - other	38
Surety bonds	134
Total other commitments — net	$401

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Note 11. Consolidated Debt of this report and Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt of our Annual Report on Form 10-K.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta Holding Corporation and its subsidiaries; ("Covanta" or the "Company") for the three and nine months ended September 30, 2019. The term "Covanta Energy" refers to our subsidiary Covanta Energy, LLC and its subsidiaries. The financial information as of September 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	September 30, 2019	September 30, 2018
Consumer Price Index (1)	1.7%	2.3%
PJM Pricing (Electricity) (2)	$22.06	$30.23
NE ISO Pricing (Electricity) (3)	$25.54	$34.65
Henry Hub Pricing (Natural Gas) (4)	$2.38	$2.93
#1 HMS Pricing (Ferrous Metals) (5)	$229	$323
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.41	$0.59

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q3 2019 and Q3 2018. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q3 2019 and Q3 2018. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q3 2019 and Q3 2018. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q3 2019 and Q3 2018. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q3 2019 and Q3 2018. Calculated using the high price of Old Cast Aluminum Scrap ($/lb) as published by American Metal Market.

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

Commodity Markets - Our quarterly results within an operating year may be affected substantially by movements in commodity markets relevant to our business, principally those relating to energy and metals. Such factors have caused, and may continue to cause, our energy revenue and/or our recycled metals revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results.The commodity markets into which sell energy and metals are currently at levels significantly below prior periods.

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

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”). The parties have since been negotiating terms of a Brexit agreement covering rights and obligations during a transition period and future relations between the UK and the EU on a range of issues. Any final agreement must be approved by Britain’s Parliament and all EU member states. Negotiations have resulted in several versions of a proposed agreement, each of which thus far has failed to receive approval from Parliament. It is unclear whether any proposed agreement regarding Brexit will receive required approvals, or whether another course of action will be taken. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. For further information see Item 1. Financial Statements - Note 3. New Business and Asset Management - Green Investment Group Limited Joint Venture. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for EfW specifically. As such, while Brexit, if it occurs, may have some impact on construction costs for future UK EfW projects, we do not believe Brexit, if it occurs, will materially impact the key market and economic drivers for investment in the combined pipeline of EfW projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended September 30, 2019 included the following:

•	$34 million in dividends declared to stockholders; and

•
$12 million for growth investments, including $2 million to service a second marine transfer station under our New York City waste transport and disposal agreement, $1 million in our UK equity affiliate. Other growth investment projects include metals recovery, ash processing technology and investments related to our profiled waste and environmental services businesses.

New Business Development and Asset Management

We have executed on the following during the third quarter of 2019:

•	As part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Wallingford transfer station.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019 vs 2018

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$353	$332	$21
Energy revenue	81	81	—
Recycled metals revenue	19	23	(4)
Other operating revenue	12	20	(8)
Total operating revenue	465	456	9
OPERATING EXPENSE:
Plant operating expense	325	308	17
Other operating expense, net	10	17	(7)
General and administrative expense	29	27	2
Depreciation and amortization expense	55	53	2
Impairment charges	2	49	(47)
Total operating expense	421	454	(33)
Operating income	$44	$2	$42

	Nine Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019 vs 2018

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,039	$977	$62
Energy revenue	247	257	(10)
Recycled metals revenue	61	72	(11)
Other operating revenue	38	62	(24)
Total operating revenue	1,385	1,368	17
OPERATING EXPENSE:
Plant operating expense	1,038	987	51
Other operating expense, net	43	44	(1)
General and administrative expense	90	85	5
Depreciation and amortization expense	165	162	3
Impairment charges	3	86	(83)
Total operating expense	1,339	1,364	(25)
Operating income	$46	$4	$42

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Nine Months
EfW tip fees	$163	$155	$474	$465	$8	$9
EfW service fees	114	104	348	304	10	44
Environmental services	36	36	105	105	—	—
Municipal services	64	55	174	154	9	20
Other revenue	8	9	25	29	(1)	(4)
Intercompany	(34)	(27)	(87)	(80)	(7)	(7)
Total waste and service revenue	$353	$332	$1,039	$977	$21	$62
Certain amounts may not total due to rounding.

EfW facilities - Tons (1) (in millions):	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Nine Months
Tip fee - contracted	2.3	2.3	6.6	6.7	—	(0.1)
Tip fee - uncontracted	0.5	0.5	1.4	1.6	—	(0.2)
Service fee	2.7	2.4	8.1	6.8	0.3	1.3
Total tons	5.5	5.1	16.1	15.0	0.4	1.1
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $21 million, primarily driven by $11 million of organic growth and the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($13 million). Within organic growth, EfW tip fee revenue increased by $10 million, with $6 million due to higher prices and $4 million due to increased volume processed.

For the nine month comparative period, waste and service revenue increased by $62 million, primarily driven by $36 million of organic growth and the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 ($41 million), partially offset by $7 million due to service contract transitions. Within organic growth, EfW tip fee revenue increased by $21 million, driven by higher prices, EfW service fees increased by $11 million, and municipal services revenue increased by $9 million.

Energy Revenue

	Three Months Ended September 30,				Variance Increase (Decrease)
	2019		2018		2019 vs 2018
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales (1)	$72		$67		$5
Capacity	9		13		(4)
Total energy	$81	1.7	$81	1.6	$—	—

	Nine Months Ended September 30,				Variance Increase (Decrease)
	2019		2018		2019 vs 2018
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales (1)	$213		$219		$(6)
Capacity	34		39		(5)
Total energy	$247	4.8	$257	4.9	$(10)	—
(1) Includes non-energy portion of wholesale load serving.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue was flat, with new wholesale load serving revenue of $6 million and a $2 million increase in production at EfW facilities offset by unfavorable EfW energy pricing and capacity.

For the nine month comparative period, energy revenue decreased by $10 million, driven by unfavorable pricing of $13 million, decreased production at EfW facilities ($2 million), and the deconsolidation of the Dublin EfW facility ($5 million), partially offset by increases related to contract transitions of $5 million and new retail load serving revenue of $8 million.

Recycled Metals Revenue

	Three Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2019	2018	2019	2018	2019	2018
Ferrous Metal	$11	$14	112	111	96	90
Non-Ferrous Metal	8	9	13	13	8	7
Total	$19	$23

	Nine Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2019	2018	2019	2018	2019	2018
Ferrous Metal	$35	$44	319	320	275	248
Non-Ferrous Metal	26	28	38	36	23	21
Total	$61	$72
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue decreased $4 million as a result of lower market pricing.

For the nine month comparative period, recycled metals revenue decreased $11 million as a result of lower pricing.

Other Operating Revenue

Other operating revenue decreased by $8 million for the three month comparative period due to lower construction revenue.

Other operating revenue decreased by $24 million for the nine month comparative period, primarily due to lower construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Nine Months
Plant maintenance (1)	$62	$55	$241	$224	$7	$17
All other	262	253	797	763	9	34
Plant operating expense	$325	$308	$1,038	$987	$17	$51
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense. Certain amounts may not total due to rounding.

Plant operating expenses increased by $17 million for the three month comparable period, primarily related to the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 and other cost increases of $9 million in existing operations.

Plant operating expenses increased by $51 million for the nine month comparable period, primarily related to the acquisition of two Palm Beach County EfW facility operating contracts in the third quarter of 2018 and other cost increases of $26 million in existing operations.

Other Operating Expense

Other operating expenses decreased by $7 million for the three month comparable period primarily due to lower construction expense.

Other operating expenses decreased by $1 million for the nine month comparable period, with lower construction expense ($20 million) largely offset by lower insurance recoveries, which are recorded as a contra expense ($15 million), and closure costs related to our Warren facility, which was shut down in March 2019 ($4 million).

General and Administrative Expense

General and administrative expenses increased by $2 million for three month comparative period primarily due to escalation in compensation expense.

General and administrative expenses increased by $5 million for the nine month comparative period primarily due to escalation in compensation expense.

Impairment Charges

During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities where the current expectation was that, more likely than not, the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet dates. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the three and nine months ended September 30, 2018 of $49 million and $86 million respectively, to reduce the carrying value of the facilities to their estimated fair value.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Nine Months Ended September 30, 2019 and 2018

Other (Expense) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance
	2019	2018	2019	2018	Three Months	Nine Months

	(In millions)
Interest expense	$(36)	$(37)	$(108)	$(111)	$1	$3
Net gain on sale of business and investments	1	7	49	217	(6)	(168)
Loss on extinguishment of debt	—	(3)	—	(3)	3	3
Other (expense) income, net	(1)	—	1	(1)	(1)	2
Total other (expense) income	$(36)	$(33)	$(58)	$102	$(3)	$(160)

During the nine months ended September 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $11 million loss related to the divestiture of our Springfield and Pittsfield EfW facilities.

During the three and nine months ended September 30, 2018, we recorded a $7 million gain on the sale of our equity interests in a hydroelectric facility. During the nine months ended September 30, 2018, we recorded a $204 million gain on the sale of 50% of our Dublin EfW to our joint venture with GIG and $6 million gain on the sale of our remaining interests in China. For additional information see Item 1. Financial Statements — Note 3. New Business and Asset Management.

During the three months ended September 30, 2018, we recorded a loss on extinguishment of debt related to our tax-exempt bond refinancing.

Income Tax Benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2019	2018	2019	2018	Three Months	Nine Months

	(In millions, except percentages)
Income tax benefit	$5	$3	$6	$34	$2	$(28)
Effective income tax rate	(55)%	10%	48%	(32)%	N/A	N/A

The differences between the effective tax rates for the three and nine months ended September 30, 2019 and 2018, respectively, are primarily due to changes in the mix of earnings, the impacts of non-recurring transactions and the discrete tax benefits attributable to the New Jersey State Law change in 2018. For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited)
Net income (loss)	$14	$(27)	$(2)	$143
Depreciation and amortization expense	55	53	165	162
Interest expense	36	37	108	111
Income tax benefit	(5)	(3)	(6)	(34)
Impairment charges (a)	2	49	3	86
Net gain on sale of businesses and investments (b)	(1)	(7)	(49)	(217)
Loss on extinguishment of debt (c)	—	3	—	3
Property insurance recoveries, net	—	—	—	(7)
Capital type expenditures at client owned facilities (d)	8	5	28	28
Debt service billings in excess of revenue recognized	(1)	(1)	(1)	—
Business development and transaction costs	1	1	2	4
Severance and reorganization costs	2	1	6	5
Stock-based compensation expense	5	4	20	18
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	5	18	16
Other (e)	3	2	11	7
Adjusted EBITDA	$125	$122	$303	$325

(a)
During the three and nine months ended September 30, 2018, we identified an indicator of impairment associated with certain of our EfW facilities and recorded a non-cash impairment charge of $49 million and $86 million, respectively to reduce the carrying value of the facilities to their estimated fair value.

(b)
During the nine months ended September 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $11 million loss related to the divestiture of our Springfield and Pittsfield EfW facilities.

During the nine months ended September 30, 2018, we recorded a $7 million gain on the sale of our equity interests in a hydroelectric facility, a $204 million gain on the sale of 50% of our Dublin project to our joint venture with GIG and a $6 million gain on the sale of our remaining interests in China.

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

(e)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$25	$84	$112	$147
Capital type expenditures at service fee operated facilities (a)	8	5	28	28
Cash paid for interest	64	42	123	115
Cash paid for taxes, net	1	—	5	2
Equity in net income from unconsolidated investments	1	1	4	3
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	5	18	16
Dividends from unconsolidated investments	—	—	(5)	(1)
Adjustment for working capital and other	20	(15)	18	15
Adjusted EBITDA	$125	$122	$303	$325

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

Recent Financing Activities

In August 2019, we entered into a loan agreement with the Pennsylvania Economic Development Financing Authority under which they agreed to issue $50 million in aggregate principal amount of tax-exempt Solid Waste Disposal Bonds for the purpose of funding qualified capital expenditures at certain of our facilities in Pennsylvania and paying related costs of issuance. For additional information see Item 1. Financial Statements - Note 11. Consolidated Debt

To reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the Credit Facilities, during the nine months ended September 30, 2019, we entered into pay-fixed, receive-variable swap agreements with a financial institution on $150 million notional amount of our variable rate debt under the Credit Facilities.

Other Factors Affecting Liquidity

As of September 30, 2019, we held unrestricted cash balances of $65 million, of which $44 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of September 30, 2019, we held restricted cash balances of $33 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of September 30, 2019, we had unutilized capacity under our Revolving Credit Facility of $393 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 11. Consolidated Debt.

During the three months ended September 30, 2019, dividends declared to stockholders were $34 million or $0.25 per share. Such amounts were paid on October 4, 2019. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of September 30, 2019, the amount remaining under our currently authorized share repurchase program was $66 million.

Except as discussed in Item 1. Financial Statements — Note 11. Consolidated Debt, our projected contractual obligations remain consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2019 and 2018

Net cash provided by operating activities for the nine months ended September 30, 2019 was $112 million, a decrease of $35 million from the same period in the prior year, primarily attributable to the settlement of the Durham York matter as discussed in Item 1. Financial Statements — Note 13. Commitments and Contingencies.

Net cash used in investing activities for the nine months ended September 30, 2019 was $101 million, an increase of $14 million from the prior year period. The increase in net investing outflow was primarily due to lower proceeds from asset sales in 2019 as compared to the prior year period.

Net cash used in financing activities for the nine months ended September 30, 2019 was $16 million, as compared to $158 million in the prior period. The decrease in cash used was primarily a result of net borrowings in 2019 as compared to net debt repayment in the prior year period.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of gross non-recourse project debt held by unconsolidated equity investments as of September 30, 2019 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin EfW (Ireland) (1)	$436	50%	$218	Operational
Earls Gate (UK) (2)	7	25%	2	Under construction
Rookery (UK) (3)	11	40%	4	Under construction
Total	$454		$224

(1)	We have a 50% indirect ownership of Dublin EfW, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)
We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million; £147 million is financed through non-recourse project-based debt.

(3)
We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. The total estimated project cost is £457 million; £310 million is financed through non-recourse project-based debt.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2019 and 2018, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited)
Net cash provided by operating activities	$25	$84	$112	$147
Add: Changes in restricted funds - operating (a)	13	18	18	7
Less: Maintenance capital expenditures (b)	(16)	(17)	(81)	(95)
Free Cash Flow	$22	$85	$49	$59

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

(b) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Maintenance capital expenditures	$(16)	$(17)	$(81)	$(95)
Net maintenance capital expenditures paid but incurred in prior periods	(1)	2	(7)	(10)
Capital expenditures associated with construction of Dublin EfW facility	—	(1)	—	(22)
Capital expenditures associated with the New York City MTS contract	(2)	(9)	(19)	(9)
Capital expenditures associated with organic growth initiatives	(9)	(3)	(14)	(18)
Total capital expenditures associated with growth investments (c)	(11)	(13)	(33)	(49)
Capital expenditures associated with property insurance events	—	—	—	(4)
Total purchases of property, plant and equipment	$(28)	$(28)	$(121)	$(158)

(c) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures.

Capital expenditures associated with growth investments	$(11)	$(13)	$(33)	$(49)
UK business development projects	—	(3)	(1)	(4)
Investment in equity affiliate	(1)	—	(9)	—
Asset and business acquisitions, net of cash acquired	—	(46)	2	(50)
Total growth investments	$(12)	$(62)	$(41)	$(103)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2019 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The use of the London Interbank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as a reference rate for certain of our debt, including our Credit Facilities. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate; however, we continue to monitor the efforts of various parties, including government agencies, seeking to identify an alternative rate to replace LIBOR.

Except as discussed above and in Item 1. Financial Statements — Note 10. Derivative Instruments - Interest Rate Swaps, there were no material changes during the nine months ended September 30, 2019 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2019. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 13. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the nine months ended September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Date: November 4, 2019