Form 10-Q
period 2020-03-31
COVANTA HOLDING CORP
filed 2020-05-08
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-06732
COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			95-6021257
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

445 South Street	Morristown,	NJ	07960
(Address of Principal Executive Office)			(Zip Code)
(862) 345-5000
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	CVA	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $0.10 par value	131,953,608

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance and actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2019 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$346	$327
Energy revenue	93	94
Recycled metals revenue	17	21
Other operating revenue	12	11
Total operating revenue	468	453
OPERATING EXPENSE:
Plant operating expense	361	359
Other operating expense, net	12	17
General and administrative expense	30	30
Depreciation and amortization expense	58	55
Impairment charges	19	—
Total operating expense	480	461
Operating loss	(12)	(8)
OTHER (EXPENSE) INCOME:
Interest expense	(34)	(36)
Net gain on sale of business and investments	9	50
Other (expense) income, net	(1)	1
Total other (expense) income	(26)	15
(Loss) income before income tax benefit (expense) and equity in net income from unconsolidated investments	(38)	7
Income tax benefit (expense)	5	(2)
Equity in net income from unconsolidated investments	1	—
Net (loss) income	$(32)	$5

Weighted Average Common Shares Outstanding:
Basic	131	131
Diluted	131	133

(Loss) Earnings Per Share:
Basic	$(0.24)	$0.04
Diluted	$(0.24)	$0.03

Cash Dividend Declared Per Share	$0.25	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2020	2019

	(Unaudited, in millions)
Net (loss) income	$(32)	$5

Foreign currency translation	(6)	(5)
Net unrealized loss on derivative instruments, net of tax expense of $0 and $3, respectively	(4)	—
Other comprehensive loss	(10)	(5)
Comprehensive loss	$(42)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$42	$37
Restricted funds held in trust	14	18
Receivables (less allowances of $6 and $9, respectively)	211	240
Prepaid expenses and other current assets	116	105
Total Current Assets	383	400
Property, plant and equipment, net	2,445	2,451
Restricted funds held in trust	8	8
Intangible assets, net	252	258
Goodwill	302	321
Other assets	279	277
Total Assets	$3,669	$3,715
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$18	$17
Current portion of project debt	9	8
Accounts payable	59	36
Accrued expenses and other current liabilities	257	292
Total Current Liabilities	343	353
Long-term debt	2,407	2,366
Project debt	123	125
Deferred income taxes	365	372
Other liabilities	128	123
Total Liabilities	3,366	3,339
Commitments and Contingencies (Note 15)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 132 shares)	14	14
Additional paid-in capital	860	857
Accumulated other comprehensive loss	(45)	(35)
Accumulated deficit	(526)	(460)
Treasury stock, at par	—	—
Total equity	303	376
Total Liabilities and Equity	$3,669	$3,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2020	2019

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(32)	$5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	58	55
Amortization of deferred debt financing costs	1	1
Net gain on sale of business and investments	(9)	(50)
Impairment charges	19	—
Stock-based compensation expense	8	8
Equity in net income from unconsolidated investments	(1)	—
Deferred income taxes	(6)	1
Other, net	3	—
Change in working capital, net of effects of acquisitions and dispositions	20	16
Changes in noncurrent assets and liabilities, net	—	1
Net cash provided by operating activities	61	37
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43)	(52)
Acquisition of businesses, net of cash acquired	—	2
Proceeds from the sale of assets, net of restricted cash	3	26
Investment in equity affiliate	(10)	(3)
Other, net	(1)	—
Net cash used in investing activities	(51)	(27)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	9	—
Proceeds from borrowings on revolving credit facility	181	220
Payments on long-term debt	(4)	(4)
Payments on revolving credit facility	(146)	(151)
Payments on project debt	(1)	(10)
Cash dividends paid to stockholders	(34)	(35)
Payment of insurance premium financing	(8)	(7)
Other, net	(5)	(2)
Net cash (used in) provided by financing activities	(8)	11
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	1	21
Cash, cash equivalents and restricted cash at beginning of period	63	105
Cash, cash equivalents and restricted cash at end of period	$64	$126

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42	$88
Restricted funds held in trust- short term	14	31
Restricted funds held in trust- long term	8	7
Total cash, cash equivalents and restricted cash	$64	$126

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

								Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02	—	—	—	1	(1)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as March 31, 2019	136	$14	$841	$(37)	$(364)	5	$—	$454

Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303

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

Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (known as “WtE”), and also owns and operates related waste transport, processing and disposal assets. WtE serves as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our WtE facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the WtE process. We process approximately 21 million tons of solid waste annually. We operate and/or have ownership positions in 41 waste-to-energy facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate a waste management infrastructure that is complementary to our core WtE business.

In addition, we offer a variety of sustainable waste management solutions in response to customer demand, including industrial, consumer products and healthcare waste handling, treatment and assured destruction, industrial wastewater treatment and disposal, product depackaging and recycling, on-site cleaning services, and transportation services. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our WtE facilities, we offer these services under our Covanta Environmental Solutions ("CES") brand.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our 2019 Annual Report on Form 10-K.

Accounting Pronouncements Recently Adopted
In August 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments and off balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. We adopted this guidance on January 1, 2020 using a modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Goodwill

Goodwill is the excess of our purchase price over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. The evaluation of goodwill requires the use of estimates of

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

future cash flows to determine the estimated fair value of the reporting unit. All goodwill is related to our one reportable segment, which is comprised of two reporting units, North America WtE and CES. If the carrying value of the reporting unit exceeds the fair value, an impairment charge is recognized to reduce the carrying value to the fair value.

The goodwill recorded for our CES reporting unit totaled $46 million as of December 31, 2019, and resulted from previously acquired materials processing facilities that are specially designed to process, treat, recycle, and dispose of solid and liquid wastes, which includes waste from the commercial sector. We performed the required annual impairment review of our recorded goodwill as of October 1, 2019. Based on the results of the test performed, we determined that the estimated fair value of the CES reporting unit exceeded the carrying value by 5%; therefore, we did not record a goodwill impairment charge for the year ended December 31, 2019.

Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, for the three months ended March 31, 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

For our CES reporting unit, we determined an estimate of the fair value of this reporting unit by combining both the income and market approaches. The market approach was based on current trading multiples of EBITDA for companies operating in businesses similar to our CES reporting unit. In performing the test under the income approach, we utilized a discount rate of 12% and a long-term terminal growth rate of 2.5% beyond our planning period. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical performance.

While we believe the assumptions used were reasonable and commensurate with the views of a market participant, as we continue to monitor the CES reporting unit for impairment through the end of 2020, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue, operating margin or lowering the long-term growth rate for our CES reporting unit, could result in further impairments.

We did not determine there to be a triggering event for our North America WtE reporting unit and concluded that the fair value of this reporting unit was not likely to be lower than the carrying value as of the interim testing date.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The following table summarizes recent ASU's issued by the FASB that could have a material impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.
First quarter of 2020 through December 31, 2022.
Generally, our debt agreements and interest rate derivatives contracts include a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our financial statements.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT

Zhao County, China Venture

On December 31, 2019, we made an equity investment in a venture that signed a concession agreement with Zhao County, China for the construction and operation of a new 1,200 ton-per-day WtE facility located approximately 200 miles from Beijing ("Zhao County"). The project is being developed jointly by Covanta and a strategic local partner, Longking Energy Development Co. Ltd. Construction began in April 2020, with completion expected in 2021.

As of March 31, 2020 and December 31, 2019, our equity investment in the venture totaled RMB 35 million ($5 million), which amounted to a 26% ownership interest. This investment is accounted for under the equity method of accounting and was included in Other assets on our consolidated balance sheet. Pursuant to the agreement, we are required to contribute an additional RMB 61 million ($9 million) by the end of 2021 and our eventual ownership interest in the venture is expected to be 49%.

In January 2020, in connection with our Zhao County agreement, we obtained local equity financing in the amount of RMB 61 million ($9 million), the proceeds of which we provided to the project in the form of a shareholder loan. This equity financing is due in January 2022, is collateralized through a pledge of our equity in the project and may be converted to equity prior to 2022.

Green Investment Group Joint Venture

Newhurst

In February 2020, we reached financial close on the Newhurst Energy Recovery Facility (“Newhurst”), a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. Newhurst is our third investment in the UK with our strategic partner Green Investment Group Limited ("GIG"). Through a 50/50 jointly-owned and governed entity (“Covanta Green”), we and GIG own a 50% interest in Newhurst, with Biffa plc, a UK waste services provider, holding the remaining 50% interest. Biffa will provide approximately 70% of the waste supply to the project, and we will provide operations and maintenance services, in each case under a 20-year arrangement. Newhurst is expected to commence commercial operations in 2023.

In connection with the transaction, we received $7 million (£5 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 25% in the project (50% investment in Covanta Green). For the three months ended March 31, 2020, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $9 million (£7 million) in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of March 31, 2020, $4 million of the consideration received remains in Covanta Green.

As of March 31, 2020, our equity method investment in the JV of $6 million was included in Other assets in our condensed consolidated balance sheet. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 25% in the project.

Rookery

In March 2019, we reached financial close on the Rookery South Energy Recovery Facility (“Rookery”), a 1,600 metric ton-per-day, 60 megawatt WtE facility under construction in Bedfordshire, England. Rookery is our second investment in the UK with our strategic partner, GIG. Through Covanta Green, we and GIG own an 80% interest in the project. We co-developed the project with Veolia ES (UK) Limited (“Veolia”), who owns the remaining 20%. We provide technical oversight during construction and will provide operations and maintenance (“O&M”) services for the facility, and Veolia will be responsible for providing at least 70% of the waste supply for the project. The facility is expected to commence commercial operations in 2022.

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the three months ended March 31, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of March 31, 2020, $18 million of the consideration received remains in Covanta Green. As of March 31, 2020 and December 31, 2019, our equity method investment of $4 million and $9 million, respectively, was included in Other assets on our condensed consolidated balance sheets. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 40% in the project.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Divestiture of Springfield and Pittsfield WtE facilities

During the first quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield WtE facilities. During the three months ended March 31, 2019, we recognized a loss of $9 million, which was included in Net gain on sale of business and investments in our condensed consolidated statement of operations.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	131	131
Dilutive effect of stock options, restricted stock and restricted stock units	—	2
Diluted weighted average common shares outstanding	131	133
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	3	—

Equity

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss On Derivatives	Total
Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02	—	1	—	1
Balance at January 1, 2019	(23)	3	(12)	(32)
Other comprehensive loss	(5)	—	—	(5)
Balance at March 31, 2019	$(28)	$3	$(12)	$(37)

Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive loss	(6)	—	(4)	(10)
Balance at March 31, 2020	$(36)	$3	$(12)	$(45)

NOTE 5. REVENUE

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. We have one reportable segment which comprises our entire operating

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

business.

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligation primarily consists of the fixed consideration contained in our contracts. As of March 31, 2020 our total remaining performance obligation was $6.2 billion, of which we expect to recognize 8% in 2020 and 10% in 2021.

Contract Balances

The following table reflects the balance in our contract assets, which we classify as accounts receivable unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheet (in millions):

	March 31, 2020	December 31, 2019
Unbilled receivables	$15	$16
Deferred revenue	$23	$18

For the three months ended March 31, 2020, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $6 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the three months ended March 31, 2020, we awarded certain employees grants of 1,670,369 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2021, 2022, and 2023.

During the three months ended March 31, 2020, we awarded 11,013 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the three months ended March 31, 2020, we awarded certain employees grants of 629,094 Free Cash Flow per share ("FCF") and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the three months ended March 31, 2020, we withheld 435,029 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Share based compensation expense	$8	$8

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of March 31, 2020
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock units	$20	1.8
Performance awards	$10	2.2
Restricted stock awards	$—	1.0

NOTE 7. SUPPLEMENTARY INFORMATION
Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors a WtE project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to Plant operating expense in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Pass through costs	$13	$13

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

The Company’s global ETR for the three months ended March 31, 2020 and 2019 was 13% and 31%, respectively, including discrete tax items. The current year decrease in the ETR was primarily due to the combined effect of (i) the overall decrease in pre-tax income; (ii) the impact of the gain on the Newhurst transaction in 2020 compared to gain on the Rookery transaction in 2019; and (iii) a discrete tax expense related to the reduction in the value of stock based compensation from grant date.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law providing certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company intends to take advantage of the acceleration of alternative minimum tax credit refunds and may elect the temporary increase of the limitation on interest deduction to 50%. The Company determined that the CARES Act will not have a material impact on our consolidated financial statements.

NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION

In December 2019, we entered into an agreement whereby we will regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $100 million (the “Receivables Purchase Agreement" or “RPA”). Transfers under the RPA meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of FASB Accounting Standards Codification. We receive a discounted purchase price for each receivable sold

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 2.22% for the three months ended March 31, 2020.

Amounts recognized in connection with the RPA were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Accounts receivable sold and derecognized	$194	$—
Cash proceeds received (1)	$194	$—

	March 31, 2020	December 31, 2019
Pledged receivables (2)	$117	$142

(1)	Represents proceeds from collections reinvested in revolving-period transfers. This amount was included in Net cash provided by operating activities on our consolidated statement of cash flows.

(2)	Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 5, 2020. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of March 31, 2020, we were in compliance with the covenants, and no termination events had occurred. As of March 31, 2020, $100 million, the maximum amount available under the RPA, was fully utilized.

NOTE 10. CREDIT LOSSES

We are exposed to credit losses primarily from our trade receivables from waste disposal services, sale of electricity and/or steam and the sale of ferrous and non-ferrous metals.

For our trade receivables, we assess each counterparty’s ability to pay for service by conducting a credit review. The credit review considers the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available.

We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation.

Changes in the allowance for credit losses of our trade receivables for the three months ended March 31, 2020 were as follows:

Balance as of December 31, 2019	$9
Write-offs charged against the allowance	(3)
Balance as of March 31, 2020	$6

The Company held the followings shareholder loans in connection with our equity method investments:

	March 31, 2020	December 31, 2019
Included in prepaid expenses and other assets	$22	$22
Included in other assets - long term	25	15
	$47	$37

We assess the collectability of the shareholder loans each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of March 31, 2020 there were no credit losses recorded associated with our shareholder loans.

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

•
The fair value of our floating to fixed rate interest rate swaps is determined using discounted cash flow valuation methodologies that apply the appropriate forward floating rate curve observable in the market to the contractual terms of our swap agreements. The fair value of the interest rate swaps is adjusted to reflect counterparty risk of non-performance and is based on the counterparty’s credit spread in the credit derivatives market.

•	The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of March 31, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2020 and December 31, 2019 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2020	December 31, 2019
Assets:
Investments — mutual and bond funds (1)	1	$1	$2
Derivative asset — energy hedges (2)	2	20	12
Total assets		$21	$14
Liabilities:
Derivative liability — interest rate swaps (3)	2	10	2
Total liabilities		$10	$2

(1)	Included in Other assets in the condensed consolidated balance sheets.

(2)	The short-term balance was included in Prepaid expenses and other current assets and the long-term balance was included in Other assets in the consolidated balance sheets.

(3)	The short-term balance was included in Accrued expenses and other current liabilities and the long-term balance was included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of March 31, 2020		As of December 31, 2019
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,425	$2,275	$2,383	$2,459
Project debt	$132	$136	$133	$138

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

NOTE 12. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of March 31, 2020 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2020	2.5
2021	1.8
2022	0.1
Total	4.4

As of March 31, 2020, the fair value of the energy derivative asset was $20 million. The change in fair value was recorded as a component of AOCI.

During the three months ended March 31, 2020, cash provided by and used in energy derivative settlements of $18 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the three months ended March 31, 2019, cash provided by and used in energy derivative settlements of $10 million and $1 million, respectively, was included in the change in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps

We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and the term loan of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, we entered into pay-fixed, receive-variable swap agreements on $200 million notional amount of our variable rate debt under the Credit Facilities during 2019. The interest rate swaps are designated specifically to the Credit Facilities as a cash flow hedge and are recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities see Note 13. Consolidated Debt.

As of March 31, 2020, the fair value of the interest rate swap derivative liability of $10 million was recorded in Other long-term liabilities on our condensed consolidated balance sheet.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	Average Rate (1)	March 31, 2020	December 31, 2019
LONG-TERM DEBT:
Revolving credit facility	3.49%	$218	$183
Term loan, net	3.68%	382	384
Credit Facilities subtotal		600	567
Senior Notes, net of deferred financing costs		1,186	1,186
Tax-Exempt Bonds, net of deferred financing costs		539	539
China Venture Loan		9	—
Equipment financing arrangements		83	85
Finance Leases (2)		8	6
Total long-term debt		2,425	2,383
Less: Current portion		(18)	(17)
Noncurrent long-term debt		$2,407	$2,366

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$132	$133
Less: Current portion		(9)	(8)
Noncurrent project debt		$123	$125

TOTAL CONSOLIDATED DEBT		$2,557	$2,516
Less: Current debt		(27)	(25)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,530	$2,491

(1)
As of March 31, 2020 and December 31, 2019, we entered into interest rate swap agreements to swap the LIBOR portion of our floating interest rate to a fixed rate for our variable rate debt under the Credit Facilities. See Note 12. Derivative Instruments for further information.

(2)	Excludes Union County WtE facility finance lease which is presented within project debt.

Our subsidiary, Covanta Energy, has a senior secured credit facility consisting of a revolving credit facility (the “Revolving Credit Facility”) and a term loan (the “Term Loan”). The nature and terms of our Credit Facilities, Senior Notes, Tax-Exempt Bonds, project debt and other long-term debt are described in detail in Note 15. Consolidated Debt in our 2019 Annual Report on Form 10-K.

Zhao County, China Venture Loan

In January 2020, in connection with our Zhao County agreement, we received proceeds of RMB 61 million ($9 million) through a loan agreement with a third party. We subsequently contributed the entire amount of the loan proceeds to the equity investment entity which owns the project in the form of a shareholder loan which is convertible to equity. See Note 3. New Business and Asset Management for further information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Revolving Credit Facility
As of March 31, 2020, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$218	$257	$425

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2020.

NOTE 14. LEASES

The components of lease expense were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Finance lease:
Amortization of assets, included in Depreciation and amortization expense	$2	$2
Interest on lease liabilities, included in Interest expense	1	—
Operating lease:
Amortization of assets, included in Total operating expense	2	2
Interest on lease liabilities, included in Total operating expense	1	1
Total net lease cost	$6	$5

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$46	$46

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$6	$6
Noncurrent operating lease liabilities, included in Other liabilities	46	46
Total operating lease liabilities	$52	$52

Finance leases:
Property and equipment, at cost	$170	$168
Accumulated amortization	(27)	(25)
Property and equipment, net	$143	$143

Current obligations of finance leases, included in Current portion of long-term debt	$7	$6
Finance leases, net of current obligations, included in Long-term debt	83	84
Total finance lease liabilities	$90	$90

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental cash flow and other information related to leases was as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2)	$(2)
Financing cash flows related to finance leases	$(2)	$(1)

Weighted average remaining lease term (in years):
Operating leases	11.6	12.9
Finance leases	31.8	33.7

Weighted average discount rate:
Operating leases	4.63%	4.66%
Finance leases	5.06%	5.05%

Maturities of lease liabilities were as follows (in millions):

	March 31, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$6	$6
2021	9	12
2022	7	12
2023	7	12
2024	6	11
2025 and thereafter	33	105
Total lease payments	68	158
Less: Amounts representing interest	(16)	(68)
Total lease obligations	$52	$90

As of March 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 15. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of March 31, 2020 and December 31, 2019, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $3 million and $3 million, respectively.

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

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. In March 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. In June 2018, PRP Occidental Chemical Corporation (“OCC”) filed a federal Superfund lawsuit against 120 PRPs including Essex with respect to past and future response costs expended by OCC with respect to the LPRSA. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

Other Commitments

Other commitments as of March 31, 2020 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$257
Letters of credit - other	38
Surety bonds	131
Total other commitments — net	$426

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Note 13. Consolidated Debt of this report and Item 8. Financial Statements And Supplementary Data — Note 15. Consolidated Debt of our 2019 Annual Report on Form 10-K.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain or guarantee financing for a project. With respect

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our waste-to-energy facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

We have entered into certain guarantees of performance in connection with our recent divestiture activities. Under the terms of the arrangements, we guarantee performance should the guaranteed party fail to fulfill its obligations under the specified arrangements.

NOTE 16. SUBSEQUENT EVENT
On April 14, 2020, we announced certain cost reduction measures and planned capital allocation updates in light of uncertainty around the potential financial impacts of the COVID-19 pandemic on our business, including:

•	Eliminating all non-essential travel and reducing discretionary spend;

•	Enacting a hiring freeze for new corporate employees;

•
Lowering compensation through a 50% reduction in CEO's base salary amount, a 25% reduction in payment of executive leadership base salary amounts, and a 20% reduction in cash compensation for all corporate support employees through a combination of wage reductions and furloughs which are expected to remain in place through mid-July 2020;

•	Lowering the cash portion of Board of Directors fees by 60% during the same time period as management salary reductions and furloughs;

•	Focusing growth investments for the remainder of 2020 primarily on UK projects and the start-up of our first Total Ash Processing System; and

•	Announcing plans to lower the annualized dividend payout to $0.32 per share.

As the COVID-19 pandemic is ongoing and the near term worldwide economic outlook remains uncertain, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact the Company's consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three months ended March 31, 2020. The financial information as of March 31, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of COVID-19 on the U.S. and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. The extent of this impact in the future is highly uncertain. We cannot predict the impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations. For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

While a limited number of our employees have contracted COVID-19, we have followed recommended protocols and have thus far not experienced material disruptions to our operations as result of workforce availability issues. Depending upon the rate, extent, and location of future COVID-19 infection, more widespread infection of our employees could cause significant increases to operating expense at specific facilities, or curtail operations at such facilities on a temporary basis.

Our WtE plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. While we remain a primary waste outlet for numerous municipalities and commercial customers, the downturn in economic activity has affected patterns and volumes of waste generation. Residential waste represents the substantial majority of our contracted volumes, and there has been limited reduction in these volumes to date. We also process commercial waste, including profiled waste, at many facilities and volumes of these materials for disposal have fallen, which has required us to internalize more waste volumes from our transfer station network as well as access more third party replacement waste volumes at a lower revenue basis per ton. We also expect that during this period of reduced economic activity, commodity prices relevant to our business, in particular for metals and energy, will be generally lower. Three of our WtE facilities are currently permitted to accept Regulated Medical Waste (“RMW”) and we have begun receiving COVID-19 material at one site to date.

In addition, while our operations have experienced only limited disruption to date, we have incurred, and expect to continue to incur, additional costs associated with instituting measures to ensure employee safety, access to contractors needed for construction and maintenance activities, and delays of previously scheduled projects that have been placed on hold or rescheduled to later in the year.

Most of the construction activity on our projects in the UK is continuing during the pandemic, and we are working to mitigate any potential impacts. In England, construction activities are considered essential. Accordingly, our Rookery and Newhurst sites, adhering to guidance set by Public Health England, are currently proceeding on schedule. The government in Scotland has taken a different approach, and construction at the Earls Gate site has been temporarily suspended. We are uncertain, at this time, of the ultimate impact to these projects and to those other UK projects under development.

In light of the uncertainty around the macroeconomic impacts of COVID-19, we are implementing a program of expense reduction intended to mitigate the financial impacts to our business, with an initial goal of reducing 2020 costs by $15 to $30 million. This program includes several elements, among which are:

•	Eliminating all non-essential travel and reducing discretionary spend;

•	Enacting a hiring freeze for new corporate employees;

•
Lowering compensation through a 50% reduction in payment of CEO's base salary amount, a 25% reduction in payment of executive leadership base salary amounts, and a 20% reduction in cash compensation for all corporate support employees through a combination of wage reductions and furloughs. These measures are initially expected to remain in place through mid-July 2020;

•	Lowering the cash portion of board of directors' fees by 60% during the same time period as management reductions and furloughs;

•
Focusing growth investments for the remainder of 2020 primarily on UK projects and the start-up of our first Total Ash Processing System and will remain highly disciplined in making any additional discretionary investments; and

•	Announcing plans to lower the annualized dividend payout to $0.32 per share.

Commodity Markets - Our quarterly results within an operating year may be affected substantially by movements in commodity markets relevant to our business, principally those relating to energy and metals. As noted above, the COVID-19 pandemic has had a dampening effect on prices in these markets. Such factors have caused, and may continue to cause, the portion of our energy revenue exposed to the market and/or our recycled metals revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results. The commodity markets into which we sell energy and metals are currently at levels significantly below prior periods.

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

	March 31, 2020	March 31, 2019
Consumer Price Index (1)	1.5%	1.9%
PJM Pricing (Electricity) (2)	$18.68	$30.53
NE ISO Pricing (Electricity) (3)	$22.23	$43.48
Henry Hub Pricing (Natural Gas) (4)	$1.91	$2.92
#1 HMS Pricing (Ferrous Metals) (5)	$236	$306
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.39	$0.45

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q1 2020 and Q1 2019. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q1 2020 and Q1 2019. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q1 2020 and Q1 2019. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q1 2020 and Q1 2019. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q1 2020 and Q1 2019. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

Seasonal - Our quarterly operating results within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.

Our operating results may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”). The parties negotiated a proposed agreement covering rights and obligations during a transition period and future relations between the UK on a range of issues, and on January 31, 2020, the UK formally severed political ties as part of the EU. The UK’s economic ties to the EU and other countries (including the US) are expected to remain in place pending renegotiated trade agreements to be settled during 2020. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs for new UK WtE projects, we do not believe Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended March 31, 2020 included the following:

•	$34 million in dividends declared to stockholders; and

•	$10 million for growth investments, including $2 million in our UK equity affiliate and $8 million towards construction of our Total Ash Processing System ("TAPS").

Initiatives to Pro-actively Reduce Costs and Balance Capital Allocation Objectives due to COVID-19 pandemic

In light of the uncertainty around the potential financial impacts of the COVID-19 pandemic, in addition to the cost reduction programs noted above, we:

•	will focus growth investments for the remainder of 2020 primarily on UK projects and the start-up of our first Total Ash Processing System; and

•	have announced plans to lower the annualized dividend payout to $0.32 per share.

New Business Development and Asset Management

•
In February 2020, we reached financial close on the Newhurst project, a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. Newhurst is our third investment in the UK with our strategic partner GIG. The facility is expected to commence commercial operations in 2023.

•
In January 2020, in connection with our Zhao County agreement, we received proceeds of RMB 61 million ($9 million) through a loan agreement with a third party. We subsequently contributed the entire amount of the loan proceeds to the equity investment entity which owns the project in the form of a shareholder loan which is convertible to equity.

For additional information on the above transactions see Item 1. Financial Statements — Note 3. New Business and Asset Management.

CONSOLIDATED RESULTS OF OPERATIONS

The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. We have one reportable segment which comprises our entire operating business.

The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 1. Financial Statements — Note 1. Organization and Basis of Presentation and Note 3. New Business and Asset Management in this quarterly report on Form 10-Q and in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 3. New Business and Asset Management of our 2019 Annual Report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$346	$327	$19
Energy revenue	93	94	(1)
Recycled metals revenue	17	21	(4)
Other operating revenue	12	11	1
Total operating revenue	468	453	15
OPERATING EXPENSE:
Plant operating expense	361	359	2
Other operating expense, net	12	17	(5)
General and administrative expense	30	30	—
Depreciation and amortization expense	58	55	3
Impairment charges	19	—	19
Total operating expense	480	461	19
Operating loss	$(12)	$(8)	$(4)

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	Three Months
WtE tip fees	$161	$149	$12
WtE service fees	118	117	1
Environmental services	34	32	2
Municipal services	55	48	7
Other revenue	7	7	—
Intercompany	(28)	(26)	(2)
Total waste and service revenue	$346	$327	$19
Certain amounts may not total due to rounding.

WtE facilities - Tons (1) (in millions):	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	Three Months
Tip fee - contracted	2.1	2.0	0.1
Tip fee - uncontracted	0.6	0.5	0.1
Service fee	2.7	2.6	0.1
Total tons	5.3	5.2	0.1
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $19 million, primarily driven by organic growth. Within organic growth, WtE tip fee revenue increased by $13 million, with $7 million due to higher average revenue per ton and

$6 million due to increased volume processed, $2 million due to higher WtE service fees, growth in municipal services revenue of $2 million driven by our contract with New York City, and growth in environmental services revenue of $2 million driven by increased revenues at our Indianapolis materials processing facility.

Energy Revenue

	Three Months Ended March 31,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales	$77		$81		$(4)
Capacity	10		13		(3)
Other Revenue (1)	6		—		6
Total energy	$93	1.6	$94	1.6	$(1)	0.1
(1) Primarily components of wholesale load serving revenue not included in Energy sales line, such as transmission and ancillaries.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue decreased by $1 million, driven by lower market prices of $9 million and the impact of divestitures of $2 million, partially offset by higher energy volumes of $4 million and new retail load serving revenue of $6 million.

Recycled Metals Revenue

	Three Months Ended March 31,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2020	2019	2020	2019	2020	2019
Ferrous Metal	$10	$11	110	96	97	84
Non-Ferrous Metal	7	9	12	13	8	8
Total	$17	$21
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue decreased by $4 million, driven primarily by lower pricing of $5 million for ferrous and non-ferrous material.

Other Operating Revenue

Other operating revenue increased by $1 million for the three month comparative period due to higher construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	Three Months
Plant maintenance (1)	$91	$95	$(4)
All other	269	264	5
Plant operating expense	$361	$359	$2
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense. Certain amounts may not total due to rounding.

Plant operating expenses increased by $2 million for the three month comparable period, primarily due to cost increases in existing operations of $7 million, primarily driven by increased wages and benefit costs, partially offset by decrease costs due to the divestiture of our Springfield and Pittsfield WtE facilities.

Other Operating Expense

Other operating expenses decreased by $5 million for the three month comparable period, primarily due to 2019 closure costs related to our Warren facility which was shut down in March 2019.

General and Administrative Expense

For the three month comparative period, general and administrative expenses were flat year-over-year.

Impairment Charges

For the three months ended March 31, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date of March 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three Months Ended March 31, 2020 and 2019

Other (Expense) Income:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	Three Months

	(In millions)
Interest expense	$(34)	$(36)	$2
Net gain on sale of business and investments	9	50	(41)
Other (expense) income, net	(1)	1	(2)
Total other (expense) income	$(26)	$15	$(41)

During the three months ended March 31, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst development project. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

During the three months ended March 31, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $9 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

Income Tax Benefit:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2020	2019	Three Months

	(In millions, except percentages)
Income tax benefit (expense)	$5	$(2)	$7
Effective income tax rate	13%	31%	N/A

The difference between the effective tax rates for the three months ended March 31, 2020 and 2019, respectively, was primarily due to the combined effect of (i) the overall decrease in pre-tax income; (ii) the impact of the gain on the Newhurst transaction in 2020 compared to gain on the Rookery transaction in 2019; and (iii) the a discrete tax expense related to the reduction in the value of stock based compensation from grant date. For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

CONSOLIDATED BALANCE SHEETS — GOODWILL

The goodwill recorded for our CES reporting unit totaled $46 million as of December 31, 2019, and resulted from previously acquired materials processing facilities that are specially designed to process, treat, recycle, and dispose of solid and liquid wastes, which includes waste from the commercial sector. We performed the required annual impairment review of our recorded goodwill as of October 1, 2019. Based on the results of the test performed, we determined that the estimated fair value of the CES reporting unit exceeded the carrying value by 5%; therefore, we did not record a goodwill impairment charge for the year ended December 31, 2019.

Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, for the three months ended March 31, 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

For our CES reporting unit, we determined an estimate of the fair value of this reporting unit by combining both the income and market approaches. The market approach was based on current trading multiples of EBITDA for companies operating in businesses similar to our CES reporting unit. In performing the test under the income approach, we utilized a discount rate of 12% and a long-term terminal growth rate of 2.5% beyond our planning period. The assumptions used in evaluating goodwill for impairment are subject to change and are tracked against historical performance.

While we believe the assumptions used were reasonable and commensurate with the views of a market participant, as we continue to monitor the CES reporting unit for impairment through the end of 2020, changes in key assumptions, including increasing the discount rate, lowering forecasts for revenue, operating margin or lowering the long-term growth rate for our CES reporting unit, could result in further impairments.

We did not determine there to be a triggering event for our North America WtE reporting unit and concluded that the fair value of this reporting unit was not likely to be lower than the carrying value as of the interim testing date.

For additional information please see Item 1. Financial Statements - Note 1. Organization and Summary of Significant Accounting Policies — Goodwill and Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies — Goodwill of our 2019 Annual Report on Form 10-K.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively, reconciled for each such period to net (loss) income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2020	2019

	(Unaudited)
Net (loss) income	$(32)	$5
Depreciation and amortization expense	58	55
Interest expense	34	36
Income tax (benefit) expense	(5)	2
Impairment charges (a)	19	—
Net gain on sale of businesses and investments (b)	(9)	(50)
Loss on asset sales	—	1
Accretion expense	1	1
Severance and reorganization costs (c)	—	7
Stock-based compensation expense	8	8
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6
Capital type expenditures at client owned facilities (d)	14	13
Other (e)	3	—
Adjusted EBITDA	$97	$84

(a)
During the three months ended March 31, 2020, we recorded a 19 million non-cash impairment charge related to our CES reporting unit. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

(b)
During the three months ended March 31, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

During the three months ended March 31, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $9 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

(c)
During the three months ended March 31, 2019, we recorded $7 million of costs related to our ongoing asset rationalization and portfolio optimization efforts, early retirement program, and certain organizational restructuring activities

(d)	Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.

(e)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$61	$37
Capital type expenditures at service fee operated facilities (a)	14	13
Cash paid for interest	39	47
Cash paid for taxes, net	1	1
Equity in net income from unconsolidated investments	1	—
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6
Adjustment for working capital and other	(25)	(20)
Adjusted EBITDA	$97	$84
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

In 2020, we expect to generate net cash from operating activities which alone may not meet all of our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to shareholders. We would utilize our Revolving Credit Facility to cover any shortfall. For a full discussion of the factors impacting our 2020 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our 2019 Annual Report on Form 10-K

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 15. Consolidated Debt of our 2019 Annual Report on Form 10-K.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our shareholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements.

Recent Financing Activities

In January 2020, in connection with our Zhao County agreement, we received proceeds of RMB 61 million ($9 million) through a loan agreement with a third party. We subsequently contributed the entire amount of the loan proceeds to the equity investment entity which owns the project in the form of a shareholder loan which is convertible to equity. See Item 1. Financial Statements — Note 3. New Business and Asset Management for further information.

Other Factors Affecting Liquidity

As of March 31, 2020, we held unrestricted cash balances of $42 million, of which $28 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of March 31, 2020, we held restricted cash balances of $22 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of March 31, 2020, we had unutilized capacity under our Revolving Credit Facility of $425 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the three months ended March 31, 2020, dividends declared to stockholders were $34 million or $0.25 per share. Such amounts were paid on April 3, 2020. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of March 31, 2020, the amount remaining under our currently authorized share repurchase program was $66 million.

Except as discussed in Item 1. Financial Statements — Note 13. Consolidated Debt, our projected contractual obligations remain consistent with amounts disclosed in our 2019 Annual Report on Form 10-K.

Impact of COVID-19 on our Liquidity

Although there remain many substantial uncertainties regarding the ultimate impact of the COVID-19 pandemic on the US and global economy and the waste generation trends in markets where we operate, Covanta’s liquidity position has not been adversely impacted to date. Our facilities are operating and our cash receipts to date remain consistent with past history. We continue to have access to over $400 million of available capacity under our Revolving Credit Facility and are not currently aware of any impediments to drawing that capacity as needed.

We do not face any significant debt maturities until 2023 when our secured credit facilities mature. The majority of our capital structure (approximately 80%) is either fixed rate or swapped to fixed. Our floating exposures are LIBOR based and will fluctuate with LIBOR and current LIBOR rates are lower than those prevailing at the same time last year.

We believe we have significant covenant flexibility under the maintenance covenants of our Credit Facility, such that our operations will not be adversely impacted.

Because of the uncertainty surrounding the ultimate impact of the COVID-19 pandemic, beginning with the dividend expected to be declared in the second quarter, we announced that our Board of Directors expects to lower the annualized dividend payout to $0.32 per share, representing an approximately two-thirds reduction, thereby increasing cash retention for other uses by $90 million on an annual basis. We believe this adjustment results in a more balanced capital allocation policy that continues to provide attractive returns to shareholders, while preserving liquidity in the near-term and accelerating balance sheet improvement over time.

For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2020 and 2019

Net cash provided by operating activities for the three months ended March 31, 2020 was $61 million, an increase of $24 million from the same period in the prior year primarily due to higher operating income excluding the impact of impairment charges.

Net cash used in investing activities for the three months ended March 31, 2020 was $51 million, an increase of $24 million from the prior year period. The increase in net investing outflow was primarily due to decreased proceeds from divestiture activities in the current year as compared to the first quarter of 2019.

Net cash used in financing activities for the three months ended March 31, 2020 was $8 million, as compared to $11 million provided by financing activities in the prior period. The decrease in cash provided was primarily related to the decrease in our net borrowings on the revolver due to cash flow benefits from favorable cash provided by operating activities discussed above.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of gross non-recourse project debt held by unconsolidated equity investments as of March 31, 2020 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin WtE (Ireland) (1)	$426	50%	$213	Operational
Earls Gate (UK) (2)	31	25%	8	Under construction
Rookery (UK) (3)	107	40%	43	Under construction
Zhao County WtE (China)(4)	—	26%	—	Under construction
Newhurst(5)	50	25%	13	Under construction
Total	$614		$277

(1)	We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

(2)
We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million ($277 million); £147 million ($194 million) is financed through non-recourse project-based debt.

(3)
We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. The total estimated project cost is £457 million ($603 million); £310 million ($409 million) is financed through non-recourse project-based debt.

(4)
We have 26% interest in Zhao County through our venture with Longking Energy Development Co. Ltd. The total estimated project cost is RMB 650 million ($93 million), RMB 455 million ($65 million) is financed through non-recourse project debt.

(5)
We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green, The total estimated project cost is £341 million ($422 million); £251 million ($311 million) of which is financed through non-recourse project-based debt.

For additional information on our unconsolidated equity investments see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 11. Equity Method Investments of our 2019 Annual Report on Form 10-K and Item 1. Financial Statements — Note 3. New Business and Asset Management.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2020 and 2019, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended March 31,
	2020	2019

	(Unaudited)
Net cash provided by operating activities	$61	$37
Add: Changes in restricted funds - operating (a)	(2)	—
Less: Maintenance capital expenditures (b)	(40)	(31)
Free Cash Flow	$19	$6

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

(b) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2020	2019
Maintenance capital expenditures	$(40)	$(31)
Net maintenance capital expenditures paid but incurred in prior periods	5	(6)
Total ash processing system	(8)	(1)
Capital expenditures associated with the New York City MTS contract	—	(11)
Capital expenditures associated with organic growth initiatives	—	(3)
Total capital expenditures associated with growth investments (c)	(8)	(15)
Total purchases of property, plant and equipment	$(43)	$(52)

(c)  Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(8)	$(15)
UK business development projects	(1)	(1)
Investment in equity affiliate	(10)	(3)
Asset and business acquisitions, net of cash acquired	—	2
Less: third party project loan proceeds collateralized by project equity	9	—
Total growth investments	$(10)	$(17)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2020 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.

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

There were no material changes during the three months ended March 31, 2020 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews and as further discussed below, our disclosure controls and procedures are not effective to provide such reasonable assurance.

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

Information Technology General Controls

As previously disclosed in Item 9 of our 2019 Annual Report on Form 10-K, our management concluded that there was a material weakness in internal controls over financial reporting related to information technology general controls in the areas of user access and application change management over certain systems that support our financial reporting processes. Certain business process controls that are dependent on the affected information technology general controls were also deemed ineffective because they could have been adversely impacted.

During the quarter ended March 31, 2020, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our 2019 Annual Report on Form 10-K. Additional improvements are still being implemented as part of such plan.

During the quarter, we completed the following steps to remediate the material weakness discussed above:

•	Hired information technology managers for all previously vacant positions and assigned these individuals specific internal control ownership and oversight;

•	Trained all information technology employees on information technology general controls and policies;

•	Centralized the formerly disparate processes to manage and control user accounts within our financial reporting systems;

•	Trained information technology managers on the process for providing, modifying and terminating application access;

•	Implemented monitoring procedures to ensure that the management of user accounts is performed in compliance with internal control requirements; and

•	Initiated the design of an enhanced process to periodically reassess the propriety of users’ access to our financial reporting systems.

In addition to these completed steps, management is continuing to progress on other components of its comprehensive plan of remediation, including:

•	Moving all applications to Single Sign On (SSO) so as to better control termination of access;

•	Developing enhanced risk assessment procedures related to changes in the information technology systems environment;

•	Training business application owners on change management procedures and controls; and

•	Developing new and enhancing existing logging and reporting capabilities so that changes to applications can be recorded and monitored for propriety.

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

Changes in Internal Control over Financial Reporting

Except as noted above under Information Technology General Controls, there have not been any changes in our system of internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, since March 16, 2020, all corporate and field administrative employees have successfully transitioned to working from home while essential plant employees continue to report to their facilities. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended March 31, 2020. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 15. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

Our activities may be adversely affected by the COVID-19 pandemic, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our existing operations or projects in development, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.
The current COVID-19 pandemic is significantly impacting the national and global economy and commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and to date has included extreme volatility in financial markets, a significant slowdown in economic activity, extreme volatility in commodity prices (including energy and metals prices) and has raised the prospect of a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer and construction activity globally. Matters outside our control have affected our business and operations and may begin or may continue to: prevent us from executing on our existing operations and projects in development; limit travel of Company representatives, including between our corporate headquarters in New Jersey and between and among our facilities across the United States, Canada and the United Kingdom; adversely affect the health and welfare of our personnel; or prevent important vendors and contractors from performing normal and contracted activities, including waste-to-energy operations and construction activities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, travel restrictions, facility closures, social distancing requirements or other restrictions in connection with the COVID-19 pandemic, our operations could be materially impacted. It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chains, adversely affect our business partners, delay our construction activities or cause other unpredictable events.
Many of our employees, investors, contractors and stakeholders have been and may continue to face travel restrictions, including cross-border travel, which may impact normal attendance to activities in conducting our business, including facility operations and construction activities, and conducting presentations, meetings or other activities. The spread of COVID-19 throughout the United States, Canada and the United Kingdom has forced and may continue to force many of our employees to work from home and may result in employees missing work if they or a member of their family contract COVID-19, which could harm our operations and negatively impact our financial condition. We may also be prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, quarantines, barriers to entry or other factors may affect our ability to operate our waste-to-energy plants and delay ongoing or planned construction projects in the United Kingdom, financing activities, and other needs that would normally be accomplished without such limitations. The extent to which the COVID-19 outbreak will impact our operations, our business and the economy is highly uncertain, however, the dramatic downturn in commercial activity in the markets in which we operate has and will reduce the amount of waste available for delivery to our waste-to-energy facilities, adversely impacting revenues from waste processing, metals recovery, and power generation. We cannot predict the impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations.

A long-term decline in our stock price may result in impairment charges.

As a result of the COVID-19 pandemic and the resulting impact to the economy, global stock prices have dropped considerably, including the Company's stock price. If there is an extended period of lower stock market valuations or an extended global recession which adversely impacts revenues generated from our waste processing facilities, we may be required to perform additional impairment tests for our goodwill, intangible assets and long-lived assets, which may result in material impairment charges during the remainder of 2020.

Except as noted in the preceding paragraphs, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, the Company withheld 435,029 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ BRADFORD J. HELGESON
Bradford J. Helgeson
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

By:	/S/ JOSEPH J. SCHANTZ II
Joseph J. Schantz II
Vice President and Chief Accounting Officer
Date: May 8, 2020