Form 10-Q
period 2020-06-30
COVANTA HOLDING CORP
filed 2020-07-31
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common Stock, $0.10 par value	131,982,149

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$344	$359	$690	$686
Energy revenue	78	72	171	166
Recycled metals revenue	20	21	37	42
Other operating revenue	12	15	24	26
Total operating revenue	454	467	922	920
OPERATING EXPENSE:
Plant operating expense	340	354	701	713
Other operating expense, net	14	16	26	33
General and administrative expense	26	31	56	61
Depreciation and amortization expense	56	55	114	110
Impairment charges	—	1	19	1
Total operating expense	436	457	916	918
Operating income	18	10	6	2
OTHER (EXPENSE) INCOME:
Interest expense	(34)	(36)	(68)	(72)
Net (loss) gain on sale of business and investments	—	(2)	9	48
Other (expense) income, net	(1)	1	(2)	2
Total expense	(35)	(37)	(61)	(22)
Loss before income tax benefit and equity in net income from unconsolidated investments	(17)	(27)	(55)	(20)
Income tax benefit	4	3	9	1
Equity in net income from unconsolidated investments	—	3	1	3
Net loss	$(13)	$(21)	$(45)	$(16)

Weighted Average Common Shares Outstanding:
Basic	132	131	132	131
Diluted	132	131	132	131

Loss Per Share:
Basic	$(0.10)	$(0.16)	$(0.34)	$(0.12)
Diluted	$(0.10)	$(0.16)	$(0.34)	$(0.12)

Cash Dividend Declared Per Share	$0.08	$0.25	$0.33	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited, in millions)
Net loss	$(13)	$(21)	$(45)	$(16)
Foreign currency translation	6	3	—	(2)
Pension and postretirement plan unrecognized benefits	(1)	—	(1)	—
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of ($2), $2, ($2) and $5, respectively	(11)	6	(15)	6
Other comprehensive (loss) income	(6)	9	(16)	4
Comprehensive loss	$(19)	$(12)	$(61)	$(12)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$39	$37
Restricted funds held in trust	10	18
Receivables (less allowances of $6 and $9, respectively)	231	240
Prepaid expenses and other current assets	103	105
Total Current Assets	383	400
Property, plant and equipment, net	2,431	2,451
Restricted funds held in trust	8	8
Intangible assets, net	247	258
Goodwill	302	321
Other assets	285	277
Total Assets	$3,656	$3,715
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$18	$17
Current portion of project debt	9	8
Accounts payable	71	36
Accrued expenses and other current liabilities	282	292
Total Current Liabilities	380	353
Long-term debt	2,387	2,366
Project debt	119	125
Deferred income taxes	360	372
Other liabilities	130	123
Total Liabilities	3,376	3,339
Commitments and Contingencies (Note 15)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 132 shares)	14	14
Additional paid-in capital	867	857
Accumulated other comprehensive loss	(51)	(35)
Accumulated deficit	(550)	(460)
Treasury stock, at par	—	—
Total equity	280	376
Total Liabilities and Equity	$3,656	$3,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2020	2019

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(45)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	114	110
Amortization of deferred debt financing costs	2	2
Net gain on sale of business and investments	(9)	(48)
Impairment charges	19	1
Stock-based compensation expense	14	15
Provision for expected credit losses	1	2
Equity in net income from unconsolidated investments	(1)	(3)
Deferred income taxes	(9)	(4)
Dividends from unconsolidated investments	3	5
Other, net	3	3
Change in working capital, net of effects of acquisitions and dispositions	62	18
Changes in noncurrent assets and liabilities, net	1	2
Net cash provided by operating activities	155	87
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(79)	(93)
Acquisition of businesses, net of cash acquired	—	2
Proceeds from the sale of assets, net of restricted cash	3	26
Investment in equity affiliate	(10)	(8)
Other, net	(8)	(1)
Net cash used in investing activities	(94)	(74)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	9	14
Proceeds from borrowings on revolving credit facility	256	359
Payments on long-term debt	(9)	(8)
Payments on revolving credit facility	(237)	(248)
Payments on project debt	(5)	(13)
Cash dividends paid to stockholders	(68)	(68)
Proceeds from related party note	9	—
Payment of insurance premium financing	(16)	(14)
Other, net	(5)	(8)
Net cash (used in) provided by financing activities	(66)	14
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(6)	27
Cash, cash equivalents and restricted cash at beginning of period	63	105
Cash, cash equivalents and restricted cash at end of period	$57	$132

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39	$102
Restricted funds held in trust- short term	10	22
Restricted funds held in trust- long term	8	8
Total cash, cash equivalents and restricted cash	$57	$132

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

								Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	(1)	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303
Stock-based compensation expense	—	—	6	—	—	—	—	6
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	1	—	—	—	—	1
Comprehensive loss, net of income taxes	—	—	—	(6)	(13)	—	—	(19)
Balance as of June 30, 2020	136	$14	$867	$(51)	$(550)	4	$—	$280

Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02	—	—	—	1	(1)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as of March 31, 2019	136	$14	$841	$(37)	$(364)	5	$—	$454
Stock-based compensation expense	—	—	7	—	—	—	—	7
Dividend declared	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	—	1	—	—	1
Comprehensive income (loss), net of income taxes	—	—	—	9	(21)	—	—	(12)
Balance as of June 30, 2019	136	$14	$848	$(28)	$(418)	5	$—	$416

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

Our WtE facilities earn revenue from both the disposal of waste and the generation of electricity and/or steam as well as from the sale of metal recovered during the WtE process. We process approximately 21 million tons of solid waste annually. We operate and/or have ownership positions in 41 waste-to-energy facilities, which are primarily located in North America and Ireland. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We operate a waste management infrastructure that is complementary to our core WtE business. We also have ownership positions in several projects currently in development and/or under construction in the United Kingdom.

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

Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

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

During Q2 2020 the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In addition, the Company elected to apply the expedient to not reassess the conclusions reached on embedded derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

As of June 30, 2020 and December 31, 2019, our equity investment in the venture totaled RMB 35 million ($5 million), which amounted to a 26% ownership interest. We are required to contribute an additional RMB 61 million ($9 million) by the end of 2021, when our eventual ownership interest in the venture is expected to be 49%.

In January 2020, in connection with our Zhao County agreement, we obtained local equity financing in the amount of RMB 61 million ($9 million), the proceeds of which we provided to the project in the form of a shareholder loan. The loan is due in January 2022 and is collateralized through a pledge of our equity in the project.

This investment is accounted for under the equity method of accounting and was included in Other assets on our consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Green Investment Group ("GIG") Joint Venture

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

In connection with the transaction, we received $8 million (£5 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 25% in the project (50% investment in Covanta Green). For the six months ended June 30, 2020, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $9 million (£7 million) in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of June 30, 2020, $4 million of the consideration received remains in Covanta Green.

As of June 30, 2020, our equity method investment in the JV of $6 million was included in Other assets in our condensed consolidated balance sheet. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 25% in the project.

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

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the six months ended June 30, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of June 30, 2020, $17 million of the consideration received remains in Covanta Green. As of June 30, 2020 and December 31, 2019, our equity method investment of $2 million and $9 million, respectively, was included in Other assets on our condensed consolidated balance sheets. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 40% in the project.

Divestiture of Springfield and Pittsfield WtE facilities

During the second quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield WtE facilities. During the three and six months ended June 30, 2019, we recognized a loss of $3 million and $12 million, respectively, which was included in Net (loss) gain on sale of business and investments in our condensed consolidated statement of operations.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	132	131	132	131
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	132	131	132	131
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	4	2	3	2

Equity

Accumulated Other Comprehensive (Loss) Income ("AOCI")

The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain On Derivatives	Total
Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02	—	1	—	1
Balance at January 1, 2019	(23)	3	(12)	(32)
Other comprehensive (loss) income	(2)	—	6	4
Balance at June 30, 2019	$(25)	$3	$(6)	$(28)

Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive loss	—	(1)	(15)	(16)
Balance at June 30, 2020	$(30)	$2	$(23)	$(51)

NOTE 5. REVENUE
Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019. We have one reportable segment which comprises our entire operating business.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligation primarily consists of the fixed consideration contained in our contracts. As of June 30, 2020 our total remaining performance obligation was $6.1 billion, of which we expect to recognize 6% for the remainder of 2020 and 10% in 2021.

Contract Balances

The following table reflects the balance in our contract assets, which we classify as accounts receivable unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheet (in millions):

	June 30, 2020	December 31, 2019
Unbilled receivables	$20	$16
Deferred revenue	$15	$18

For the six months ended June 30, 2020, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $6 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the six months ended June 30, 2020, we awarded certain employees grants of 1,687,293 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2021, 2022, and 2023.

During the six months ended June 30, 2020, we awarded 158,148 RSUs and 26,160 restricted stock awards ("RSAs") for annual director compensation. In addition, during the six months ended June 30, 2020, we issued 15,667 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the six months ended June 30, 2020, we awarded certain employees grants of 629,094 Free Cash Flow per share ("FCF") and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the six months ended June 30, 2020, we withheld 432,344 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share based compensation expense	$6	$7	$14	$15

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of June 30, 2020
	Unrecognized stock- based compensation	Weighted-average years to be recognized
Restricted stock units	$16	1.6
Performance awards	$9	2.0
Restricted stock awards	$—	0.7

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

Pass through costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pass through costs	$10	$12	$23	$25

Related Party Note Payable

During June 2020, we issued a £8 million ($9 million) note to a related party on market terms. The note is expected to be redeemed within 12 months and is classified within Accrued expenses and other current liabilities on our balance sheet as of June 30, 2020. If the note is not redeemed within 12 months, the final redemption date is December 2024.

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

The Company’s global ETR for the six months ended June 30, 2020 and 2019 was 16% and 7%, respectively, including discrete tax items. The current year increase in the ETR was primarily due to the combined effect of (i) the overall increase in pre-tax loss; (ii) the impact of a smaller gain on the Newhurst transaction in 2020 compared to gain on the Rookery transaction in 2019; (iii) a discrete tax expense in 2020 related to the reduction in the value of stock based compensation from grant date; and (iv) a discrete tax benefit adjustment in 2020 related to tax carryforwards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION
In December 2019, we entered into an agreement whereby we will regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $100 million (the “Receivables Purchase Agreement" or “RPA”). Transfers under the RPA meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of FASB Accounting Standards Codification. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.70% for the six months ended June 30, 2020.

Amounts recognized in connection with the RPA were as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Accounts receivable sold and derecognized	$373	$—
Cash proceeds received (1)	$372	$—

	June 30, 2020	December 31, 2019
Pledged receivables (2)	$121	$142

(1)
Represents proceeds from collections reinvested in revolving-period transfers, net of discount. This amount was included in Net cash provided by operating activities on our consolidated statement of cash flows.

(2)	Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 5, 2020. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of June 30, 2020, we were in compliance with the covenants, and no termination events had occurred. As of June 30, 2020, $100 million, the maximum amount available under the RPA, was fully utilized.

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

We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution, payment confirmation and monitoring current economic conditions and future forecast of economic conditions, to the extent that they impact the credit loss determination and can be reasonably estimated.

Changes in the allowance for credit losses of our trade receivables for the six months ended June 30, 2020 were as follows (in millions):

Balance as of December 31, 2019	$9
Provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Balance as of June 30, 2020	$6

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company held the followings shareholder loans in connection with our equity method investments (in millions):

	June 30, 2020	December 31, 2019
Included in prepaid expenses and other assets	$21	$22
Included in other assets - long term	25	15
	$46	$37

We assess the collectability of the shareholder loans each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of June 30, 2020 there were no credit losses recorded associated with our shareholder loans.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of June 30, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2020 and December 31, 2019 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2020	December 31, 2019
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	13	12
Total assets		$15	$14
Liabilities:
Derivative liability — interest rate swaps (3)	2	$11	$2
Total liabilities		$11	$2

(1)	Included in Other assets in the condensed consolidated balance sheets.

(2)	The short-term balance was included in Prepaid expenses and other current assets and the long-term balance was included in Other assets in the consolidated balance sheets.

(3)	The short-term balance was included in Accrued expenses and other current liabilities and the long-term balance was included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments are recorded at their carrying amount (in millions):

	As of June 30, 2020		As of December 31, 2019
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,405	$2,414	$2,383	$2,459
Project debt	$128	$134	$133	$138

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 12. DERIVATIVE INSTRUMENTS
Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of June 30, 2020 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2020	1.7
2021	2.0
2022	0.2
Total	3.9

As of June 30, 2020, the fair value of the energy derivative asset was $13 million. The change in fair value was recorded as a component of AOCI.

During the six months ended June 30, 2020, cash provided by and used in energy derivative settlements of $27 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

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

As of June 30, 2020, the fair value of the interest rate swap derivative liability was $11 million. The change in fair value was recorded as a component of AOCI.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 13. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	Average Rate (1)	June 30, 2020	December 31, 2019
LONG-TERM DEBT:
Revolving credit facility	2.95%	$202	$183
Term loan, net	3.38%	379	384
Credit Facilities subtotal		581	567
Senior Notes, net of deferred financing costs		1,187	1,186
Tax-Exempt Bonds, net of deferred financing costs		540	539
China venture loan		9	—
Equipment financing arrangements		81	85
Finance Leases (2)		7	6
Total long-term debt		2,405	2,383
Less: Current portion		(18)	(17)
Noncurrent long-term debt		$2,387	$2,366

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$128	$133
Less: Current portion		(9)	(8)
Noncurrent project debt		$119	$125

TOTAL CONSOLIDATED DEBT		$2,533	$2,516
Less: Current debt		(27)	(25)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,506	$2,491

(1)
As of June 30, 2020 and December 31, 2019, we entered into interest rate swap agreements to swap the LIBOR portion of our floating interest rate to a fixed rate for our variable rate debt under the Credit Facilities. See Note 12. Derivative Instruments for further information.

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

Zhao County, China Venture Loan

In January 2020, in connection with our Zhao County agreement, we obtained local equity bridge financing in the amount of RMB 61 million ($9 million). This financing is due to be repaid in January 2022 and is collateralized through a pledge of our equity in the project. We contributed the entire amount of the proceeds to the project in the form of a shareholder loan. See Note 3. New Business and Asset Management for further information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Revolving Credit Facility
As of June 30, 2020, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$202	$236	$462

Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2020.

NOTE 14. LEASES
The components of lease expense were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease:
Amortization of assets, included in Depreciation and amortization expense	$2	$2	$4	$4
Interest on lease liabilities, included in Interest expense	1	1	2	2
Operating lease:
Amortization of assets, included in Total operating expense	2	2	4	4
Interest on lease liabilities, included in Total operating expense	—	—	1	1
Total net lease cost	$5	$5	$11	$11

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$46	$46

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$6	$6
Noncurrent operating lease liabilities, included in Other liabilities	46	46
Total operating lease liabilities	$52	$52

Finance leases:
Property and equipment, at cost	$170	$168
Accumulated amortization	(29)	(25)
Property and equipment, net	$141	$143

Current obligations of finance leases, included in Current portion of long-term debt	$7	$6
Finance leases, net of current obligations, included in Long-term debt	81	84
Total finance lease liabilities	$88	$90

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Supplemental cash flow and other information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(4)	$(5)
Financing cash flows related to finance leases	$(3)	$(3)

Weighted average remaining lease term (in years):
Operating leases	11.4	12.8
Finance leases	31.5	33.7

Weighted average discount rate:
Operating leases	4.59%	4.66%
Finance leases	5.06%	5.06%

Maturities of lease liabilities were as follows (in millions):

	June 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$5	$5
2021	9	12
2022	8	12
2023	7	12
2024	6	11
2025 and thereafter	33	105
Total lease payments	68	157
Less: Amounts representing interest	(16)	(69)
Total lease obligations	$52	$88

As of June 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 15. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of June 30, 2020 and December 31, 2019, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $3 million and $3 million, respectively.

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

Other Commitments

Other commitments as of June 30, 2020 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$236
Letters of credit - other	38
Surety bonds	129
Total other commitments — net	$403

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three and six months ended June 30, 2020. The financial information as of June 30, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of COVID-19 on the U.S. and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. The extent of this impact in the future is highly uncertain. Although we have seen an increase in commercial activity in some areas of the country as they begin to “open up”, it is not clear that this trend will continue, stabilize before it improves further, or reverse; the situation remains uncertain and dynamic. We cannot predict the potential, future impact of the COVID-19 pandemic, but it could materially and adversely affect our business, financial condition and results of operations in the future. For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

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

Our WtE plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. While we remain a primary waste outlet for numerous municipalities and commercial customers, the downturn in economic activity has affected patterns and volumes of waste generation. Residential waste represents the substantial majority of our contracted volumes, and while we experienced limited reduction in these volumes during the early stages of the pandemic, residential volumes have returned to, and in some areas exceeded, pre-pandemic levels. We also process commercial waste, including profiled waste, at many facilities, and volumes of these materials for disposal fell during the early stages of the pandemic, which required us to internalize more waste volumes from our transfer station network as well as access third party replacement waste volumes at a lower revenue basis per ton. Volumes of commercial waste generally have returned closer to pre-pandemic levels, and revenue per ton levels have returned as well. Three of our WtE facilities are currently permitted to accept Regulated Medical Waste (“RMW”) and while we have received some COVID-19 material to date, we have seen reductions in other types of RMW and so overall volumes of RMW have not materially changed as a result of the pandemic.

In addition, while our operations have experienced only limited disruption to date, we have incurred, and expect to continue to incur, additional costs associated with instituting measures to ensure employee safety, access to contractors needed for construction and maintenance activities, and delays of previously scheduled projects that have been placed on hold or rescheduled to later in the year. .

Most of the construction activity at our projects in the UK has continued during the pandemic, and we are working to mitigate any impacts. In England, construction activities are considered essential and so our Rookery and Newhurst sites, adhering to guidance set by Public Health England, have proceeded on schedule. The government in Scotland initially took a different approach, and construction at the Earls Gate site was suspended or curtailed through early June, but has now resumed. We are uncertain, at this time, of the ultimate impact to these projects and other UK projects under development.

In light of the uncertainty around the macroeconomic impacts of COVID-19, we implemented a program of expense reduction intended to mitigate the financial impacts to our business, with an initial goal of reducing 2020 costs by $15 to $30 million. This program includes several elements, among which are:

•	Eliminating all non-essential travel and reducing discretionary spend;

•	Enacting a hiring freeze for new corporate employees;

•
Lowering compensation through a 50% reduction in payment of CEO's base salary amount, a 25% reduction in payment of executive leadership base salary amounts, and a 20% reduction in cash compensation for all corporate support employees through a combination of wage reductions and furloughs. These measures remained place through mid-July 2020;

•	Lowering the cash portion of board of directors' fees by 60% during the same time period as management reductions and furloughs;

•
Focusing growth investments for the remainder of 2020 primarily on UK projects and the start-up of our first Total Ash Processing System and remaining highly disciplined in making any additional discretionary investments; and

•	Lowering the annualized dividend payout to $0.32 per share.

During the second quarter these efforts resulted in cost savings of approximately $10 million and we now expect a full year impact of $15 to $25 million.

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

Energy Markets - A portion of our energy revenue is sold under short term arrangements at prevailing market prices. While we have a disciplined program to hedge our exposure to market price volatility (see Item 1. Financial Statements - Note 12. Derivative Instruments), underlying market prices are affected by a variety of factors not within our control such as weather, natural gas supply/demand conditions (including seasonal storage), regional electricity transmission and system conditions, and global demand. As a result of our hedging program, we have only a limited amount of exposure to market price volatility in the near term, including the balance of 2020.

Metals Markets - We sell recycled ferrous and non-ferrous metals under short term arrangements based on prevailing rates that are affected by regional and global demand for specific types of recycled metals. Demand for ferrous metals is not always consistent with demand for non-ferrous metals, or among different types of non-ferrous metals. In addition, recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the US as well as foreign countries. Recent efforts by the US government to place tariffs on imported steel and aluminum have increased domestic demand for our products. The ultimate impact of these tariffs is unclear as retaliation to these tariffs by foreign countries could reduce or eliminate any benefits to us.

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2020	June 30, 2019
Consumer Price Index (1)	0.6%	1.6%
PJM Pricing (Electricity) (2)	$15.69	$21.76
NE ISO Pricing (Electricity) (3)	$18.23	$24.42
Henry Hub Pricing (Natural Gas) (4)	$1.71	$2.56
#1 HMS Pricing (Ferrous Metals) (5)	$208	$271
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.37	$0.45

(1)	Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.

(2)	Average price per MWh for Q2 2020 and Q2 2019. Pricing for the PJM PSEG Zone is provided by the PJM ISO.

(3)	Average price per MWh for Q2 2020 and Q2 2019. Pricing for the Mass Hub Zone is provided by the NE ISO.

(4)	Average price per MMBtu for Q2 2020 and Q2 2019. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.

(5)	Average price per gross ton for Q2 2020 and Q2 2019. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.

(6)	Average price per pound for Q2 2020 and Q2 2019. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

Seasonal - Our quarterly operating results within the same fiscal year typically differ substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.

During the first half of 2020, we experienced some modest delays in our normal scheduled maintenance activities due to COVID-19 related quarantines, travel restrictions and social distancing requirements. As a result, we expect our scheduled maintenance will be more heavily weighted towards the second half of the year than it has been historically.

Our operating results may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”), and on January 31, 2020, the UK formally severed political ties as part of the EU. The UK’s economic ties to the EU and other countries (including the US) are expected to remain in place pending renegotiated trade agreements to be settled during a “standstill” transition period through December 31, 2020. The COVID-19 pandemic has created additional challenges in finalizing these trade agreements, and it is unclear at this time whether the parties will agree to extend the time period for negotiations. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs for new UK WtE projects, we do not believe Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended June 30, 2020 included the following:

•	$9 million for growth investments, including $8 million in our UK business development projects.

New Business Development and Asset Management

•
In February 2020, we reached financial close on the Newhurst project, a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. The facility is expected to commence commercial operations in 2023.

For additional information on the above transactions see Item 1. Financial Statements — Note 3. New Business and Asset Management.

Contract Extensions

During the second quarter of 2020, we entered into an amended and extended service agreement with Marion County through 2021.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$344	$359	$(15)
Energy revenue	78	72	6
Recycled metals revenue	20	21	(1)
Other operating revenue	12	15	(3)
Total operating revenue	454	467	(13)
OPERATING EXPENSE:
Plant operating expense	340	354	(14)
Other operating expense, net	14	16	(2)
General and administrative expense	26	31	(5)
Depreciation and amortization expense	56	55	1
Impairment charges	—	1	(1)
Total operating expense	436	457	(21)
Operating income	$18	$10	$8

	Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$690	$686	$4
Energy revenue	171	166	5
Recycled metals revenue	37	42	(5)
Other operating revenue	24	26	(2)
Total operating revenue	922	920	2
OPERATING EXPENSE:
Plant operating expense	701	713	(12)
Other operating expense, net	26	33	(7)
General and administrative expense	56	61	(5)
Depreciation and amortization expense	114	110	4
Impairment charges	19	1	18
Total operating expense	916	918	(2)
Operating income	$6	$2	$4

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Six Months
WtE tip fees	$158	$162	$319	$310	$(4)	$9
WtE service fees	114	116	232	233	(2)	(1)
Environmental services	31	37	65	69	(6)	(4)
Municipal services	60	62	114	110	(2)	4
Other revenue	10	10	18	16	—	2
Intercompany	(28)	(28)	(57)	(54)	—	(3)
Total waste and service revenue	$344	$359	$690	$686	$(15)	$4
Certain amounts may not total due to rounding.

WtE facilities - Tons (1) (in millions):	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Six Months
Tip fee - contracted	2.2	2.3	4.2	4.3	(0.1)	(0.1)
Tip fee - uncontracted	0.5	0.4	1.1	1.0	0.1	0.1
Service fee	2.5	2.7	5.2	5.3	(0.2)	(0.1)
Total tons	5.2	5.4	10.5	10.6	(0.2)	(0.1)
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue decreased by $15 million, primarily resulting from the impact of the COVID-19 pandemic on economic activity and waste markets.

For the six month comparative period, waste and service revenue increased by $4 million, primarily driven by $7 million of organic growth and $3 million due to service contract transitions, partially offset by divestitures. Within organic growth, WtE tip fee revenue increased by $11 million, with $6 million due to higher average revenue per ton and increased volume processed, partially offset by lower environmental services of $4 million.

Energy Revenue

	Three Months Ended June 30,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales	$57		$58		$(1)
Capacity	10		12		(2)
Other Revenue (1)	11		2		9
Total energy	$78	1.5	$72	1.6	$6	—

	Six Months Ended June 30,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales	$134		$139		$(5)
Capacity	20		25		(5)
Other Revenue (1)	17		2		15
Total energy	$171	3.2	$166	3.1	$5	—
(1) Primarily components of wholesale load serving revenue not included in Energy sales line, such as transmission and ancillaries.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue increased by $6 million, driven by new retail load serving revenue of $7 million, partially offset by lower market prices of $2 million.

For the six month comparative period, energy revenue increased by $5 million, driven by new retail load serving revenue of $11 million and bundled REC revenue of $4 million, partially offset by lower market prices of $10 million.

Recycled Metals Revenue

	Three Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2020	2019	2020	2019	2020	2019
Ferrous Metal	$10	$13	116	111	99	95
Non-Ferrous Metal	9	8	12	12	8	7
Total	$20	$21

	Six Months Ended June 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2020	2019	2020	2019	2020	2019
Ferrous Metal	$21	$24	219	207	190	179
Non-Ferrous Metal	16	18	24	25	16	15
Total	$37	$42
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue decreased by $1 million, driven primarily by lower pricing for ferrous and non-ferrous material of $4 million, offset by $2 million from increased non-ferrous volume.

For the six month comparative period, recycled metals revenue decreased by $5 million, driven primarily by lower pricing for ferrous and non-ferrous material of $7 million.

Other Operating Revenue

The decrease of $3 million and $2 million in other operating revenue for the three and six month comparative period, respectively, was primarily driven by lower construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Six Months
Plant maintenance (1)	$81	$83	$172	$178	$(2)	$(6)
All other	259	272	528	535	(13)	(7)
Plant operating expense	$340	$354	$701	$713	$(14)	$(12)
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense. Certain amounts may not total due to rounding.

Plant operating expenses decreased by $14 million for the three month comparable period, driven by cost reductions in response to COVID-19 of $3 million in wages and benefits and $2 million in travel and entertainment, as well as a $4 million decrease in hauling and disposal costs due to lower CES volumes. The remainder of the decrease was primarily a result of divestitures.

Plant operating expenses decreased by $12 million for the six month comparable period, primarily due to lower expenses of $12 million as a result of divestitures.

Other Operating Expense

Other operating expenses decreased by $2 million for the three month comparable period, primarily due to lower construction expense.

Other operating expenses decreased by $7 million for the six month comparable period, primarily due to lower construction expense and due to 2019 closure costs related to our Warren facility which was shut down in March 2019.

General and Administrative Expense

General and administrative expenses decreased by $5 million for three month comparative period primarily due to a decrease in compensation and outside consulting as part of cost reductions in response to COVID-19.

General and administrative expenses decreased by $5 million for the six month comparative period primarily due to a decrease in compensation.

Impairment Charges

For the six months ended June 30, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date of June 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Six Months Ended June 30, 2020 and 2019

Other (Expense) Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Six Months

	(In millions)
Interest expense	$(34)	$(36)	$(68)	$(72)	$2	$4
Net (loss) gain on sale of business and investments	—	(2)	9	48	2	(39)
Other (expense) income, net	(1)	1	(2)	2	(2)	(4)
Total expense	$(35)	$(37)	$(61)	$(22)	$2	$(39)

During the six months ended June 30, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst development project. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

During the six months ended June 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $12 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

Income Tax Benefit:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Six Months

	(In millions, except percentages)
Income tax benefit	$4	$3	$9	$1	$1	$8
Effective income tax rate	23%	13%	16%	7%	N/A	N/A

The difference between the effective tax rates for the three and six months ended June 30, 2020 and 2019, respectively, was primarily due to the combined effect of (i) the overall increase in pre-tax loss; (ii) the impact of a smaller gain on the Newhurst transaction in 2020 compared to gain on the Rookery transaction in 2019; and (iii) a discrete tax expense in 2020 related to the reduction in the value of stock based compensation from grant date; and (iv) a discrete tax benefit adjustment in 2020 related to tax carryforwards. For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

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

Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019, respectively, reconciled for each such period to net (loss) income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)
Net loss	$(13)	$(21)	$(45)	$(16)
Depreciation and amortization expense	56	55	114	110
Interest expense	34	36	68	72
Income tax benefit	(4)	(3)	(9)	(1)
Impairment charges (a)	—	1	19	1
Net loss (gain) on sale of businesses and investments (b)	—	2	(9)	(48)
Loss on asset sales	2	1	2	2
Accretion expense	—	—	1	1
Business development and transaction costs	—	1	—	1
Severance and reorganization costs (c)	1	1	1	8
Stock-based compensation expense	6	7	14	15
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	12	12
Capital type expenditures at client owned facilities (d)	5	7	19	20
Other (e)	3	1	6	1
Adjusted EBITDA	$96	$94	$193	$178

(a)
During the six months ended June 30, 2020, we recorded a $19 million non-cash impairment charge related to our CES reporting unit. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

(b)
During the six months ended June 30, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

During the six months ended June 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $12 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

(c)
During the six months ended June 30, 2019, we recorded $8 million of costs related to our ongoing asset rationalization and portfolio optimization efforts, early retirement program, and certain organizational restructuring activities

(d)	Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.

(e)	Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$94	$50	$155	$87
Capital type expenditures at client owned facilities (a)	5	7	19	20
Cash paid for interest	9	12	48	59
Cash paid for taxes, net	—	3	1	4
Equity in net income from unconsolidated investments	—	3	1	3
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	12	12
Dividends from unconsolidated investments	(3)	(5)	(3)	(5)
Adjustment for working capital and other	(15)	18	(40)	(2)
Adjusted EBITDA	$96	$94	$193	$178
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

Other Factors Affecting Liquidity

As of June 30, 2020, we held unrestricted cash balances of $39 million, of which $27 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of June 30, 2020, we held restricted cash balances of $18 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of June 30, 2020, we had unutilized capacity under our Revolving Credit Facility of $462 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the six months ended June 30, 2020, dividends declared to stockholders were $11 million or $0.08 per share. Such amounts were paid on July 10, 2020. Although not anticipated in the near term, we may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2020, the amount remaining under our currently authorized share repurchase program was $66 million.

Except as discussed in Item 1. Financial Statements — Note 13. Consolidated Debt, our projected contractual obligations remain consistent with amounts disclosed in our 2019 Annual Report on Form 10-K.

Impact of COVID-19 on our Liquidity

Although substantial uncertainties remain regarding the magnitude and duration of impact of the economic impact of the COVID-19 pandemic, as well as its potential impact on the waste markets in which we operate, Covanta’s liquidity position has not been materially adversely impacted to date. Our WtE facilities are operating without material disruption and cash receipts to date remain generally consistent with past history. We continue to have access to over $400 million of unutilized capacity under our Revolving Credit Facility and are not currently aware of any impediments to drawing that capacity when and as needed.

We do not face any significant debt maturities until 2023 when our Credit Facilities mature. The majority of our capital structure (approximately 80%) is either fixed rate or swapped to fixed. Our floating exposures are LIBOR based and will fluctuate with LIBOR and current LIBOR rates are lower than those prevailing at the same time last year.

Further, we believe that we have significant covenant flexibility under the maintenance covenants of our Credit Facilities and expect to remain in full compliance with these covenants.

Due primarily to the uncertainty surrounding the COVID-19 pandemic, we announced that our Board of Directors lowered the annualized dividend payout to $0.32 per share beginning with the dividend declared in the second quarter of 2020. This represents an approximately two-thirds reduction and results in increased cash retention for other uses totaling $90 million on an annual basis. We believe this adjustment results in a more balanced capital allocation policy that continues to provide attractive returns to shareholders, while preserving liquidity in the near-term and accelerating balance sheet improvement over time.

For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2020 and 2019

Net cash provided by operating activities for the six months ended June 30, 2020 was $155 million, an increase of $68 million from the same period in the prior year due to increased operating income, excluding the impairment charges as discussed above, and net cash inflow from working capital.

Net cash used in investing activities for the six months ended June 30, 2020 was $94 million, an increase of $20 million from the prior year period. The increase in net investing outflow was primarily due to decreased proceeds from divestiture activities and increased spending in UK development projects in the current year as compared to the same period in 2019, offset by lower maintenance capital spending in the first half of 2020 due to COVID-19 related outage deferrals.

Net cash used in financing activities for the six months ended June 30, 2020 was $66 million, as compared to $14 million provided by financing activities in the prior period. The decrease in cash provided was primarily related to the decrease in our net borrowings on the revolver due to (i) cash flow benefits from favorable working capital, (ii) reduced cash operating expense in the current year due in part to cost mitigation actions and (iii) lower maintenance capital spending in the first half of 2020 due to COVID-19 related outage deferrals.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of gross non-recourse project debt held by unconsolidated equity investments as of June 30, 2020 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin WtE (Ireland) (1)	$434	50%	$217	Operational
Earls Gate (UK) (2)	49	25%	12	Under construction
Rookery (UK) (3)	145	40%	58	Under construction
Zhao County WtE (China)(4)	—	26%	—	Under construction
Newhurst (UK)(5)	59	25%	15	Under construction
Total	$687		$302

(1)	We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.

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

Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Free Cash Flow, which is a non-GAAP financial measure as defined by the SEC. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting its usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

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

For additional discussion related to management’s use of non-GAAP financial measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2020 and 2019, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)
Net cash provided by operating activities	$94	$50	$155	$87
Add: Changes in restricted funds - operating (a)	—	5	(2)	5
Less: Maintenance capital expenditures (b)	(32)	(34)	(72)	(65)
Free Cash Flow	$62	$21	$81	$27

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

(b) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Maintenance capital expenditures	$(32)	$(34)	$(72)	$(65)
Net maintenance capital expenditures paid but incurred in prior periods	(3)	—	2	(6)
Total ash processing system	—	—	(8)	(1)
Capital expenditures associated with the New York City MTS contract	—	(6)	—	(17)
Capital expenditures associated with organic growth initiatives	(1)	(1)	(1)	(4)
Total capital expenditures associated with growth investments (c)	(1)	(7)	(9)	(22)
Total purchases of property, plant and equipment	$(36)	$(41)	$(79)	$(93)

(c)  Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(1)	$(7)	$(9)	$(22)
UK business development projects	(8)	—	(9)	(1)
Investment in equity affiliate	—	(5)	(10)	(8)
Asset and business acquisitions, net of cash acquired	—	—	—	2
Less: third party project loan proceeds collateralized by project equity	—	—	9	—
Total growth investments	$(9)	$(12)	$(19)	$(29)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2020 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.

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

There were no material changes during the six months ended June 30, 2020 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Information Technology General Controls

As previously disclosed in Item 9A. Controls and Procedures of our 2019 Annual Report on Form 10-K, our management concluded that there was a material weakness in internal controls over financial reporting related to information technology general controls in the areas of user access and application change management over certain systems that support our financial reporting processes. Certain business process controls that are dependent on the affected information technology general controls were also deemed ineffective because they could have been adversely impacted.

During the six months ended June 30, 2020, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our 2019 Annual Report on Form 10-K. Additional improvements are still being implemented as part of such plan.

During the six months ended June 30, 2020, we completed the following steps to remediate the material weakness discussed above:

•	Hired information technology managers for all previously vacant positions and assigned these individuals specific internal control ownership and oversight;

•	Trained all information technology employees on information technology general controls and policies;

•	Centralized the formerly disparate processes to manage and control user accounts within our financial reporting systems;

•	Trained information technology managers on the process for providing, modifying and terminating application access;

•	Implemented monitoring procedures to ensure that the management of user accounts is performed in compliance with internal control requirements;

•	Initiated the design of an enhanced process to periodically reassess the propriety of users’ access to our financial reporting systems;

•	Designed and implemented change management and access management controls for financially relevant applications;

•	Trained business application owners on information technology change management procedures and controls; and

•	Documented and communicated with business application owners information technology change management procedures.

In addition to these completed steps, management is continuing to progress on other components of its comprehensive plan of remediation, including:

•	Moving all applications to Single Sign On (SSO) so as to better control termination of access;

•	Developing enhanced risk assessment procedures related to changes in the information technology systems environment; and

•	Developing new and enhancing existing logging and reporting capabilities so that changes to applications can be recorded and monitored for propriety.

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

Changes in Internal Control over Financial Reporting

Effective June 29, 2020, Covanta commenced a managed tax services arrangement with a third party service provider, under which a majority of the US employees in our tax department transitioned from Covanta to the third party service provider.

Except as noted in the preceding paragraph and above under Information Technology General Controls, there have not been any changes in our system of internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, since March 16, 2020, all corporate and field administrative employees have successfully transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended June 30, 2020. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 1. Financial Statements — Note 15. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

Our activities were impacted by the COVID-19 pandemic, and there remains a risk that our activities could be further impacted in the future as the COVID-19 pandemic and its effects remain dynamic, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our existing operations or projects in development, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

The current COVID-19 pandemic significantly impacted the national and global economy and commodity and financial markets, and while some markets have stabilized, others remain under pressure and there continues to be a risk that the situation may again get worse before it gets better. The full extent and near- and long-impact of the COVID-19 pandemic continues to be unknown and to date has included extreme volatility in financial markets, a significant slowdown in economic activity, extreme volatility in commodity prices (including energy and metals prices) and the potential for a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer and construction activity globally. Matters outside our control have affected our business and operations and may begin or may continue to: prevent us from executing on our existing operations and projects in development; limit travel of Company representatives, including between our corporate headquarters in New Jersey and between and among our facilities across the United States and in other countries; adversely affect the health and welfare of our personnel; or prevent important vendors and contractors from performing normal and contracted activities, including waste-to-energy operations, maintenance and construction activities. If significant portions of our workforce were to be unable to work effectively, including because of illness, quarantines, government actions, travel restrictions, facility closures, social distancing requirements or other restrictions in connection with the COVID-19 pandemic, our operations could be materially impacted. It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chains, adversely affect our business partners, delay our construction activities or cause other unpredictable events.

The spread of COVID-19 throughout the United States, Canada and the United Kingdom has forced and may continue to force many of our employees to work from home and may result in employees missing work if they or a member of their family contract COVID-19, which could harm our operations and negatively impact our financial condition. We may also be prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, quarantines, barriers to entry or other factors may affect our ability to operate our waste-to-energy plants and delay ongoing or planned construction projects in the United Kingdom, financing activities, and other needs that would normally be accomplished without such limitations. The extent to which the COVID-19 outbreak may, in the future, impact our operations, our business and the economy is highly uncertain; however, the dramatic downturn in commercial activity in the markets in which we operate may reduce the amount of waste available for delivery to our waste-to-energy facilities, adversely impacting revenues from waste processing, metals recovery, and power generation. We cannot predict the future impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations.

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

Except as noted in the preceding paragraphs, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

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

Other.
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
Date: July 31, 2020