Form 10-Q
period 2020-09-30
COVANTA HOLDING CORP
filed 2020-10-30
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 23, 2020
Common Stock, $0.10 par value	131,981,775

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance and actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2019 Annual Report on Form 10-K as well as Part 1, Item 2 and Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q for the period ended September 30, 2020.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$366	$353	$1,056	$1,039
Energy revenue	93	81	264	247
Recycled metals revenue	20	19	57	61
Other operating revenue	12	12	36	38
Total operating revenue	491	465	1,413	1,385
OPERATING EXPENSE:
Plant operating expense	349	325	1,050	1,038
Other operating expense, net	11	10	37	43
General and administrative expense	27	29	83	90
Depreciation and amortization expense	54	55	168	165
Impairment charges	—	2	19	3
Total operating expense	441	421	1,357	1,339
Operating income	50	44	56	46
OTHER (EXPENSE) INCOME:
Interest expense	(32)	(36)	(100)	(108)
Net gain on sale of business and investments	—	1	9	49
Loss on extinguishment of debt	(12)	—	(12)	—
Other (expense) income, net	—	(1)	(2)	1
Total expense	(44)	(36)	(105)	(58)
Income (loss) before income tax (expense) benefit and equity in net income from unconsolidated investments	6	8	(49)	(12)
Income tax (expense) benefit	(3)	5	6	6
Equity in net income from unconsolidated investments	2	1	3	4
Net income (loss)	$5	$14	$(40)	$(2)

Weighted Average Common Shares Outstanding:
Basic	132	131	132	131
Diluted	134	133	132	131

Earnings (Loss) Per Share:
Basic	$0.04	$0.11	$(0.30)	$(0.02)
Diluted	$0.04	$0.10	$(0.30)	$(0.02)

Cash Dividend Declared Per Share	$0.08	$0.25	$0.41	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited, in millions)
Net income (loss)	$5	$14	$(40)	$(2)
Foreign currency translation	10	(10)	10	(12)
Pension and postretirement plan unrecognized benefits	—	—	(1)	—
Net unrealized loss on derivative instruments, net of tax (benefit) expense of ($3), ($3), ($5) and $2, respectively	(4)	(14)	(19)	(8)
Other comprehensive income (loss)	6	(24)	(10)	(20)
Comprehensive income (loss)	$11	$(10)	$(50)	$(22)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$34	$37
Restricted funds held in trust	11	18
Receivables (less allowances of $6 and $9, respectively)	247	240
Prepaid expenses and other current assets	94	105
Total Current Assets	386	400
Property, plant and equipment, net	2,420	2,451
Restricted funds held in trust	6	8
Intangible assets, net	242	258
Goodwill	302	321
Other assets	300	277
Total Assets	$3,656	$3,715
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$18	$17
Current portion of project debt	9	8
Accounts payable	66	36
Accrued expenses and other current liabilities	254	292
Total Current Liabilities	347	353
Long-term debt	2,417	2,366
Project debt	118	125
Deferred income taxes	360	372
Other liabilities	130	123
Total Liabilities	3,372	3,339
Commitments and Contingencies (Note 15)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 132 shares)	14	14
Additional paid-in capital	871	857
Accumulated other comprehensive loss	(45)	(35)
Accumulated deficit	(556)	(460)
Treasury stock, at par	—	—
Total equity	284	376
Total Liabilities and Equity	$3,656	$3,715
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2020	2019

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(40)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	168	165
Amortization of deferred debt financing costs	3	3
Net gain on sale of business and investments	(9)	(49)
Impairment charges	19	3
Loss on extinguishment of debt	12	—
Stock-based compensation expense	19	20
Provision for expected credit losses	1	2
Equity in net income from unconsolidated investments	(3)	(4)
Deferred income taxes	(7)	(9)
Dividends from unconsolidated investments	3	5
Other, net	4	3
Change in working capital, net of effects of acquisitions and dispositions	18	(33)
Changes in noncurrent assets and liabilities, net	3	8
Net cash provided by operating activities	191	112
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(117)	(121)
Acquisition of businesses, net of cash acquired	—	2
Proceeds from the sale of assets, net of restricted cash	3	28
Investment in equity affiliates	(11)	(9)
Other, net	(10)	(1)
Net cash used in investing activities	(135)	(101)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	538	75
Proceeds from borrowings on revolving credit facility	631	441
Payments on long-term debt	(551)	(12)
Payments on revolving credit facility	(574)	(375)
Payments on project debt	(6)	(16)
Payment of deferred financing costs	(8)	(1)
Cash dividends paid to stockholders	(78)	(100)
Proceeds from related party note	9	—
Payment of insurance premium financing	(24)	(20)
Other, net	(5)	(8)
Net cash used in financing activities	(68)	(16)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net decrease in cash, cash equivalents and restricted cash	(12)	(7)
Cash, cash equivalents and restricted cash at beginning of period	63	105
Cash, cash equivalents and restricted cash at end of period	$51	$98

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34	$65
Restricted funds held in trust- short term	11	25
Restricted funds held in trust- long term	6	8
Total cash, cash equivalents and restricted cash	$51	$98
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

								Total
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	(1)	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303
Stock-based compensation expense	—	—	6	—	—	—	—	6
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	1	—	—	—	—	1
Comprehensive loss, net of income taxes	—	—	—	(6)	(13)	—	—	(19)
Balance as of June 30, 2020	136	14	867	(51)	(550)	4	—	$280
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	(1)	—	—	—	—	(1)
Comprehensive loss, net of income taxes	—	—	—	6	5	—	—	11
Balance as of September 30, 2020	136	$14	$871	$(45)	$(556)	4	$—	$284

Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02	—	—	—	1	(1)	—	—	—
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Other	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of income taxes	—	—	—	(5)	5	—	—	—
Balance as of March 31, 2019	136	$14	$841	$(37)	$(364)	5	$—	$454
Stock-based compensation expense	—	—	7	—	—	—	—	7
Dividend declared	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	—	1	—	—	1
Comprehensive income (loss), net of income taxes	—	—	—	9	(21)	—	—	(12)
Balance as of June 30, 2019	136	$14	$848	$(28)	$(418)	5	$—	$416
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(34)	—	—	(34)
Comprehensive (loss) income, net of income taxes	—	—	—	(24)	14	—	—	(10)
Balance as of September 30, 2019	136	$14	$853	$(52)	$(438)	5	$—	$377
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

Organization
Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of waste to energy (“WtE”), and also owns and operates related waste transport, processing and disposal assets. WtE serves as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our WtE facilities earn revenue from the disposal of waste, the generation of electricity and/or steam, and from the sale of metal recovered during the WtE process. We process approximately 21 million tons of solid waste annually. We operate and/or have ownership positions in 41 waste-to-energy facilities, 39 located in North America, Ireland and Italy. In total, these assets produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We operate waste management infrastructure that is complementary to our core WtE business. We also have ownership positions in several projects currently in development and/or under construction in the United Kingdom.

In addition, we offer a variety of sustainable waste management solutions, including industrial, consumer products and healthcare waste handling, treatment and assured destruction, industrial wastewater treatment and disposal, product depackaging and recycling, on-site cleaning services, and transportation services. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our WtE facilities, we offer these services under our Covanta Environmental Solutions ("CES") brand.

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

As of September 30, 2020 and December 31, 2019, our equity investment in the venture totaled RMB 40 million ($6 million) and RMB 35 million ($5 million), respectively, which represented a 26% ownership interest. We are required to contribute an additional RMB 61 million ($9 million) by the end of 2021, at which point our eventual ownership interest in the venture is expected to increase to 49%.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Green Investment Group ("GIG") Joint Venture
Newhurst
In February 2020, we reached financial close on the Newhurst Energy Recovery Facility (“Newhurst”), a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. Through a 50/50 jointly-owned and governed entity (“Covanta Green”), we and GIG own a 50% interest in Newhurst with Biffa plc, a UK waste services provider, holding the remaining 50% interest. Biffa will provide approximately 70% of the waste supply to the project, and we will provide operations and maintenance services, in each case under a 20-year arrangement. Newhurst is expected to commence commercial operations in 2023.

In connection with the transaction, we received $8 million (£5 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 25% in the project (50% investment in Covanta Green). For the nine months ended September 30, 2020, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $9 million (£7 million) in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of September 30, 2020, $4 million of the consideration received remains in Covanta Green and is expected to be utilized for future equity contributions in new projects in the United Kingdom.

As of September 30, 2020, our equity method investment of $8 million was included in Other assets in our condensed consolidated balance sheet. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 25% in the project.

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

In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the nine months ended September 30, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of September 30, 2020, $17 million of the consideration received remains in Covanta Green and is expected to be utilized for future equity contributions in new projects in the United Kingdom.

As of September 30, 2020 and December 31, 2019, our equity method investment of $5 million and $9 million, respectively, was included in Other assets on our condensed consolidated balance sheets. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 40% in the project.

Divestiture of Springfield and Pittsfield WtE facilities
During the second quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield WtE facilities. During the nine months ended September 30, 2019, we recognized a loss of $11 million, which was included in Net gain on sale of business and investments in our condensed consolidated statement of operations.

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	132	131	132	131
Dilutive effect of stock options, restricted stock and restricted stock units	2	2	—	—
Diluted weighted average common shares outstanding	134	133	132	131
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	1	—	3	2

Equity
Accumulated Other Comprehensive (Loss) Income ("AOCI")
The changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss On Derivatives	Total
Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02	—	1	—	1
Balance at January 1, 2019	(23)	3	(12)	(32)
Other comprehensive loss	(12)	—	(8)	(20)
Balance at September 30, 2019	$(35)	$3	$(20)	$(52)

Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive income (loss)	10	(1)	(19)	(10)
Balance at September 30, 2020	$(20)	$2	$(27)	$(45)

NOTE 5. REVENUE
Disaggregation of revenue
A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. We have one reportable segment which comprises our entire operating business.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations
ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We exclude from our disclosures contracts that meet the following practical expedients provided by ASC 606:

1.The performance obligation is part of a contract that has an original expected duration of one year or less;
2.Revenue is recognized from the satisfaction of the performance obligations in the amount billable to our customer that corresponds directly with the value to the customer of our performance completed to date (i.e. “right-to-invoice” practical expedient); and/or
3.The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service or a series of distinct services that are substantially the same and that have the same pattern of transfer to our customer (i.e. “series practical expedient”).

Our remaining performance obligations primarily consist of the fixed consideration contained in our contracts. As of September 30, 2020 our total remaining performance obligations were $6.0 billion, of which we expect to recognize 3% for the remainder of 2020 and 11% in 2021.

Contract Balances
The following table reflects the balance in our contract assets, which we classify as accounts receivable unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheet (in millions):

	September 30, 2020	December 31, 2019
Unbilled receivables	$22	$16
Deferred revenue	$16	$18

For the nine months ended September 30, 2020, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $6 million.

NOTE 6. STOCK-BASED AWARD PLANS
During the nine months ended September 30, 2020, we awarded certain employees grants of 1,692,739 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2021, 2022, and 2023.

During the nine months ended September 30, 2020, we awarded 158,148 RSUs and 26,160 restricted stock awards ("RSAs") for annual director compensation. In addition, during the nine months ended September 30, 2020, we issued 28,923 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSU's to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the nine months ended September 30, 2020, we awarded certain employees grants of 629,094 Free Cash Flow per share ("FCF") and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the nine months ended September 30, 2020, we withheld 432,967 shares of our common stock in connection with tax withholdings for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$5	$5	$19	$20

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	As of September 30, 2020
	Unrecognized stock-based compensation	Weighted-average years to be recognized
Restricted stock units	$13	1.5
Performance awards	$7	1.8
Restricted stock awards	$—	0.5

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

Pass through costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pass through costs	$13	$12	$36	$37

Related Party Note Payable
During June 2020, we issued a £8 million ($9 million) note to a related party on market terms. The note is expected to be redeemed within 12 months and is classified within Accrued expenses and other current liabilities on our balance sheet as of September 30, 2020. If the note is not redeemed within 12 months, the final redemption date is December 2024.

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

The Company’s global ETR for the nine months ended September 30, 2020 and 2019 was 11% and 48%, respectively. The decline in ETR was driven by differences in the magnitude of taxable gains in the periods, as well as the low level of pre-tax book income which can yield large fluctuations in the ETR on a year-over-year basis.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION
In December 2019, we entered into an agreement whereby we will regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $100 million (the “Receivables Purchase Agreement" or “RPA”). Transfers under the RPA meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of FASB Accounting Standards Codification. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.42% for the nine months ended September 30, 2020.

Amounts recognized in connection with the RPA were as follows (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Accounts receivable sold and derecognized	$570	$—
Cash proceeds received (1)	$569	$—

	September 30, 2020	December 31, 2019
Pledged receivables (2)	$123	$142
(1)Represents proceeds from collections reinvested in revolving-period transfers, net of discount. This amount was included in Net cash provided by operating activities on our consolidated statement of cash flows.
(2)Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 5, 2020,which we intend to renew prior to maturity. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of September 30, 2020, we were in compliance with the covenants, and no termination events had occurred. As of September 30, 2020, $100 million, the maximum amount available under the RPA, was fully utilized.

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

Changes in the allowance for credit losses of our trade receivables for the nine months ended September 30, 2020 were as follows (in millions):

Balance as of December 31, 2019	$9
Provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Balance as of September 30, 2020	$6

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The Company held the following shareholder loans in connection with our equity method investments (in millions):

	September 30, 2020	December 31, 2019
Included in prepaid expenses and other assets	$21	$22
Included in other assets - long term	26	15
	$47	$37

We assess the collectability of the shareholder loans each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of September 30, 2020 there were no expected credit losses associated with our shareholder loans.

NOTE 11. FINANCIAL INSTRUMENTS
Fair Value Measurements
Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then significant other observable inputs (Level 2 inputs) and the lowest priority to significant unobservable inputs (Level 3 inputs). The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•For marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value.
•Fair values for long-term debt and project debt are determined using quoted market prices (Level 1).
•The fair value of our floating to fixed rate interest rate swaps is determined using discounted cash flow valuation methodologies that apply the appropriate forward floating rate curve observable in the market to the contractual terms of our swap agreements. The fair value of the interest rate swaps is adjusted to reflect counterparty risk of non-performance and is based on the counterparty’s credit spread in the credit derivatives market.
•The fair values of our energy hedges were determined using the spread between our fixed price and the forward curve information available within the market.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of September 30, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2020 and December 31, 2019 (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2020	December 31, 2019
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (1)	2	2	12
Total assets		$4	$14
Liabilities:
Derivative liability — interest rate swaps (2)	2	$10	$2
Total liabilities		$10	$2
(1)Included in Other assets in the condensed consolidated balance sheets.
(2)The short-term balance was included in Accrued expenses and other current liabilities and the long-term balance was included in Other liabilities in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following financial instruments are recorded at their carrying amount (in millions):

	As of September 30, 2020		As of December 31, 2019
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,435	$2,464	$2,383	$2,459
Project debt	$127	$132	$133	$138

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

In addition to the recurring fair value measurements, certain assets are measured at fair value on a non-recurring basis when an indication of impairment is identified. Long-lived assets, such as property and equipment and identifiable intangibles with finite useful lives, are periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of impairment testing, we review the recoverable amount of individual assets or groups of assets at the lowest level of which there are there are identifiable cash flows, which is generally at the facility level. Assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on the fair value of assets as compared to their carrying value. Fair value is generally determined using an income approach, which requires discounting the estimated future cash flows associated with the asset. If the asset carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

NOTE 12. DERIVATIVE INSTRUMENTS
Energy Price Risk
We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of September 30, 2020 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2020	0.9
2021	2.0
2022	0.2
Total	3.1

As of September 30, 2020, the fair value of the energy derivative asset was $2 million. The change in fair value was recorded as a component of AOCI.

During the nine months ended September 30, 2020, cash provided by and used in energy derivative settlements of $32 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the nine months ended September 30, 2019, cash provided by and used in energy derivative settlements of $16 million and $1 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps
We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and the term loan of our subsidiary

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, we entered into pay-fixed, receive-variable swap agreements on $200 million notional amount of our variable rate debt under the Credit Facilities during 2019 and 2020. The interest rate swaps are designated specifically to the Credit Facilities as a cash flow hedge and are recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities see Note 13. Consolidated Debt.

As of September 30, 2020, the fair value of the interest rate swap derivative liability was $10 million. The change in fair value was recorded as a component of AOCI.

NOTE 13. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions):

	Average Rate (1)	September 30, 2020	December 31, 2019
LONG-TERM DEBT:
Revolving credit facility	2.66%	$240	$183
Term loan, net	3.23%	377	384
Credit Facilities subtotal		617	567
Senior Notes, net of deferred financing costs		1,183	1,186
Tax-Exempt Bonds, net of deferred financing costs		539	539
China venture loan		9	—
Equipment financing arrangements		80	85
Finance Leases (2)		7	6
Total long-term debt		2,435	2,383
Less: Current portion		(18)	(17)
Noncurrent long-term debt		$2,417	$2,366

PROJECT DEBT:
Total project debt, net of deferred financing costs and unamortized debt premium		$127	$133
Less: Current portion		(9)	(8)
Noncurrent project debt		$118	$125

TOTAL CONSOLIDATED DEBT		$2,562	$2,516
Less: Current debt		(27)	(25)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,535	$2,491
(1)As of September 30, 2020 and December 31, 2019, we entered into interest rate swap agreements to swap to a fixed rate the variable portion of our interest rate expense on $200 million of notional amount of debt under the Credit Facilities. See Note 12. Derivative Instruments for further information.
(2)Excludes Union County WtE facility finance lease which is presented within project debt.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Tax Exempt Bonds (the "NFA 2020 Bonds")
In August 2020, we entered into a loan agreement with the National Finance Authority ("NFA"), a component unit of the Business Finance Authority of New Hampshire, under which they agreed to issue $39.4 million 3.625% Resource Recovery Refunding Revenue Bonds Series 2020A, maturing on July 1, 2043, and $90 million 3.750% Resource Recovery Refunding Revenue Bonds Series 2020B, maturing on July 1, 2045 (collectively the "NFA Series 2020 Bonds").

The net proceeds of the NFA Series 2020 Bonds were used to redeem at par the outstanding principal balance of our previously outstanding New Jersey Series 2015A and Pennsylvania Series 2015A bonds.

In connection with the refinancing transaction, we recorded deferred financing costs of $1 million, which are being amortized through July 2, 2040, the mandatory tender date. In addition, during the three and nine months ended September 30, 2020, we recorded a $1 million write-off of unamortized issuance costs associated with the previously outstanding debt, which was recognized as a Loss on extinguishment of debt in our condensed consolidated statement of operations. The NFA Series 2020 Bonds are our senior unsecured obligations and are not guaranteed by any of our subsidiaries.

Senior Notes due 2030 (the "2030 Senior Notes")
In August 2020, we issued $400 million aggregate principal amount of Senior Notes due 2030. The 2030 Senior Notes bear interest at 5.00% per annum, payable semi-annually on March 1 and September 1 of each year commencing on March 1, 2021, and will mature on September 1, 2030. In connection with this issuance, we recognized $7 million of deferred financing costs which will be amortized over the term of the 2030 Senior Notes. Net proceeds from the sale of the 2030 Senior Notes were approximately $394 million and were used, along with cash on hand and direct borrowings under our Revolving Credit Facility, to fund the optional redemption of all of our 5.875% Senior Notes due 2024 ("2024 Senior Notes") and to pay transaction fees and expenses and accrued interest.

During the three and nine months ended September 30, 2020, in connection with the redemption of the 2024 Senior Notes, we recorded a Loss on extinguishment of debt of $10 million in our condensed consolidated statements of operations consisting of $8 million of redemption premium and a $2 million write-off of remaining deferred financing costs.

The 2030 Senior Notes constitute general unsecured obligations of the Company and will rank equal in right of payment with all existing and future senior unsecured indebtedness of the Company. The 2030 Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and are structurally subordinated in right of payment to all of the existing and future liabilities of the Company’s subsidiaries and their indebtedness and guarantees under the existing credit facilities of its subsidiary, Covanta Energy, LLC. The 2030 Senior Notes are not guaranteed by any of the Company’s subsidiaries.

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

Revolving Credit Facility
As of September 30, 2020, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$240	$216	$444
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2020.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 14. LEASES
The components of lease expense were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance leases:
Amortization of assets, included in Depreciation and amortization expense	$2	$1	$6	$5
Interest on lease liabilities, included in Interest expense	1	1	3	3
Operating leases:
Amortization of assets, included in Total operating expense	1	2	5	6
Interest on lease liabilities, included in Total operating expense	1	1	2	2
Total net lease cost	$5	$5	$16	$16

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

 Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$45	$46

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$6	$6
Noncurrent operating lease liabilities, included in Other liabilities	44	46
Total operating lease liabilities	$50	$52

Finance leases:
Property and equipment, at cost	$170	$168
Accumulated amortization	(31)	(25)
Property and equipment, net	$139	$143

Current obligations of finance leases, included in Current portion of project debt	$6	$6
Finance leases, net of current obligations, included in Project debt	73	78
Current obligations of finance leases, included in Current portion of long-term debt	1	—
Finance leases, net of current obligations, included in Long-term debt	6	6
Total finance lease liabilities	$86	$90
Supplemental cash flow and other information related to leases was as follows (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$6	$7
Financing cash flows related to finance leases	$5	$4

Weighted average remaining lease term (in years):
Operating leases	11.4	11.8
Finance leases	31.3	33.4

Weighted average discount rate:
Operating leases	4.58%	4.65%
Finance leases	5.06%	5.06%

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Maturities of lease liabilities were as follows (in millions):

	September 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$2	$3
2021	9	12
2022	8	12
2023	7	12
2024	6	11
2025 and thereafter	33	105
Total lease payments	65	155
Less: Amounts representing interest	(15)	(69)
Total lease obligations	$50	$86

As of September 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 15. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of September 30, 2020 and December 31, 2019, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $4 million and $3 million, respectively.

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

Other Commitments
Other commitments as of September 30, 2020 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$216
Letters of credit - other	39
Surety bonds	133
Total other commitments — net	$388

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three and nine months ended September 30, 2020. The financial information as of September 30, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of COVID-19 on the U.S. and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. We have seen an increase in commercial activity and a stabilization of business conditions from the lows in Q2 2020, but the extent of potential impacts from COVID-19 in the future remains uncertain. We cannot predict the potential future impact of the COVID-19 pandemic, and it could materially and adversely affect our business, financial condition and results of operations in the future. For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

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

Our WtE plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. While we remain a primary waste outlet for numerous municipalities and commercial customers, the downturn in economic activity has affected patterns and volumes of waste generation. Residential waste represents the substantial majority of our contracted volumes, and while we experienced limited reduction in these volumes during the early stages of the pandemic, residential volumes have returned to, and in some areas exceeded, pre-pandemic levels. We also process commercial waste, including profiled waste, at many facilities, and volumes of these materials for disposal fell during the early stages of the pandemic, which required us to internalize more waste volumes from our transfer station network as well as access third party replacement waste volumes at a lower revenue basis per ton. Volumes of commercial waste generally have returned closer to pre-pandemic levels, and revenue per ton levels have returned as well. Three of our WtE facilities are currently permitted to accept Regulated Medical Waste (“RMW”), and while we have received some COVID-19 material to date, we have seen reductions in other types of RMW, and thus overall volumes of RMW have not materially changed as a result of the pandemic.

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

Most of the construction activity at our equity method investment projects in the UK has continued during the pandemic, and we are working to mitigate any impacts. In England, construction activities are considered essential and so the Rookery and Newhurst sites, adhering to guidance set by Public Health England, have proceeded on schedule. The government in Scotland initially took a different approach, and construction at the Earls Gate site was suspended or curtailed through early June, but has now resumed.

In light of the uncertainty around the macroeconomic impacts of COVID-19, we implemented a program of expense reduction intended to mitigate the financial impacts to our business, with an initial goal of reducing 2020 costs by $15 to $30 million. This program includes several elements, among which are:

•Eliminating all non-essential travel and reducing discretionary spend;
•Enacting a hiring freeze for new corporate employees;
•Lowering compensation through a 50% reduction in payment of CEO's base salary amount, a 25% reduction in payment of executive leadership base salary amounts, and a 20% reduction in cash compensation for all corporate support employees through a combination of wage reductions and furloughs. These measures remained in place through mid-July 2020;
•Lowering the cash portion of board of directors' fees by 60% during the same time period as management reductions and furloughs;
•Focusing growth investments for the remainder of 2020 primarily on UK projects and the start-up of our first Total Ash Processing System ("TAPS") and remaining highly disciplined in making any additional discretionary investments; and
•Lowering the annualized dividend payout to $0.32 per share.

During the second and third quarters, these efforts resulted in cost savings of approximately $18 million, and we expect a full year impact of approximately $20 to $25 million.

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

Energy Markets - A portion of our energy revenue is sold under short term arrangements at prevailing market prices. Underlying market prices are affected by a variety of factors not within our control such as weather, natural gas supply/demand conditions (including seasonal storage), regional electricity transmission and system conditions, and global demand. We maintain a disciplined program to hedge our exposure to market price volatility (see Item 1. Financial Statements - Note 12. Derivative Instruments). As a result of our hedging program, we have only a limited amount of exposure to market price volatility in the near term, including for the balance of 2020.

Metals Markets - We sell recycled ferrous and non-ferrous metals under short term arrangements based on prevailing rates that are affected by regional and global demand for specific types of recycled metals. Demand for ferrous metals is not always consistent with demand for non-ferrous metals, or among different types of non-ferrous metals. In addition, recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the US as well as foreign countries. Efforts in early 2020 by the US government to place tariffs on imported steel and aluminum have increased domestic demand for our products.

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	September 30, 2020	September 30, 2019
Consumer Price Index (1)	1.4%	1.7%
PJM Pricing (Electricity) (2)	$18.77	$22.06
NE ISO Pricing (Electricity) (3)	$22.68	$25.54
Henry Hub Pricing (Natural Gas) (4)	$2.00	$2.38
#1 HMS Pricing (Ferrous Metals) (5)	$221	$229
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.39	$0.41
(1)Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.
(2)Average price per MWh for Q3 2020 and Q3 2019. Pricing for the PJM PSEG Zone is provided by the PJM ISO.
(3)Average price per MWh for Q3 2020 and Q3 2019. Pricing for the Mass Hub Zone is provided by the NE ISO.
(4)Average price per MMBtu for Q3 2020 and Q3 2019. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, U.S. Energy Information Administration.
(5)Average price per gross ton for Q3 2020 and Q3 2019. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.
(6)Average price per pound for Q3 2020 and Q3 2019. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

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

Brexit Implications - In March, 2017, the UK notified the EU of its intention to leave the EU (so-called “Brexit”), and on January 31, 2020, the UK formally severed political ties as part of the EU. The UK’s economic ties to the EU and other countries (including the US) are expected to remain in place pending renegotiated trade agreements to be settled during a “standstill” transition period through December 31, 2020. The COVID-19 pandemic has created additional challenges in finalizing these trade agreements, and it is unclear at this time whether the parties will agree to extend the time period for negotiations. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs for new UK WtE projects, we do not believe that Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended September 30, 2020 included the following:

•$11 million declared in dividends to stockholders; and
•$4 million for growth investments, including $3 million on TAPS.

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

The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 1. Financial Statements — Note 1. Organization and Basis of Presentation and Note 3. New Business and Asset Management in this quarterly report on Form 10-Q and in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 3. New Business and Asset Management of our 2019 Annual Report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions that are reflected in comparative revenue and expense. In addition, comparability of our results was affected by the COVID-19 pandemic as discussed above under Impact of COVID-19 on the U.S. and the global economy. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

The following terms used within the Results of Operations discussion are defined as follows:
•“Organic growth”: reflects the performance of the business on a comparable period-over-period basis, excluding the impacts of transactions and contract transitions.
•“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.
•Contract “transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended		Variance Increase
	September 30,		(Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$366	$353	$13
Energy revenue	93	81	12
Recycled metals revenue	20	19	1
Other operating revenue	12	12	—
Total operating revenue	491	465	26
OPERATING EXPENSE:
Plant operating expense	349	325	24
Other operating expense, net	11	10	1
General and administrative expense	27	29	(2)
Depreciation and amortization expense	54	55	(1)
Impairment charges	—	2	(2)
Total operating expense	441	421	20
Operating income	$50	$44	$6

	Nine Months Ended		Variance Increase
	September 30,		(Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,056	$1,039	$17
Energy revenue	264	247	17
Recycled metals revenue	57	61	(4)
Other operating revenue	36	38	(2)
Total operating revenue	1,413	1,385	28
OPERATING EXPENSE:
Plant operating expense	1,050	1,038	12
Other operating expense, net	37	43	(6)
General and administrative expense	83	90	(7)
Depreciation and amortization expense	168	165	3
Impairment charges	19	3	16
Total operating expense	1,357	1,339	18
Operating income	$56	$46	$10

Operating Revenue

Waste and Service Revenue

In millions:	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
	2020	2019	2020	2019	Three Months	Nine Months
WtE tip fees	$168	$163	$486	$474	$5	$12
WtE service fees	118	114	350	348	4	2
Environmental services	36	36	100	105	—	(5)
Municipal services	66	64	181	174	2	7
Other revenue	10	8	27	25	2	2
Intercompany	(32)	(34)	(88)	(87)	2	(1)
Total waste and service revenue	$366	$353	$1,056	$1,039	$13	$17
Certain amounts may not total due to rounding.

WtE facilities - Tons (1)	Three Months Ended		Nine Months Ended		Variance
(in millions):	September 30,		September 30,		Increase (Decrease)
	2020	2019	2020	2019	Three Months	Nine Months
Tip fee - contracted	2.3	2.3	6.5	6.6	—	(0.1)
Tip fee - uncontracted	0.5	0.5	1.6	1.4	—	0.2
Service fee	2.7	2.7	7.9	8.1	—	(0.2)
Total tons	5.5	5.5	16.0	16.1	—	(0.1)
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the three month comparative period, waste and service revenue increased by $13 million, primarily driven by $12 million in organic growth. Within organic growth, WtE tip fee revenue increased by $4 million due to higher average revenue per ton, municipal services increased by $3 million, and WtE service fees increased by $2 million.

For the nine month comparative period, waste and service revenue increased by $17 million, driven by $18 million in organic growth and a $5 million increase related to waste contract transitions, partially offset by a $7 million decrease due to transactions. Within organic growth, WtE tip fee revenue increased by $15 million, with $11 million due to higher average revenue per ton and $4 million due to increased volume processed. Additionally within organic growth, municipal services increased by $4 million, offset by lower environmental services of $4 million.

Energy Revenue

(in millions):	Three Months Ended September 30,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales	$63		$66		$(3)
Capacity	10		9		1
Other Revenue (1)	20		6		14
Total energy	$93	1.7	$81	1.7	$12	—

(in millions):	Nine Months Ended September 30,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy Sales	$197		$205		$(8)
Capacity	30		34		(4)
Other Revenue (1)	37		8		29
Total energy	$264	4.8	$247	4.8	$17	—
(1) Primarily components of wholesale load serving revenue not included in Energy sales line, such as transmission and ancillaries.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, energy revenue increased by $12 million, driven by $12 million of new wholesale load serving revenue.

For the nine month comparative period, energy revenue increased by $17 million, driven by $23 million of new wholesale load serving revenue and bundled REC revenue of $7 million, partially offset by lower market prices of $7 million and lower WtE capacity sales of $4 million.

Recycled Metals Revenue

	Three Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2020	2019	2020	2019	2020	2019
Ferrous Metal	$12	$11	118	112	101	96
Non-Ferrous Metal	9	8	12	13	9	8
Total	$20	$19

	Nine Months Ended September 30,
	Metal Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2020	2019	2020	2019	2020	2019
Ferrous Metal	$32	$35	337	319	291	275
Non-Ferrous Metal	25	26	36	38	25	23
Total	$57	$61
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, recycled metals revenue increased by $1 million, driven primarily by increased volume for ferrous and non-ferrous material.

For the nine month comparative period, recycled metals revenue decreased by $4 million, driven primarily by lower pricing for ferrous and non-ferrous material.

Other Operating Revenue

Other Operating Revenue was flat for the three month comparative period and decreased by $2 million for the nine month comparative period, primarily due to lower construction revenue.

Operating Expense

Plant Operating Expense

In millions:	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
	2020	2019	2020	2019	Three Months	Nine Months
Plant maintenance (1)	$66	$62	$238	$241	$4	$(3)
All other	283	262	812	797	21	15
Plant operating expense	$349	$325	$1,050	$1,038	$24	$12
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense. Certain amounts may not total due to rounding.

Plant operating expenses increased by $24 million for the three month comparative period, driven by additional costs related to new wholesale load serving contracts of $9 million, higher costs related to maintenance activity in the quarter of $4 million, and general cost escalation.

Plant operating expenses increased by $12 million for the nine month comparative period, with $20 million of higher costs in existing operations and $5 million of cost increases related to contract transitions partially offset by a decrease of $13 million as a result of divestitures. Within existing operations, wholesale load serving expense increased by $19 million, driving the overall increase.

Other Operating Expense

Other operating expenses were flat for the three month comparable period and decreased by $6 million for the nine month comparative period, primarily due to lower construction expense of $5 million and 2019 closure costs related to our Warren facility which was shut down in March 2019.

General and Administrative Expense

General and administrative expenses decreased by $2 million for three month comparative period primarily due to a decrease in compensation and outside consulting as part of cost reductions in response to COVID-19.

General and administrative expenses decreased by $7 million for the nine month comparative period primarily due to a decrease in compensation as part of cost reductions in response to COVID-19.
Impairment Charges

For the nine months ended September 30, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date of September 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Nine Months Ended September 30, 2020 and 2019

Other (Expense) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Nine Months

	(In millions)
Interest expense	$(32)	$(36)	$(100)	$(108)	$4	$8
Net gain on sale of business and investments	—	1	9	49	(1)	(40)
Loss on extinguishment of debt	(12)	—	(12)	—	(12)	(12)
Other (expense) income, net	—	(1)	(2)	1	1	(3)
Total expense	$(44)	$(36)	$(105)	$(58)	$(8)	$(47)

Interest expense for the nine months ended September 30, 2020 decreased by $8 million as compared to the prior year primarily due to lower average rates on our credit facilities.

During the nine months ended September 30, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst Energy Recovery Facility development project. For additional information see Item 1. Financial Statements —Note 3. New Business and Asset Management.

During the nine months ended September 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $11 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

During the three and nine months ended September 30, 2020, we recorded a $12 million loss on extinguishment of debt comprised of approximately $10 million related to the redemption of our 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of our tax-exempt bonds. For additional information see Item 1. Financial Statements — Note 13. Consolidated Debt.

Income Tax (Expense) Benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Increase (Decrease)
	2020	2019	2020	2019	Three Months	Nine Months

	(In millions, except percentages)
Income tax (expense) benefit	$(3)	$5	$6	$6	$(8)	$—
Effective income tax rate	52%	(55)%	11%	48%	N/A	N/A

The difference between the effective tax rates for the three and nine months ended September 30, 2020 and 2019 was driven by differences in the magnitude of taxable gains in the periods, as well as the low level of pre-tax book income which can yield large fluctuations in the ETR on a year-over-year basis.

For additional information see Item 1. Financial Statements — Note 8. Income Taxes.

CONSOLIDATED BALANCE SHEETS — GOODWILL

We performed an interim impairment test of our CES reporting unit via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, respectively, reconciled for each such period to net (loss) income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)
Net income (loss)	$5	$14	$(40)	$(2)
Depreciation and amortization expense	54	55	168	165
Interest expense	32	36	100	108
Income tax expense (benefit)	3	(5)	(6)	(6)
Impairment charges (a)	—	2	19	3
Net gain on sale of businesses and investments (b)	—	(1)	(9)	(49)
Loss on extinguishment of debt(c)	12	—	12	—
Loss on asset sales	—	1	2	3
Accretion expense	1	1	2	2
Business development and transaction costs	1	1	1	2
Severance and reorganization costs (d)	1	3	2	11
Stock-based compensation expense	5	5	19	20
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	18	18
Capital type expenditures at client owned facilities (d)	5	8	24	28
Other (f)	3	(1)	9	—
Adjusted EBITDA	$128	$125	$321	$303
(a)During the nine months ended September 30, 2020, we recorded a $19 million non-cash impairment charge related to our Covanta Environmental Solutions reporting unit.
(b)During the nine months ended September 30, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project.
During the nine months ended September 30, 2019, we recorded a $57 million gain related to the Rookery South Energy Recovery Facility development project and a $11 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.
(c)During the three and nine months ended September 30, 2020, we recorded a $12 million loss on extinguishment of debt comprised of approximately $10 million related to the redemption of our 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of our tax-exempt bonds.
(d)During the nine months ended September 30, 2019, we recorded $11 million of costs related to our ongoing asset rationalization and portfolio optimization efforts, early retirement program, and certain organizational restructuring activities.
(e)Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.
(f)Includes certain other items that are added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$36	$25	$191	$112
Capital type expenditures at client owned facilities (a)	5	8	24	28
Cash paid for interest	56	64	104	123
Cash paid for taxes, net	2	1	3	5
Equity in net income from unconsolidated investments	2	1	3	4
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	18	18
Dividends from unconsolidated investments	—	—	(3)	(5)
Adjustment for working capital and other	21	20	(19)	18
Adjusted EBITDA	$128	$125	$321	$303
(a) See Adjusted EBITDA - Note (e).

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

In 2020, we expect to generate net cash from operating activities which alone may not meet all of our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to stockholders. We would utilize our Revolving Credit Facility to cover any shortfall. For a full discussion of the factors impacting our 2020 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook of our 2019 Annual Report on Form 10-K

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

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

Recent Financing Activities

In August 2020, we entered into a loan agreement with the National Finance Authority ("NFA"), a component unit of the Business Finance Authority of New Hampshire, under which they agreed to issue $39.4 million 3.625% Resource Recovery Refunding Revenue Bonds Series 2020A, maturing on July 1, 2043, and $90 million 3.750% Resource Recovery Refunding Revenue Bonds Series 2020B, maturing on July 1, 2045 (collectively the "NFA Series 2020 Bonds"). For additional information see Item 1. Financial Statements — Note 13. Consolidated Debt.

In August 2020, we issued $400 million aggregate principal amount of Senior Notes due 2030. We used the net proceeds along with cash on hand and direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our 5.875% Senior Notes due 2024 ("2024 Senior Notes") and to pay transaction fees and expenses and accrued interest. For additional information see Item 1. Financial Statements — Note 13. Consolidated Debt.

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

Other Factors Affecting Liquidity

As of September 30, 2020, we held unrestricted cash balances of $34 million, of which $24 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of September 30, 2020, we held restricted cash balances of $17 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of September 30, 2020, we had unutilized capacity under our Revolving Credit Facility of $444 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 13. Consolidated Debt.

During the nine months ended September 30, 2020, dividends declared to stockholders were $11 million or $0.08 per share. Such amounts were paid on October 9, 2020. Although not anticipated in the near term, we may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of September 30, 2020, the amount remaining under our currently authorized share repurchase program was $66 million.

Except as discussed in Item 1. Financial Statements — Note 13. Consolidated Debt, our projected contractual obligations remain consistent with amounts disclosed in our 2019 Annual Report on Form 10-K.

Impact of COVID-19 on our Liquidity

Although substantial uncertainties remain regarding the duration and future impacts of the COVID-19 pandemic, Covanta’s liquidity position has not been materially adversely impacted to date. Our WtE facilities are operating without material disruption and cash receipts to date remain generally consistent with past history. We continue to have access to over $400 million of unutilized capacity under our Revolving Credit Facility and are not currently aware of any impediments to drawing that capacity when and as needed.

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

Due primarily to the uncertainty surrounding the COVID-19 pandemic, we announced that our Board of Directors lowered the annualized dividend payout to $0.32 per share beginning with the dividend declared in the second quarter of 2020. This represents an approximately two-thirds reduction and results in increased cash retention for other uses totaling $90 million on an annual basis. We believe this adjustment results in a more balanced capital allocation policy that continues to provide attractive returns to stockholders, while preserving liquidity in the near-term and accelerating balance sheet improvement over time.

For a full discussion of risks associated with COVID-19 see Part II - Other Information - Item 1A. Risk Factors.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2020 and 2019

Net cash provided by operating activities for the nine months ended September 30, 2020 was $191 million, an increase of $79 million from the same period in the prior year due to increased operating income, excluding the impairment charges as discussed above, and net cash inflow from working capital.

Net cash used in investing activities for the nine months ended September 30, 2020 was $135 million, an increase of $34 million from the prior year period. The increase in net investing outflow was primarily due to lower proceeds from divestiture activities and increased spending in UK development projects in the current year as compared to the same period in 2019.

Net cash used in financing activities for the nine months ended September 30, 2020 was $68 million, as compared to $16 million used in financing activities in the prior period. The increased cash use in financing activities in 2020 reflects lower net borrowings on long-term debt in 2020, partially offset by lower cash dividends paid to stockholders.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of gross non-recourse project debt held by unconsolidated equity investments as of September 30, 2020 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin WtE (Ireland) (1)	$440	50%	$220	Operational
Earls Gate (UK) (2)	75	25%	19	Under construction
Rookery (UK) (3)	221	40%	88	Under construction
Zhao County WtE (China)(4)	—	26%	—	Under construction
Newhurst (UK)(5)	78	25%	20	Under construction
Total	$814		$347
(1)We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.
(2)We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million ($277 million); £147 million ($194 million) is financed through non-recourse project-based debt.
(3)We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. The total estimated project cost is £457 million ($603 million); £310 million ($409 million) is financed through non-recourse project-based debt.
(4)We have 26% interest in Zhao County through our venture with Longking Energy Development Co. Ltd. The total estimated project cost is RMB 650 million ($93 million), RMB 455 million ($65 million) is financed through non-recourse project debt.
(5)We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green, The total estimated project cost is £341 million ($422 million); £251 million ($311 million) of which is financed through non-recourse project-based debt.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2020 and 2019, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Free Cash Flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)
Net cash provided by operating activities	$36	$25	$191	$112
Add: Changes in restricted funds - operating (a)	2	13	—	18
Less: Maintenance capital expenditures (b)	(35)	(16)	(107)	(81)
Free Cash Flow	$3	$22	$84	$49

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

(b) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Maintenance capital expenditures	$(35)	$(16)	$(107)	$(81)
Net maintenance capital expenditures paid but incurred in prior periods	—	(1)	2	(7)
Total ash processing system	(3)	(3)	(11)	(4)
Capital expenditures associated with the New York City MTS contract	—	(2)	—	(19)
Capital expenditures associated with organic growth initiatives	—	(6)	(1)	(10)
Total capital expenditures associated with growth investments (c)	(3)	(11)	(12)	(33)
Total purchases of property, plant and equipment	$(38)	$(28)	$(117)	$(121)

(c) Growth investments include investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(3)	$(11)	$(12)	$(33)
UK business development projects	—	—	(9)	(1)
Investment in equity affiliate	(1)	(1)	(11)	(9)
Asset and business acquisitions, net of cash acquired	—	—	—	2
Less: third party project loan proceeds collateralized by project equity	—	—	9	—
Total growth investments	$(4)	$(12)	$(23)	$(41)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2020 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.

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

There were no material changes during the nine months ended September 30, 2020 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

During the nine months ended September 30, 2020, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our 2019 Annual Report on Form 10-K. Additional improvements are still being implemented as part of such plan.

During the nine months ended September 30, 2020, we completed the following steps to remediate the material weakness discussed above:

•Hired information technology managers for all previously vacant positions and assigned these individuals specific internal control ownership and oversight;
•Trained all information technology employees on information technology general controls and policies;
•Centralized the formerly disparate processes to manage and control user accounts within our financial reporting systems;
•Trained information technology managers on the process for providing, modifying and terminating application access;
•Implemented monitoring procedures to ensure that the management of user accounts is performed in compliance with internal control requirements;
•Initiated the design of an enhanced process to periodically reassess the propriety of users’ access to our financial reporting systems;
•Designed and implemented change management and access management controls for financially relevant applications;
•Trained business application owners on information technology change management procedures and controls; and
•Documented and communicated with business application owners information technology change management procedures.

In addition to these completed steps, management is continuing to progress on other components of its comprehensive plan of remediation, including:

•Moving all applications to Single Sign On (SSO) so as to better control termination of access;
•Implementing enhanced risk assessment procedures related to changes in the information technology systems environment; and
•Implementing new and enhancing existing logging and reporting capabilities so that changes to applications can be recorded and monitored for propriety.

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

Except as noted in the preceding paragraph and above under Information Technology General Controls, there have not been any changes in our system of internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Effective September 14, 2020, we reopened our offices in Morristown, NJ, in a limited capacity, but most employees continue to work primarily from home due to pandemic safety precautions. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended September 30, 2020. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 4, 2020, the Commonwealth of Pennsylvania, Department of Environmental Protection (“PADEP”) issued a proposed consent assessment of civil penalties to Covanta Plymouth Renewable Energy, LLC (“Covanta Plymouth”) relating to alleged excess emissions from the Conshohocken, PA facility. Covanta Plymouth is in discussions with PADEP to resolve the matter. We do not expect any outcome will have a material adverse effect on our consolidated financial position or results of operations.

For additional information regarding legal proceedings, see Item 1. Financial Statements — Note 15. Commitments and Contingencies, which information is incorporated herein by reference.

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

Except as noted in the preceding paragraphs, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description
Articles of Incorporation and By-Laws.
4.1†
Seventh Supplemental Indenture dated as of August 25, 2020 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020.

Material Contracts.
10.1†
Form of Covanta Holding Corporation Non-Qualified Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporations Current Report on Form 8-K dated October 29, 2020 and filed with the SEC on October 29, 2020).

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
Date: October 30, 2020