Form 10-K
period 2020-12-31
COVANTA HOLDING CORP
filed 2021-02-19
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Class	Outstanding at February 12, 2021
Common Stock, $0.10 par value	131,981,775
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference
Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important factors, risks and uncertainties that could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•the impact of the COVID-19 pandemic on our employees, business, and operations, or on the economy in general, including commercial and financial markets;
•our ability to identify opportunities and execute on strategies and transactions, including in connection with a strategic review of our business and including acquisitions, divestitures, and restructuring opportunities;
•seasonal or long-term fluctuations in the prices of energy, waste disposal, scrap metal and commodities;
•our ability to renew or replace expiring contracts at comparable prices and with other acceptable terms;
•adoption of new laws and regulations in the United States and abroad, including energy laws, environmental laws, tax laws, labor laws and healthcare laws;
•failure to maintain historical performance levels at our facilities and our ability to retain the rights to operate facilities we do not own;
•our ability to avoid adverse publicity or reputational damage relating to our business;
•advances in technology;
•difficulties in the operation of our facilities, including fuel supply and energy delivery interruptions, failure to obtain regulatory approvals, equipment failures, labor disputes and work stoppages, and weather interference and catastrophic events;
•difficulties in the financing, development and construction of new projects and expansions, including increased construction costs and delays;
•our ability to realize the benefits of long-term business development and bear the cost of business development over time;
•limits of insurance coverage;
•our ability to avoid defaults under our long-term contracts;
•performance of third parties under our contracts and such third parties' observance of laws and regulations;
•concentration of suppliers and customers;
•geographic concentration of facilities;
•increased competitiveness in the energy and waste industries;
•changes in foreign currency exchange rates;
•limitations imposed by our existing indebtedness, including limitations on strategic alternatives or transactions;
•our ability to perform our financial obligations and guarantees and to refinance our existing indebtedness;
•exposure to counterparty credit risk and instability of financial institutions in connection with financing transactions;
•the scalability of our business;
•our ability to attract and retain talented people;
•failures of disclosure controls and procedures and internal controls over financial reporting;
•our ability to utilize net operating loss carryforwards;
•general economic conditions in the United States and abroad, including the availability of credit and debt financing; and
•other risks and uncertainties affecting our business described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.

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

Our mission is to provide sustainable waste and energy solutions. We seek to do this through a variety of service offerings, including our core business of owning and operating infrastructure for the conversion of Waste-to-Energy (“WtE”).

WtE facilities produce energy through the combustion of non-hazardous municipal solid waste (“MSW”) in specially-designed power plants. Most of our facilities are “mass-burn” facilities, which combust the MSW on an as-received basis without any pre-processing such as shredding, sorting or sizing. The process reduces the waste to an inert ash while extracting ferrous and non-ferrous metals for recycling. In addition to our mass-burn facilities, we own and/or operate additional facilities that use other processes or technologies, such as refuse-derived fuel facilities which process waste prior to combustion.

WtE serves two key markets as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas (“GHG”) emissions. WtE is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service through sustainable practices.

Our WtE facilities earn revenue from the disposal of waste, generally under long-term contracts, the generation of electricity, and from the sale of metals recovered during the WtE process. We operate and/or have ownership positions in 41 WtE facilities currently in commercial operation, 39 of which are in North America. In total, these facilities process approximately 21 million tons of solid waste annually, equivalent to 8% of the post-recycled MSW generated in the United States ("U.S."). Our facilities produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 13 waste transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), one metals processing facility, and one ash processing facility (currently in start-up and testing phase), all of which are complementary to our core WtE business.

Outside of North America, we operate and/or have equity interests in WtE projects in Ireland, Italy, the United Kingdom ("UK") and China (our projects in the UK and China are currently in development and/or under construction). We continue to evaluate additional opportunities for international WtE projects where the regulatory and market environments are attractive. For additional information, see Recent Business Developments below, and Item 8. Financial Statements and Supplementary Data — Note 3. New Business and Asset Management. Ownership and operation of facilities in foreign countries potentially involves greater political and financial uncertainties than we experience in the U.S., as described below and discussed in Item 1A. Risk Factors.

We have one reportable segment, which comprises our entire operating business. Additional information about our reportable segment and our operations by geographic area is contained in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies.

Environmental Benefits of WtE

We believe that WtE offers solutions to public sector leaders around the world for addressing two key issues: sustainable waste management and renewable energy generation. We believe that the environmental benefits of WtE, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in WtE facilities, we reduce GHG emissions, lower the risk of groundwater contamination, and conserve land. WtE facilities reduce GHG emissions by displacing fossil-fuel fired grid electricity, recycling metals, and diverting MSW from landfills, which are the 3rd largest source of man-made methane, a GHG over 80 times more potent than carbon dioxide (“CO2”) over a 20-year period. At the same time, WtE generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. The U.S. Environmental Protection Agency (“EPA”), using lifecycle tools such as its own Municipal Solid Waste Decision Support Tool, has found that, on average, approximately one ton of CO2-equivalent is reduced relative to landfilling for every ton of waste processed. We believe that WtE is also an important component of business and community efforts to divert post-recycled waste from landfills as part of their GHG, zero-waste-to-landfill, circular economy, and other sustainability initiatives. WtE facilities also represent key community infrastructure, providing local, reliable and sustainable waste management and energy services. As public planners and commercial and industrial companies address their needs for more environmentally sustainable waste management and energy generation in the years ahead, we believe that WtE will be an increasingly attractive alternative.

We continuously seek to educate policymakers and regulators about the environmental and economic benefits of WtE and advocate for policies and regulations that appropriately reflect these benefits. Our business is highly regulated, and as such we believe that it is critically important for us, as an industry leader, to play an active role in the debates surrounding potential policy developments that could impact our business.

We believe that our efforts to promote, protect and expand our business will be enhanced by the development of additional technologies in fields such as recycling, alternative waste treatment processes, combustion controls, emission controls and residue recycling, reuse or disposal. We have advanced our research and development efforts in some of these areas relevant to our WtE business, and have patents and patents pending for advances in controlling emissions.

Other Environmental Services Offerings

In addition to our core WtE business, we offer a variety of sustainable waste management solutions in response to customer demand, including on site clean-up services, wastewater treatment, pharmaceutical and healthcare solutions, reverse distribution, transportation and logistics, recycling and depackaging. Together with our processing of non-hazardous "profiled waste" for purposes of assured destruction or sustainability goals in our WtE facilities, we offer these services under our Covanta Environmental Solutions ("CES") brand. Through acquisitions and organic growth initiatives, we have expanded our network of facilities to enable us to provide a range of services to industrial customers for the treatment, recycling and/or disposal of their non-hazardous materials. These businesses are highly synergistic with our existing profiled waste business, offer us the opportunity to expand the geographical sourcing of our waste streams and expand our presence in the environmental services sector, allowing us to drive higher margin profiled waste volumes into our WtE facilities and access additional revenue growth opportunities.

STRATEGY

In October 2020, we announced the launch of a comprehensive strategic review of our assets, operations, growth priorities, and capital structure. This review is an opportunity to explore all options to enhance stockholder value, including assessing plans for each of our business lines and geographies. This review will be broad in scope and will be completed in due course. The board of directors appointed Michael Ranger as President and Chief Executive Officer to lead this review and its subsequent execution.

Sustainability Goals & Projects

We continue to advance our performance against a series of sustainability goals aligned with our business goals and mission. Set in the areas of safety and health, environment, materials management, human resources and community affairs, each goal has an assigned champion on our senior leadership team to ensure their full integration into our business. We believe attaining these goals helps us respond to our customers’ increasing interest in sustainability and the sustainable solutions we provide, mitigate certain risks, and gain a competitive advantage in business development opportunities. We seek to continuously improve our performance across these aspects to remain an industry leader.

Providing sustainable waste, materials, and energy services to our customers is the cornerstone of our business. Our corporate culture is focused on the triple bottom line of sustainability — people, planet, and prosperity — in support of our mission. In addition to robust financial reporting, we are committed to transparently reporting our environmental, social and governance standards, policies, and performance through our corporate sustainability report, which can be found on our Company website.

WASTE-TO-ENERGY PROJECTS

Our WtE projects generate revenue primarily from three sources: (1) fees charged for operating facilities or processing waste received; (2) the sale of electricity and/or steam; and (3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the WtE process. We may also generate additional revenue from the construction, expansion or upgrade of a facility, when a public sector client owns the facility. Our customers for waste services or facility operations are principally public sector entities, though we also market disposal capacity at certain facilities to commercial customers. Our facilities primarily sell electricity, either to utilities at contracted rates or, in situations where a contract is not in place, at prevailing market rates in regional markets (primarily PJM, NEPOOL and NYISO in the Northeastern U.S.), and in some cases sell steam directly to industrial users.

We also operate and/or have ownership positions in environmental services businesses, transfer stations, and landfills (primarily for ash disposal) that are ancillary and complementary to our WtE projects and generate additional revenue from disposal or service fees.

WtE Contract Structures

Most of our WtE projects were developed and structured contractually as part of competitive procurement processes conducted by public sector entities. As a result, many of these projects have common features. However, each contractual agreement is different, reflecting the specific needs and concerns of a client community, applicable regulatory requirements and/or other factors.

Our WtE projects can generally be divided into three categories, based on the applicable contract structure as described in the table below. Notwithstanding distinctions among these general classifications in contract structures, in all cases we focus on a consistent set of performance indicators to optimize service to customers and operating results, including: (i) boiler availability; (ii) safety and environmental performance measures; (iii) tons processed; (iv) megawatt hours and/or steam sold; and (v) recycled metal tons recovered and sold.

The following summarizes the typical contractual and economic characteristics of the three primary project structures for our WtE projects located in North America:

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
We are principally responsible for capital costs in facilities that we own; however, client communities may have a contractual obligation to fund a portion of certain capital costs, particularly if required by a change in law. We also may be required to participate in capital improvements for non-owned facilities that we operate, which would be accounted for as operating expense. In contracts with our client communities, we typically agree to operate the facility and meet minimum performance standards. These may include waste processing, energy efficiency, energy production and environmental standards. Unexcused failure to meet these requirements or satisfy the other material terms of our agreement, may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

Contracted and Merchant Revenue

We generated 77% of our waste and service revenue in 2020 under contracts at set rates, while 23% was generated at prevailing market prices. Our waste disposal / service contracts expire at various times between 2021 and 2053. As of December 31, 2020, the volume weighted average contract life of our service fee contracts and tip fee contracts was 8 and 6 years, respectively. Our energy contracts expire at various times between 2021 and 2039. As our contracts expire, and to the extent they are not extended or replaced on similar terns, we become subject to greater market risk in maintaining and enhancing our revenue. To date, we have been successful in extending the majority of our existing contracts to operate WtE facilities owned by public sector clients.

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

See Item 1A. Risk Factors — Our results of operations may be adversely affected by market conditions existing at the time our contracts expire. Over time, we expect to seek to renew, extend or sign new waste and service contracts and pursue opportunities with commercial customers and municipalities that are not necessarily stakeholders in our facilities in order to maintain a significant majority of our waste and service revenue (and WtE fuel supply) under multi-year contracts. Our strategies in regard to such opportunities will be reviewed as part of our ongoing strategic review.

Summary information regarding our waste-to-energy operations located in North America is provided in the following table:

		Design Capacity
	Location	Waste Processing (TPD)	Gross Electric (MW)	Nature of Interest	Service Contract Expiration
TIP FEE STRUCTURES
Fairfax County (1)	Virginia	3,000	93.0	Owner/Operator
Southeast Massachusetts (1) (2)	Massachusetts	2,700	78.0	Owner/Operator
Delaware Valley (1)	Pennsylvania	2,688	87.0	Owner/Operator
Hempstead	New York	2,505	72.0	Owner/Operator
Indianapolis (3)	Indiana	2,362	6.5	Owner/Operator
Niagara (3)	New York	2,250	50.0	Owner/Operator
Essex County (1)	New Jersey	2,277	66.0	Owner/Operator
Haverhill (1)	Massachusetts	1,650	44.6	Owner/Operator
Union County (1)	New Jersey	1,440	42.1	Lessee/Operator
Plymouth (1)	Pennsylvania	1,216	32.0	Owner/Operator
Tulsa (1) (3)	Oklahoma	1,125	16.8	Owner/Operator
Camden (1)	New Jersey	1,050	21.0	Owner/Operator
Alexandria/Arlington (1)	Virginia	975	22.0	Owner/Operator
Stanislaus County (1)	California	800	22.4	Owner/Operator
Southeast Connecticut (1)	Connecticut	689	17.0	Owner/Operator
Bristol (1)	Connecticut	650	16.3	Owner/Operator
Lake County	Florida	528	14.5	Owner/Operator
Babylon (4)	New York	750	16.8	Owner/Operator
SERVICE FEE (COVANTA OWNED) STRUCTURES
Onondaga County	New York	990	39.2	Owner/Operator	2035
Huntington	New York	750	24.3	Owner/Operator	2024
Marion County	Oregon	550	13.1	Owner/Operator	2021
SERVICE FEE (CLIENT OWNED) STRUCTURES
Pinellas County	Florida	3,150	75.0	Operator	2024
Miami-Dade County (1) (2)	Florida	3,000	77.0	Operator	2023
Honolulu (2) (5)	Hawaii	2,950	90.0	Operator	2032
Lee County (5)	Florida	1,836	57.3	Operator	2024
Montgomery County (1) (5)	Maryland	1,800	63.4	Operator	2026
Hillsborough County	Florida	1,800	46.5	Operator	2029
Long Beach	California	1,380	36.0	Operator	2024
York County (1)	Pennsylvania	1,344	42.0	Operator	2035
Palm Beach I	Florida	2,178	62.0	Operator	2029
Palm Beach II	Florida	2,740	95.0	Operator	2035
Lancaster County (1) (3)	Pennsylvania	1,200	33.1	Operator	2032
Pasco County	Florida	1,050	29.7	Operator	2024
Harrisburg (1)	Pennsylvania	800	20.8	Operator	2032
Burnaby	British Columbia, Canada	800	23.9	Operator	2025
Huntsville (3)	Alabama	690	—	Operator	2023
Kent County	Michigan	625	16.8	Operator	2023
MacArthur	New York	486	12.0	Operator	2030
Durham-York	Durham Region, Canada	480	17.4	Operator	2036
	SUBTOTAL	59,254	1,592.5
(1)These facilities either sell electricity into the regional power pool at prevailing market rates or have contractual arrangements to sell electricity at prevailing market rates
(2)These facilities use a refuse-derived fuel technology.
(3)These facilities have been designed to export steam for sale. See table below for the equivalent electric output. The equivalent electric output is part of, not in addition to, the design capacity megawatts ("MW") listed in the table above.

Facility	Equivalent Electric Output (MW)
Niagara	66
Indianapolis	52
Tulsa	25
Huntsville	15
Lancaster	5
(4)This facility transitioned from a service fee (owned) to a tip fee contract on April 1, 2019.
(5)The client has a termination option under the service agreement.

Summary information regarding our equity investments in WtE projects outside of North America is provided in the following table:

		Design Capacity
Project	Location	Waste Processing (Metric TPD)	Gross Electric (MW)	Nature of Interest
Dublin (1) (2)	Ireland	1,968	68.0	50% Owner/Operator
Trezzo	Italy	500	18.0	13% Owner/JV Operator
Earls Gate (1) (3)	UK	650	21.5	25% Owner
Rookery (1) (4)	UK	1,600	67.1	40% Owner/Operator
Newhurst (1) (5)	UK	1,040	42.0	25% Owner/Operator
Protos (1) (6)	UK	1,220	45.0	37.5% Owner/Operator
Zhao County WtE (7)	China	1,200	24.0	26% Owner
	SUBTOTAL	8,178	285.6
(1)For additional information, see Item 8. Financial Statements and Supplementary Data — Note 3. New Business and Asset Management.
(2)We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture, Covanta Europe Assets Ltd.
(3)Facility currently under construction with operations expected to commence in 2023. We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with Green Investment Group Ltd. ("GIG"), Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate.
(4)Facility currently under construction with operations expected to commence in the first half of 2022. We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green UK Ltd. (“Covanta Green”).
(5)Facility currently under construction with operations expected to commence in 2023. We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green.
(6)Facility currently under construction with operations expected to commence in 2024. We have a 37.5% indirect ownership of Protos through our 50/50 joint venture with GIG, Covanta Green Protos Holding Ltd.
(7)Construction on the facility began in early 2020; completion is expected in less than two years. We have a 26% interest in Zhao County through our venture with Longking Energy Development Co. Ltd.

Recent Business Developments

UK Joint Ventures

Under our joint development arrangement with GIG, we have executed on the following:

•In December 2020, we reached financial close on the Protos Energy Recovery Facility (“Protos”), a 400,000 metric ton-per-year, 49 megawatt WtE facility under construction in Cheshire, England. Through a 50/50 jointly-owned and governed entity Covanta Green Protos Holding Ltd., we and GIG own a 75% interest in Protos with Biffa plc, a UK waste services provider, holding the remaining 25% interest. Biffa will provide approximately 60% of the waste supply to the project, and we will provide operations and maintenance services, in each case under a 20-year arrangement. Protos is expected to commence commercial operations in 2024.
•In February 2020, we reached financial close on the Newhurst Energy Recovery Facility (“Newhurst”), a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. Through a 50/50 jointly-owned and governed entity Covanta Green, we and GIG own a 50% interest in Newhurst with Biffa plc, a UK waste services provider, holding the remaining 50% interest. Biffa will provide approximately 70% of the waste supply to the project, and we will provide operations and maintenance services, in each case under a 20-year arrangement. Newhurst is expected to commence commercial operations in 2023.

Other Business Development

•In January 2020, in connection with our Zhao County agreement, we received proceeds of RMB 61 million ($9 million) through a loan agreement with a third party. We subsequently contributed the entire amount of the loan proceeds to the equity investment entity which owns the project in the form of a shareholder loan which is convertible to equity.

New Contracts and Contract Extensions

•During the third quarter of 2020, we entered into an amended and extended agreement with a neighboring industrial facility at our Niagara plant for a seven-year extension of a steam supply contract.
•During the second quarter of 2020, we entered into an amended and extended service agreement with Marion County, OR through 2021.
•In January 2021, we signed a new waste disposal agreement with the Town of North Hempstead, NY for approximately 140,000 tons annually at our Hempstead facility. The agreement, which commenced on January 1, 2021, is for an initial five-year term with options to extend for an additional 10 years.

For additional information, see Item 8. Financial Statements and Supplementary Data — Note 3. New Business and Asset Management,

MARKETS, COMPETITION AND BUSINESS CONDITIONS

Waste Services

Post-recycled municipal solid waste generation in the U.S. is approximately 250 million tons per year, of which the WtE industry processes approximately 30 million tons (of which we process approximately three-quarters).

WtE is an important part of the waste management infrastructure of the U.S., particularly in regions with high population density but limited availability of land for landfilling, with 75 facilities currently in operation that collectively process approximately 30 million tons of post-recycled solid waste and serve the needs of over 37 million people and produce enough electricity for the equivalent of 1.3 million homes. The use of WtE is even more prevalent in Western Europe and many countries in Asia, such as China and Japan. Over 1,200 WtE facilities are in use today around the world, with a capacity to process approximately 260 million tons of waste per year. In the waste management hierarchies of the U.S. EPA and the European Union (“EU”), WtE is designated as a superior solution to landfilling.

Renewable Energy

Public policy in the U.S., at both the state and national levels, has developed over the past several years in support of increased generation of renewable energy as a means of combating the potential effects of climate change, as well as increasing domestic energy security. Today in the U.S., approximately 17% of electricity is generated from renewable sources, approximately 38% of which is hydroelectric power.

WtE is designated as renewable energy in 31 states, the District of Columbia, and Puerto Rico, as well as in several federal statutes and policies. Unlike most other renewable resources, WtE generation can serve base-load demand and is more often located near population centers where demand is greatest, minimizing the need for expensive incremental transmission infrastructure.

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

At the same time, U.S. natural gas market prices influence electricity and steam pricing in regions where we operate, and thus affect our revenue for the portion of the energy we sell that is not under fixed-price contracts. Energy markets tend to be affected by regional supply and demand, as well as national economic activity and regulations.

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not a precise correlation between our results and changes in these metrics.

	As of December 31,
	2020	2019	2018	2017
Consumer Price Index (1)	1.4%	2.3%	1.9%	2.1%
PJM Pricing (Electricity) (2)	$18.23	$24.02	$34.75	$28.84
NE ISO Pricing (Electricity) (3)	$23.29	$31.20	$44.06	$33.27
Henry Hub Pricing (Natural Gas) (4)	$2.04	$2.57	$3.17	$2.99
#1 HMS Pricing (Ferrous Metals) (5)	$233	$252	$328	$268
Scrap Metals - Old Cast Aluminum Scrap (6)	$0.41	$0.42	$0.57	$0.61
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

During the first half of 2020, we experienced some modest delays in our normal scheduled maintenance activities due to the novel coronavirus ("COVID-19') related quarantines, travel restrictions and social distancing requirements. As a result, our scheduled maintenance was more heavily weighted towards the second half of the year than it has been historically.

Our operating results may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

Performance - Our WtE facilities have historically demonstrated consistent reliability; our average boiler availability was 91.3% in 2020. We have historically met our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited exposure for risks not within our control. Across our fleet of facilities, we operate and maintain a large number of combustion units, turbine generators, and air-cooled condensers, among other systems. On an ongoing basis, we assess the effectiveness of our preventative maintenance programs, and implement adjustments to those programs in order to improve facility safety, reliability and performance. These assessments are tailored to each facility's particular technologies, age, historical performance and other factors. As our facilities age, we expect that the scope of work required to maintain our portfolio of facilities will increase in order to replace or extend the useful life of facility components and to ensure that historical levels of safe, reliable performance continue. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors — Operation of our businesses involves significant risks, which could have an adverse effect on our cash flows and results of operations. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, boiler availability, plant operating expense and safety and environmental performance.

Waste, Energy and Metals Markets - We compete in waste markets that are highly competitive. In the U.S., the market for waste management is almost entirely price-driven and is greatly influenced by economic factors within regional waste markets. These factors include:

•regional population and overall waste production rates;
•the number of waste disposal sites (including principally landfills, other WtE facilities and transfer stations) in existence or in the planning or permitting process;
•the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites;
•the extent to which local governments seek to control transportation and/or disposal of waste within their jurisdictions;
•the extent to which local governments and businesses continue to value sustainable approaches to handling of wastes; and
•the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste market itself.

Waste service providers seek to obtain waste supplies for their facilities by competing on price (usually on a per-ton basis) with other service providers. At our facilities, where a service fee structure exists, we typically do not compete in this market because we do not have the contractual right to solicit merchant waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our WtE facilities governed by tip fee structures and our waste procurement services businesses, we are responsible for obtaining waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These WtE projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern U.S. See Item 1A. Risk Factors — Our waste operations are concentrated in one region and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies, which include waste collection operations, and thus have the ability to control supplies of waste, which may restrict our ability to offer services at attractive prices. Our business does not include traditional waste collection operations.

If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted processing capacity will decrease and we will need to compete in the regional market for waste supply at the facilities we own, from both municipal and commercial services. At that point, we will compete on price with landfills, transfer stations, other WtE facilities and other waste technologies that are then offering disposal or other services in the region.

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

We generally enter into short-term contracts tied to floating market index prices for sales of recovered ferrous and non-ferrous metals with processors and end-users (i.e., mills). We compete with other suppliers who are generally not in the WtE industry and whose product may be less costly to process than metals from WtE sources. Recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the U.S. and foreign governments. Efforts in early 2020 by the U.S. government to place tariffs on imported steel and aluminum increased domestic demand for our products.

Markets for New Project Development - Market conditions for new WtE project development are generally more favorable in select international markets, such as the UK, as compared to the U.S. This is due to a variety of factors which exist in these markets including higher prevailing market tip fees and/or energy revenues, the absence of available land for alternative disposal techniques (i.e., landfilling), and regulatory policy support which favors technologies such as WtE. Therefore, our ongoing WtE project development initiatives are generally outside of the U.S. We have and expect to evaluate opportunities for project development in the U.S., such as facilities for metals, ash processing and recycling, in order to enhance the efficiency and competitiveness of our WtE operations.

Brexit Implications - In March, 2017, the UK formally notified the EU of its intention to leave the EU (so-called “Brexit”), and on January 31, 2020, the UK formally severed political ties and left the EU. The UK’s economic ties to the EU and its existing trading arrangements with both the EU and countries outside the EU (including the U.S.) remained in place pending trade agreement renegotiations during a “standstill” transition period through December 31, 2020. The COVID-19 pandemic has created additional challenges in finalizing these trade agreements, but the UK reached a trade deal with the EU on December 24, 2020 ahead of the UK leaving the EU's single market and customs union on December 31, 2020. The UK is now negotiating and renegotiating its trade arrangements with non-EU countries. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs and schedule for both existing and potential new UK WtE projects, we do not believe that Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG. For further information, see Item 8. Financial Statements and Supplementary Data — Note 3. New Business and Asset Management — Green Investment Group Limited (“GIG”) Joint Venture.

Impact of COVID-19 on the U.S. and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. In early 2020, we began to see impacts from COVID-19 on the economy and commercial activity in the U.S., resulting in reduced volumes and disruptions in waste markets. We have seen an increase in commercial activity and a stabilization of business conditions from the lows in the second quarter of 2020, but the extent of potential impacts from COVID-19 in the future remains uncertain. We cannot predict the potential future impact of the COVID-19 pandemic with new variants of the virus circulating and delays in distributing and administering the vaccine, and it could materially and adversely affect our business, financial condition and results of operations in the future. For a full discussion of risks associated with COVID-19, see Part I — Item 1A. Risk Factors.

While a limited number of our employees have contracted COVID-19, we have followed recommended protocols and have thus far not experienced material disruptions to our operations as result of workforce availability issues. Depending upon the rate, extent, and location of future COVID-19 infection, more widespread infection of our employees could cause significant increases to operating expenses at specific facilities or the curtailment of operations at such facilities on a temporary basis.

Our WtE plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. While we remain a primary waste outlet for numerous municipalities and commercial customers, the downturn in economic activity in 2020 affected patterns and volumes of waste generation. Residential waste represents the substantial majority of our contracted volumes. While we experienced limited reduction in these volumes during the early stages of the pandemic, residential volumes have returned to, and in some areas exceeded, pre-pandemic levels. We also process commercial waste, including profiled waste, at many facilities. Volumes of these materials for disposal fell during the early stages of the pandemic, which required us to internalize more waste volumes from our transfer station network as well as access third party replacement waste volumes at a lower revenue basis per ton. Volumes of commercial waste generally have returned closer to pre-pandemic levels, and revenue per ton levels have returned as well. Three of our WtE facilities are currently permitted to accept Regulated Medical Waste (“RMW”). While we have received some COVID-19 RMW material to date, we have seen reductions in other types of RMW, and thus overall volumes of RMW have not materially changed as a result of the pandemic.

The COVID-19 pandemic had a dampening effect on prices in these markets. Such factors have caused, and may continue to cause, the portion of our energy revenue exposed to the market and/or our recycled metals revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results. During 2020, the commodity markets into which we sold energy and metals were at levels significantly below prior periods.

Although our operations have experienced only limited disruption to date, we have incurred, and expect to continue to incur, additional costs associated with instituting measures to ensure employee safety, access to contractors needed for construction and maintenance activities, and delays of previously scheduled projects that have been placed on hold or rescheduled to later in the year.

Most of the construction activity at our equity method investment projects in the UK has continued during the pandemic, and we are working to mitigate any impacts. In England, construction activities have been considered essential and so the Rookery and Newhurst sites, adhering to guidance set by Public Health England, have generally proceeded on schedule. The government in Scotland initially took a different approach, and construction at the Earls Gate site was suspended or curtailed through early June, but subsequently resumed.

In light of the uncertainty around the macroeconomic impacts of COVID-19, we implemented a program of expense reduction intended to mitigate the financial impacts to our business, with an initial goal of reducing 2020 costs by $15 million to $30 million. This program included several elements among which were:

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
•Focusing growth investments primarily on UK projects and the start-up of our first Total Ash Processing System ("TAPS") and remaining highly disciplined in making any additional discretionary investments; and
•Lowering the annualized dividend payout to $0.32 per share.

These efforts resulted in cost savings of approximately $24 million in 2020. Most of these efforts were targeted at offsetting the negative impact of the pandemic on 2020 results and are unlikely to re-occur in 2021.

As the COVID-19 pandemic is ongoing and the near term worldwide economic outlook remains uncertain, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact the Company's consolidated financial statements.

Technology, Research and Development

In our WtE business, we own and/or operate WtE facilities that utilize various technologies from several different vendors, including mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional WtE projects internationally, we will consider mass-burn combustion and other technologies that best fit the needs of the local environment of a particular project.

We believe that all forms of WtE technologies offer an environmentally superior solution to post-recycled waste management and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, gasification, and combustion controls. We have advanced our research and development efforts in these areas and have developed new and cost-effective technologies that represented major advances in controlling NOx emissions. These technologies, for which patents have been granted, have been tested at existing facilities and we are now operating and/or installing such systems at a number of our facilities. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

REGULATION OF BUSINESS

Regulations Affecting Our Business

Environmental Regulations — General

Our business activities in the U.S. are extensively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws, as well as legal and regulatory regimes in international markets, comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).

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

New Jersey Environmental Justice Legislation — In September 2020, New Jersey passed a new environmental justice law requiring the New Jersey Department of Environmental Protection to evaluate the environmental and public health impacts of certain facilities, including waste management facilities, on overburdened communities when reviewing certain permit applications. While all three of our New Jersey WtE facilities fall within the new law, implementing legislation is still being developed and we cannot estimate the impact on our business at this time. Given our strong environmental performance, our continuing investments in improved environmental controls, our commitment to environmental justice, and the relatively minor contribution of our facilities to the air impacts in our local communities, we do not believe that any adverse impacts will be material.

International

Implementation of a revised Best Available Techniques Reference Document for Waste Incineration (WI BREF) — In the EU, legislation affects our business primarily in the form of “Directives” which are binding on member states and which are implemented through national enabling legislation. The EU has finalized an Industrial Emissions Directive (the so-called “WI BREF Directive”) which affects emissions from WtE facilities as of November 2019. Within four years from the WI BREF publication date of December 3, 2019, all existing WI facilities are required to revise their respective permits and incorporate the WI BREF directive requirements. A WI facility is considered to be existing if it is permitted even if it has not yet begun operations. The finalized WI BREF will also impact future permitting of new facilities in member states, as well as other jurisdictions that base their requirements on EU Directives (which would include the UK whether or not it leaves the EU). Based on the published WI BREF directive and the pending publication of a WI BREF interpretative document by the UK

Environmental Agency, we do not believe that the WI BREF Directive will have a material adverse effect on any of the UK WtE projects or the Dublin WtE facility or our ability to execute on our plans to develop future WtE projects in the UK.

European Union Capacity Market GHG Limitations — In 2019, the European Parliament passed a new Directive on the internal market for electricity that sets fossil fuel CO2 intensity thresholds to determine eligibility to participate in the European capacity markets. Less efficient WtE facilities and those receiving wastes with high amount of fossil-based carbon (i.e. plastics) could exceed the thresholds. However, guidance on the rule provides individual member states flexibility to applying the thresholds for WtE facilities. Ireland’s current calculation approach for carbon intensity accounts for the methane avoidance benefits of keeping waste out of landfills and the UK has signaled it intends to continue to exclude waste from the definition of fossil fuel. Based on the guidance and the position taken to date by Ireland and the UK, we do not believe that the capacity mechanism directive will have a material impact on our current operations or our plans to develop WtE projects in the UK.

Energy Regulation

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the U.S. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the technical and other criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources, such as waste, which meet certain size and other applicable requirements, referred to as “QFs”), under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). Each of our U.S. generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt from the relevant regulations, or the subsidiary owning the facility has been determined to be an EWG.

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

Under the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. Our generating companies in the U.S. that are not otherwise exempt from FERC’s rate regulation make sales of electricity pursuant to market-based rates or other rates authorized by FERC. With respect to our generating companies with market-based rate authorization, FERC has the right to suspend, revoke or revise that authority and require our sales of energy to be made on a cost-of-service basis if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, our market-based rate sellers are subject to certain market behavior and market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. Even where FERC has granted market-based rate authority, FERC may impose various market mitigation measures, including price caps, bidding rules and operating restrictions where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. A loss of, or an inability to obtain, market-based rate authority could have a material adverse impact on our business. We can offer no assurance that FERC will not revisit its policies at some future time with the effect of limiting market-based rate authority, regulatory waivers, and blanket authorizations.

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

Public Utility Regulatory Policies Act — PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. FERC has promulgated regulations that exempt QFs from compliance with certain provisions of the FPA, PUHCA 2005, and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the WtE and independent power industries.

PURPA also initially included a requirement that utilities must buy and sell power to QFs. Among other things, EPAct 2005 eliminated the obligation imposed on utilities to purchase power from QFs at an avoided cost rate where the QF has non-discriminatory access to wholesale energy markets having certain characteristics, including nondiscriminatory transmission and interconnection services. In addition, FERC had previously established a regulatory presumption that QFs with a capacity greater than 5 MW have non-discriminatory access to wholesale energy markets in most geographic regions in which we operate. In 2020, FERC Order 872, extended the rebuttable presumption that QFs have nondiscriminatory access to markets to all facilities above 5 MW, rather than 20 MW. However, FERC also established that a subset of QFs with capacities between 5 MW and 20 MW could rebut the presumption provided that the predominant purpose of the QF is other than the sale of electricity. Further modifications to PURPA included greater flexibility by the utility with regard to terms and conditions of QF contracts, although the impacts of these provisions are uncertain at this time. As a result, many of our expansion, renewal and development projects must rely on competitive energy markets rather than PURPA’s historic avoided cost rates in establishing and maintaining their viability.

Outside the context of a long-term contract and dependent on state action, recent changes to FERC regulations could also affect the rates for QF energy sales to a utility pursuant to PURPA purchase obligations. In some states, this could mean that outside the context of a long-term contract, QFs that were formerly entitled to a fixed avoided cost rate for energy sales pursuant to the PURPA purchase obligation may now receive a variable energy rate. However, it is not certain how states will react to the new FERC regulations.

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

Policy Debate Regarding Climate Change and Renewable Energy

The public and political debate over GHG emissions (principally CO2 and methane) and their contribution to climate change continues both internationally and domestically. We expect this debate to continue. The incoming Biden administration has identified addressing climate change as one of its priorities and has already taken steps to rejoin the Paris Climate Agreement. Any resulting regulations could in the future affect our business. As is the case with all combustion, our facilities emit CO2, however WtE is recognized as creating net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•avoids CO2 emissions from fossil fuel power plants;
•avoids methane emissions from landfills; and
•avoids GHG emissions from mining and processing metal because it recovers and recycles metals from waste.

In addition, WtE facilities are a resilient domestic source of baseload energy, preserve land, and are typically located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.

For policy makers at the local level who make decisions on sustainable waste management alternatives, we believe that using WtE instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste management and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports WtE as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.

Many of these same policy considerations apply equally to other renewable technologies. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether WtE and our other renewable technologies are included within the range of clean technologies that could benefit from such legislation.

Several initiatives have been developed at the state or regional levels, and some initiatives exist in regions where we have projects. For example:

•The Regional Greenhouse Gas Initiative (“RGGI”) is an operating regional “cap-and-trade” program focused on fossil fuel-fired electric generators which does not directly affect WtE facilities. We operate one fossil-fuel fired boiler at our Niagara facility included in the RGGI program.
•California's Global Warming Solutions Act of 2006 ("AB 32"), seeks to reduce GHG emissions in California in part through an economy-wide “cap-and-trade” program. WtE facilities were exempt from the cap-and-trade program through the end of 2017 but began incurring a compliance obligation in 2018. We have established a reserve to procure allowances as necessary to meet our compliance obligation. The current regulation provides transition assistance to WtE facilities. A resolution passed by the Board of the California Air Resources Board (“CARB”) directs the agency to provide additional transition assistance to WtE facilities in a subsequent revision to the regulation. The specific degree of additional assistance to be provided is uncertain at this time.
•In 2019, the New York State legislature passed the Climate Leadership and Community Protection Act which put the state on the path to achieve net zero GHG emissions by 2050. The state is currently beginning the process of developing specific policies and regulations to implement the legislation. We are actively engaged in the regulatory development process, including through participation in a state-led waste sector working group by appointment by the state’s environmental regulator. The State has recognized that the main source of GHG emissions from the waste sector is from methane via organic waste decomposition in landfills. Given WtE’s international recognition as a means of reducing GHG emissions by avoiding methane from the waste management sector, we expect WtE facilities will have an important role to play in the transition to a net zero economy; however, the exact impact on our business in New York is uncertain at this time.

International Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage WtE projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

Historically, the EU has adopted legislation which requires member states to reduce the utilization of and reliance upon landfill disposal, including (1) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale, the amount of biodegradable municipal waste which member states may dispose of to landfill; and (2) Directive 2008/98/EC on waste (known as the revised “Waste Framework Directive”) which enshrines the waste hierarchy to divert waste from landfill and underpins a preference for efficient WtE for the recovery of value from residual wastes.

In July 2018, the EU finalized its Circular Economy Package ("CEP"), amending several of the Directives described above to advance a more circular economy. Included within the CEP are the continued preference for efficient energy recovery over landfilling, increased targets for recycling and reuse, and new limits on landfilling.

To date, WtE has not been subject to the EU’s Emissions Trading Scheme ("ETS"), one of the primary policy mechanisms for the EU to achieve its GHG reduction targets. In light of increased climate ambition on the part of the EU, the European Commission has published an Inception Impact Assessment as part of its consultation process on changes to the ETS necessary to help the region meet its new GHG reduction target of 55% by 2030 relative to 1990. WtE has been listed as a potential new sector for inclusion in the ETS in the future. As the public consultation is just beginning, we cannot predict the outcome of this process or the potential impact at this time.

Brexit Implications

With respect to the impact of Brexit in the UK, we have studied and consulted with local experts regarding the potential regulatory impacts, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with GIG. For further information, see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management — Green Investment Group Limited (“GIG”) Joint Venture. The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically, including with respect to the Directives described above. As such, while we can provide no assurance, we do not believe Brexit will materially impact the key regulatory drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

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

HUMAN CAPITAL

Our employees are essential to our business and our success. We are committed to attracting the best talent, hiring and retaining a diverse workforce, and creating a safe, respectful, equitable, and inclusive work environment for all employees, regardless of age, sex, gender, religion, race, ethnicity or sexual orientation.

As of December 31, 2020, we employed approximately 4,000 full-time employees, approximately 3,700 are located in the U.S., with the remainder of employees located in Canada, Ireland, the UK and China.

In the U.S., approximately 300 employees are based at our headquarters in Morristown, NJ, while approximately 3,400 employees are based in facilities across the U.S. Approximately 300 of our facility-based employees are covered by collective bargaining agreements with various expiration dates through 2024.

Impacts of COVID-19

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continued to report to our facilities in order to maintain our operations.

In our operating facilities and our offices, we follow mandatory and recommended health and safety protocols. While some of our employees have contracted COVID-19, we have not experienced material disruptions to our operations as a result of illnesses, quarantines, or other workforce or workplace disruptions. Effective September 14, 2020, we reopened our offices in Morristown, NJ, in a limited capacity; however, most employees continue to work primarily from home due to pandemic safety precautions.

Diversity, Equity and Inclusion ("DE&I")

We believe that a diverse and inclusive workforce is a stronger and more productive workforce; one that is more capable of solving problems, innovating, and meeting our business goals and the goals of our clients, partners and stockholders. We serve diverse communities, we live and work in those communities, and we are committed to taking action so that our workforce better reflects the diversity of the communities in which we operate.

Our DE&I Leadership Council includes cross-functional executive leadership and is charged with establishing and advancing our diversity, equity and inclusion goals. In 2019, Covanta joined CEO Action for Diversity and Inclusion (“CEO Action”), and in 2020, one of our leaders joined CEO Action as part of a one-year fellowship to help promote corporate best practices to promote diversity and address systemic racism and social injustice.

Since 2011, we have published a Sustainability Report including transparent information on our workforce diversity, including gender and ethnicity. We announced our first goal around diversity and inclusion in 2016 and have made periodic updates to our goal since that time.

Today, as part of our commitment to DE&I and to better reflect the diversity of the communities in which we operate, we have committed to increasing the recruitment and retention of a more diverse workforce, and specifically to improving our recruitment and retention of female and black employees across our company and specifically in leadership roles. We also conduct regular pay equity reviews to ensure that we are paying diverse groups of employees equitably. We report our progress and review our goals with the Compensation and Nominating and Governance Committees of our Board of Directors.

2020 Workforce Diversity

	Women	Men
Gender Diversity	12%	88%
	Minority	Non-Minority
Ethnic Diversity	30%	70%

In 2020, we piloted new unconscious bias training, following the completion in 2019 of a company-wide diversity and inclusion training program. Also, in recent years we established company-wide Employee Resource Groups ("ERGs"), to promote diversity and support amongst our employees with shared interests and experiences. We currently have five ERGs; Women of Covanta: RISE, Early Career Connections, Black Professionals, Sustainability, and LatinX.

Succession and Recruitment

In response to changing trends inside and outside of the Company, we have undertaken several programs to better prepare for retirements in our workforce, knowledge transfer, and the hiring, training, and development of a new generation of workers. In addition to our undergraduate internship program, we implemented a mentoring program in 2017 and an Early Career Development Program in 2018. We believe Covanta’s commitment to developing sustainable solutions for society and the environment is attractive to current and upcoming generations of workers who desire to actively engage in the drive to improve future environmental outcomes.

For many years, Covanta has also made concerted efforts to recruit and hire more veterans, and we are proud that veterans make up approximately 10% of our total workforce.

EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and their business experience follows. Ages shown are as of February 1, 2021.

Name and Title	Age	Experience
Michael W. Ranger President and Chief Executive Officer	62	Mr. Ranger was appointed President and CEO of Covanta in October 2020. Mike has been a member of the board of directors since September 2016 and prior to his appointment as President and CEO served as Chair of the Audit Committee. Mr. Ranger was co-founder and senior managing director of Diamond Castle Holdings, LLC, a private equity investment firm focusing on energy and power, healthcare, financial services and other diversified industries. Before founding Diamond Castle Holdings, he was co-chairman of DLJ Global Energy Partners. Previously, he was an investment banker in the energy and power sector for 20 years, most recently as head of the Domestic Power Group at Credit-Suisse First Boston and prior to that as group head of Global Energy & Power at DLJ. Before joining DLJ, he was a senior vice president in the Energy & Utility Group at Drexel Burnham Lambert and was a member of the Utility Banking Group at Bankers Trust. He is on the board of directors at Consolidated Edison, Inc., where is he lead independent director and Chair of the Corporate Governance and Nominating Committee.
Bradford J. Helgeson Executive Vice President and Chief Financial Officer	44	Executive Vice President and Chief Financial Officer since 2013. Mr. Helgeson served as Vice President and Treasurer from 2007 to 2013. Prior to joining Covanta in 2007, Mr. Helgeson was Vice President, Finance and Treasurer at Waste Services, Inc., a publicly-traded environmental services company with operations in the U.S. and Canada, from 2004 to 2007. Prior to these roles, Mr. Helgeson held positions in the investment banking departments at Lehman Brothers from 2000 to 2004 and at Donaldson, Lufkin & Jenrette from 1998 to 2000.
Derek W. Veenhof Executive Vice President, Chief Operating Officer	54	Mr. Veenhof was appointed as Executive Vice President and Chief Operating Officer in October 2020, served as an Executive Vice President since 2013, served as Senior Vice President (2011-2013) and Vice President (2007-2010) of Covanta commercial subsidiaries managing contracting and market development efforts in waste and metals recycling. From 2002 to 2006, Mr. Veenhof was Covanta’s Area Manager responsible for the Metro NY, NJ and Philadelphia market areas. Mr. Veenhof joined Covanta in 1997, serving as the Niagara Facility Business Manager from 1997 to 2001.
Timothy J. Simpson Executive Vice President, Chief Administrative Officer	62	Mr. Simpson was appointed Chief Administrative Officer in October 2020 and having previously served as Executive Vice President, General Counsel and Secretary since 2007 and Senior Vice President, General Counsel and Secretary from 2004 to 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy from March 2004 to October 2004. Mr. Simpson joined Covanta in 1992.
Matthew R. Mulcahy Executive Vice President and Head of Corporate Development	57	Executive Vice President and Head of Corporate Development since 2017. Mr. Mulcahy served as Senior Vice President and Head of Corporate Development for Covanta from 2012 to 2016 and Senior Vice President of Business Development from 2007 through 2011. From 2003 to 2007, Mr. Mulcahy served as Vice President of Covanta Secure Service and TransRiver Marketing, a Covanta subsidiary. From 2000 to 2003, Mr. Mulcahy was Covanta’s Vice President, Project Implementation. Mr. Mulcahy joined Covanta in 1990.
Thomas L. Kenyon Executive Vice President, General Counsel and Secretary	50	Mr. Kenyon was appointed General Counsel in October 2020. He joined Covanta in March 2020 as Senior Vice President, Deputy General Counsel, following nearly 17 years with Air Products and Chemicals, Inc. based in Allentown, PA, where he served most recently as General Counsel, Americas.
Paul E. Stauder Senior Vice President and President, Covanta Environmental Solutions	55	Senior Vice President since 2016 and President of Covanta Environmental Solutions, a subsidiary of Covanta Energy, since 2015. Mr. Stauder served as Senior Vice President of Business Management for Covanta Energy from 2008 to 2014, with primary responsibility for all commercial and client aspects of Covanta’s WtE facilities. Prior to that role, Mr. Stauder served in a number of positions with Covanta Energy, including Regional Vice President, overseeing WtE plants and independent power plants. Mr. Stauder joined Covanta in 1997.
Virginia D. Angilello Senior Vice President and Chief Human Resources Officer	51	Ms. Angilello was appointed Senior Vice President and Chief Human Resources Officer in 2018. Prior to joining Covanta, she worked for more than 17 years in roles of increasing responsibility at Honeywell International. Most recently, she served as Vice President, Human Resources for Performance Materials & Technologies (PMT), Integrated Supply Chain from 2015 to 2018. PMT was a $10 billion business within Honeywell, with more than 90 manufacturing facilities globally. Prior to this position she gained extensive experience in human resources leadership in both HR business partner and HR operations roles from 2007 - 2014, including having led the Honeywell HR Services, Global Operations teams.
Joseph J. Schantz II Vice President and Chief Accounting Officer	38	Vice president, chief accounting officer for Covanta since April 2020. Mr. Schantz joined Covanta in 2017 as director of technical accounting. Later, he was promoted to senior director and assistant corporate controller. Prior to joining Covanta, Mr. Schantz was a director, SEC/IPO services, at Pine Hill Group, a transaction and advisory firm in Philadelphia, PA. Previously, he held roles in technical accounting at Air Products and Chemicals, Inc., based in Allentown, PA, and in the audit function of Deloitte in Philadelphia, PA, and McLean, VA. Mr. Schantz graduated summa cum laude with a Bachelor of Science degree in Accounting from Liberty University in Lynchburg, VA, and is a Certified Public Accountant.

Item 1A. RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

COVID-19

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

The current COVID-19 pandemic significantly impacted the national and global economy and commodity and financial markets, and while some markets have stabilized, others remain under pressure and there continues to be a risk that the pandemic and its effects could worsen further. The full extent and near- and long-term impact of the COVID-19 pandemic continues to be unknown and to date has included extreme volatility in financial markets, a significant slowdown in economic activity, extreme volatility in commodity prices (including energy and metals prices) and the potential for a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer and construction activity globally. Matters outside our control have affected our business and operations and may begin or may continue to: prevent us from executing on our existing operations and projects in development; limit travel of Company representatives, including between our corporate headquarters in New Jersey and between and among our facilities across the U.S. and in other countries; adversely affect the health and welfare of our personnel; or prevent important vendors and contractors from performing normal and contracted activities, including waste-to-energy operations, maintenance and construction activities. While we have been successful to date in maintaining operations, if significant portions of our workforce were to be unable to work effectively, including because of illness, quarantines, government actions, travel restrictions, facility closures, social distancing requirements or other restrictions in connection with the COVID-19 pandemic, our operations could be materially impacted. It is possible that the continued spread of COVID-19 could also cause further disruption in our supply chains, adversely affect our business partners, delay our construction activities or cause other unpredictable events.

The spread of COVID-19 throughout the U.S., Canada and the UK has forced and may continue to force many of our employees to work from home and may result in employees missing work if they or a member of their family contract COVID-19, which could harm our operations and negatively impact our financial condition. We may also be prevented from receiving goods or services from contractors. While the impacts of COVID-19 did affect our business, including reductions in waste volumes at times and some project delays, we have generally been able to maintain operations and project development activities. Decisions beyond our control, such as canceled events, restricted travel, quarantines, barriers to entry or other factors may affect our ability in the future to operate our waste-to-energy plants and delay ongoing or planned construction projects in the UK, financing activities, and other needs that would normally be accomplished without such limitations. The extent to which the COVID-19 outbreak may, in the future, impact our operations, our business and the economy is highly uncertain; however, a dramatic downturn in commercial activity in the markets in which we operate may reduce the amount of waste available for delivery to our waste-to-energy facilities, adversely impacting revenues from waste processing, metals recovery, and power generation. We cannot predict the future impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations.

A long-term decline in our stock price may result in impairment charges.

The COVID-19 pandemic and the resulting impact to the economy have caused global stock price volatility and some companies' stock prices dropped considerably. If there is an extended period of lower stock market valuations or an extended global recession which adversely impacts revenues generated from our waste processing facilities, we may be required to perform additional impairment tests for our goodwill, intangible assets and long-lived assets, which may result in material impairment charges.

Business and Operating Risks

We are subject to risks and uncertainties related to our strategic review which may adversely affect our business and results of operations and financial condition.

On October 29, 2020, we announced a comprehensive strategic review of the Company’s operations, growth priorities, and capital structure. We cannot assure that this strategic review will result in the identification and successful execution of any particular strategies or transactions, and the process of conducting the strategic review will involve the dedication of significant resources and the incurrence of additional costs and expenses. In addition, speculation and uncertainty regarding the strategic review process may cause or result in disruption of our business; distraction of our employees; difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; and increased stock price volatility. If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review process, it may adversely affect our business or adversely impact our net sales, revenues, operating results of operations, and financial condition.

We may be unable to successfully execute divestitures, which could have adverse financial and accounting impacts, distract management, and give rise to disputes.

We continually assess the strategic fit of our existing assets and businesses and may divest assets or businesses that no longer fit our strategic plans or investment return criteria. These transactions pose risks and challenges that could negatively impact our business and financial condition. We may be unable to divest assets or businesses on satisfactory terms or within planned time frames or at all. Divestitures may dilute our earnings, have other adverse financial and accounting impacts, distract management, and give rise to disputes with buyers, including adverse claims under indemnification obligations in transaction agreements.

We may be unable to identify acquisition opportunities and successfully execute acquisitions and integrations, which could have adverse financial and accounting impacts, distract management, and give rise to disputes.

Our ability to grow revenue, earnings, and free cash flow depends in part on our ability to identify and successfully acquire and integrate businesses and assets at appropriate prices and realize expected growth and synergies. Acquisitions present significant challenges and risks relating to the integration of the business into the company. If we make acquisitions, it could have adverse financial and accounting impacts, such as asset impairment charges related to acquisitions that do not meet expectations, distract management and place a strain on our management systems and infrastructure and resources, as well as present new or different risks to our business. We can provide no assurance that we will continue to identify acquisition opportunities for growth or manage and integrate acquisitions successfully.

Exposure to energy, waste disposal, recycled metal and commodity prices may affect our results of operations.

Some of the electricity and steam we sell and most of the recycled metals we sell, are subject to market price volatility. Changes in the market prices for electricity and steam in particular can be affected by changes in natural gas prices, weather conditions and other market variables, while recycled metals prices are affected by general economic conditions and global demand for construction, goods and services. Similarly, the portion of waste processing capacity which is not under contract may be subject to volatility, principally as a result of general economic activity and waste generation rates, as well as the availability of alternative disposal sites and the cost to transport waste to alternative disposal. Volatility with respect to each of these revenue categories could adversely impact our businesses’ profitability and financial performance. We may not be successful in our efforts to mitigate our exposure to price swings relating to these revenue streams.

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

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes which could have a material adverse effect on our results of operations and financial condition.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in global markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility and we might not timely or successfully respond to these changes. If this were to happen and we did not timely and successfully respond, such competitive pressures could have a material adverse impact on our results of operations and financial condition.

Contracts to provide new services or services through new or different methods involves significant risks, which could have an adverse effect on our results of operations and financial condition.

As we enter into contracts to provide new services or services through new or different methods, such as our waste transportation and disposal contract with New York City, new projects under development in the UK, our acquired environmental services businesses, or new facilities for processing metals and/or ash, we may face additional operating risks which could impact our results of operations and financial condition. These may include:

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

The operation of our businesses involves many risks, including:

•supply or transportation interruptions;
•the breakdown, failure or unplanned maintenance or repair of equipment or processes;
•difficulty or inability to find suitable replacement parts for equipment;
•the unavailability of sufficient quantities of waste or fuel;
•fluctuations in the heating value of the waste we use for fuel at our WtE facilities;
•failure or inadequate performance by critical contractors or subcontractors;
•disruption in the transmission of electricity generated;
•labor disputes and work stoppages;
•unforeseen engineering and environmental problems;
•unanticipated cost overruns;
•weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and
•the exercise of the power of eminent domain.

We cannot predict the impact of these risks on our business or operations. One or more of these risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse effect on our cash flows and results of operations.

Our results of operations may be adversely affected by market conditions existing at the time our contracts expire.

For the WtE facilities that we own or lease, the contracts pursuant to which we provide waste services and sell energy output expire on various dates between 2021 and 2053. Expiration of these contracts subjects us to greater market risk in entering into new or replacement contracts at pricing levels that may not generate comparable revenue. We cannot assure that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We also expect that medium- and long-term contracts for sales of energy may be less available than in the past. As a result, after expiration of existing contracts, we expect to sell our energy output either in short-term transactions or on a spot basis or pursuant to new contracts which may subject us to greater market risk in maintaining and enhancing revenue. As a result, following the expiration of our existing medium and long-term contracts, we may have more exposure on a relative basis to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

Where we have leasehold interests, we cannot assure that market conditions prevailing when such interests expire will allow us to enter into an extension or that the terms available in the market at the time will be favorable to us.

Our revenue and cash flows may decline if we are not successful in retaining rights to operate facilities after our contracts expire or such rights otherwise terminate.

We operate some facilities owned by public sector clients, under long-term contracts. If, when existing contracts expire, we are unable to reach agreement with certain of our municipal clients on terms acceptable to us to extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure that we will be able to enter into such renewal contracts or that the terms available in the market at the time will be favorable to us.

At a limited number of facilities we operate that are owned by public sector clients, our clients have certain rights to terminate such contracts without cause. If any such terminations were to occur, this may adversely affect our revenue, cash flow and profitability. We cannot assure that such contract terminations will not occur in the future.

Development and construction of new projects and expansions may not commence as anticipated, or at all, which could have a material adverse impact on our cash flows and financial condition.

Development and construction involves many risks including:

•difficulties in identifying, obtaining and permitting suitable sites for new projects;
•the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;
•difficulty, delays or inability to obtain financing for a project on acceptable terms;
•delays in deliveries of, or increases in the prices of, equipment sourced from other countries;
•the unavailability of sufficient quantities of waste or other fuels for startup;
•permitting and other regulatory issues, license revocation and changes in legal requirements;
•labor disputes and work stoppages;
•unforeseen engineering and environmental problems;
•interruption of existing operations;
•unanticipated cost overruns or delays;
•weather interferences and catastrophic events including fires, explosions, earthquakes, droughts, pandemics and acts of terrorism; and
•reliance on third party contractors for performance.

In addition, new facilities have no operating history and may employ recently developed technology and equipment. A new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing such facility's financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility, which could have a material adverse impact on our cash flows and financial condition.

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

Our revenue and cash flows may be subject to greater volatility if we extend or renew our contracts under tip fee structures more often than under service fee structures. Due to the nature of tip fee structures, if that were to occur, we may be exposed to greater performance and price risk on the waste that we process and the energy that we sell.

Our Tip Fee WtE projects involve greater risk of exposure to performance levels which, if not satisfied, could result in materially lower revenue.

At our WtE facilities where tip fee structures exist, we receive 100% of the energy revenue they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenue from energy sales could materially decrease.

We depend on our senior management and key personnel and we may have difficulty attracting and retaining qualified professionals which could adversely affect our business and financial condition.

Our future operating results depend to a large extent upon the continued contributions of key senior managers and personnel. In addition, we are dependent on our ability to attract, train, retain and motivate highly skilled employees. There is significant competition for employees with the requisite level of experience and qualifications. If we cannot attract, train, retain and motivate qualified personnel, we may be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in technology may have a material adverse effect on our profitability.

Traditional waste streams are a critical resource for our business. Research and development activities are ongoing to provide alternative and more efficient technologies to manage waste, produce or extract by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and capital is being invested to find new approaches to waste management, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste management or power production to a level below our costs and/or provide new or alternative methods of waste management or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances and therefore continue to successfully compete in our markets, such changes could have a material adverse effect on our revenue, profitability and the value of our existing facilities.

Our ability to optimize our operations depends in part on our ability to compete for and obtain solid waste for fuel for our facilities, and our failure to do so may adversely affect our financial results.

Our WtE facilities depend on solid waste for fuel, which provides a source of revenue. For some of our WtE facilities, the availability of solid waste to us, as well as the tipping fee that we charge to attract solid waste to our facilities, is impacted by competition from a number of sources such as other WtE facilities, landfills and transfer stations competing for waste in the market area. In addition, as our long-term contracts expire at our owned facilities, we may need to obtain waste at new market competitive prices, which could decrease our revenue. There has been consolidation, and there may be further consolidation, in the solid waste industry that would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies, as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for processing at some of our WtE facilities and market pricing, which could have a material adverse effect on our results of operations.

Our ability to successfully manage organizational, process and cost-efficiency initiatives could strain our resources and adversely affect our profitability.

We have made and expect to continue to undertake organizational, process and cost efficiency changes intended to improve our business. These changes, which may include implementation of new systems and processes, staff adjustments and reassignments of responsibilities, are important to our business success. Failure or delay in implementing these actions, or ineffective implementation could strain our resources and systems, resulting in disruption to our business and/or adversely affecting our results.

Our waste operations are concentrated in one region and expose us to regional economic or market declines.

The majority of our waste disposal facilities are located in the northeastern U.S., primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste management services provided by us. Adverse market developments caused by additional waste processing capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our profitability and cash generation.

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

The financing, development, construction and operation of projects outside the U.S. can entail significant political and financial risks, which vary by country, including:

•changes in law or regulations;
•changes in electricity pricing;
•changes in foreign tax laws and regulations;
•changes in U.S. federal, state and local laws, including tax laws, related to foreign operations;
•compliance with, and potential penalties resulting from non-compliance with, applicable domestic and foreign corrupt practices laws;
•changes in government policies or personnel;
•changes in general economic conditions affecting each country, including conditions in financial markets;
•changes in treaties among countries affecting importation of equipment or movement of people across borders;
•changes in labor relations in operations outside the U.S.;
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

Any or all of the risks identified above with respect to our international projects could adversely affect our projected costs, profitability and cash generation. As a result, these risks may have a material adverse effect on our business, consolidated financial condition and results of operations.

Our ability to execute on our new project pipeline in the United Kingdom may be disrupted by Brexit.

Notwithstanding the trade deal reached with the EU on December 24, 2020, there currently remains substantial uncertainty regarding whether any agreements negotiated as part of Brexit will have an adverse impact on the UK economy. Depending on a variety of factors, which we are currently unable to predict, Brexit could have adverse consequences on our ability to implement our development plans in the UK. Potential impacts of Brexit on our UK development plans could include (i) disruptions in our ability to access the debt markets on favorable terms to finance our pipeline of new WtE projects in the UK, (ii) increases in our construction costs (or potential construction delays) where that construction requires importing equipment or materials or use of non-UK labor resource, (iii) decreases in the value of our operating investments because of a devaluation of the British pound against other currencies, and (iv) other adverse consequences that we cannot presently predict because of material uncertainties regarding the precise impact and results of the execution of Brexit.

Changes in climate conditions could materially affect our business and prospects.

Significant changes in weather patterns and volatility could have a negative influence on our existing business and our prospects for growing our business. Such changes may cause episodic events (such as hurricanes, floods or storms) that are difficult to predict or prepare for, or longer-term trends (such as droughts or sea-level rise). These or other meteorological changes could lead to damages to our facilities, increased operating costs, capital expense, disruptions in facility operations or supply chains, changes in waste generation and interruptions in waste deliveries, limited availability of water for plant cooling operations, and changes in energy pricing, among other effects. We cannot quantify in advance the impact if such events were to occur, but, depending on the size of their impact, they could materially adversely impact our financial condition and results of operations.

Risks Related to Information Systems Security

Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors or other types of risks, and may occur from inside or outside of our organization. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors. Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats. We have entered into agreements with third parties for hardware, software, telecommunications and other services in connection with our operations. Our operations depend on the timely maintenance, upgrade and replacement of our and our vendors' networks, equipment, IT systems and software. However, if we or our vendors are unable to or delayed in maintaining, upgrading or replacing IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays and/or increases in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

In addition, targeted attacks on our systems (or on systems of third parties that we rely on), failure or non-availability of a key IT system or a breach of security measures designed to protect our IT systems could result in disruptions to our operations through delays or the corruption and destruction of our data, personal injury, property damage, loss of confidential information or financial or reputational risks. As the threat landscape is ever-changing, we must make continuous mitigation efforts, including: risk prioritized controls to protect against known and emerging threats; tools to provide automated monitoring and alerting; and backup and recovery systems to restore systems and return to normal operations. However, there can be no assurance that our ability to monitor for or mitigate cybersecurity risks will be fully effective, and we may fail to identify cybersecurity breaches or discover them in a timely way.

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

Concentration of suppliers and customers may expose us to heightened financial risk.

Our waste and energy services businesses often rely heavily on a single supplier or single customer at our facilities, exposing such facilities to financial risks if one of these suppliers or customers should fail to perform its obligations.

For example, our businesses often rely on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot provide assurances that such performance failures by third parties will not occur, or that if they do occur, such failures will not have a material adverse effect on the cash flows or profitability of our businesses.

In addition, we rely on the public sector clients as a source not only of waste for fuel, but also of revenue from the fees for waste services we provide. Because our contracts with public sector clients are generally long-term, we may be adversely affected if the credit quality of one or more of our public sector clients were to decline materially.

Financial and Liquidity Risks

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our indebtedness.

As of December 31, 2020, we had $2.5 billion of total consolidated indebtedness. The level of our consolidated indebtedness could have significant consequences on our future operations, including:

•making it difficult for us to meet our payment and other obligations under our outstanding indebtedness;
•limiting our ability to obtain additional financing to fund working capital, capital expenditures, new projects, acquisitions and other general corporate purposes;
•subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness under our credit facilities;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our consolidated debt, and the price of our common stock.

The inability of our cash flow from operations to service our indebtedness could have a material adverse effect on our financial condition.

We cannot guarantee that our business will generate sufficient cash flow from operations, or that sufficient future borrowings will be available to us under our credit facilities or otherwise, to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material adverse effect on our financial condition.

Our ability to meet our obligations under our indebtedness depends on our ability to receive dividends and distributions from our subsidiaries in the future. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

•the continued operation and maintenance of our facilities, consistent with historical performance levels;
•maintenance or enhancement of revenue from renewals or replacement of existing contracts and from new contracts to expand existing facilities or operate additional facilities;
•market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after our existing contracts expire;
•the continued availability of the benefits of our net operating loss carryforwards; and
•general economic, financial, competitive, legislative, regulatory and other factors.

Our credit facilities and the indentures for our other corporate debt contain covenant restrictions that may limit our ability to operate our business.

Our credit facilities and the indentures for our other corporate debt contain operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Complying with these covenant restrictions may limit our ability to engage in certain transactions or activities, including incurring additional indebtedness, making certain investments and distributions, and selling certain assets.

As a result of these covenant restrictions, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, the failure to comply with these covenants may result in a default under our credit facilities and other corporate debt. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such credit facilities, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, they would trigger a cross-default on most, if not all, of our other corporate debt, and we cannot assure that we would have sufficient assets to repay the indebtedness in full, which could have a material adverse effect on our financial condition.

Dislocations in credit and capital markets and increased capital constraints on banks may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, expand existing projects, acquire certain businesses and refinance our existing debt.

Our business is capital intensive, and we seek to finance a significant portion of our existing assets, as well as our investments in new assets, with debt capital to the extent that we believe such financing is prudent.

As of December 31, 2020, we had approximately $2.5 billion in long-term debt and project debt outstanding. Prolonged instability or deterioration in the bank credit and/or debt and equity capital markets may adversely affect our ability to obtain refinancing of our existing debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.

Our businesses generate their revenue primarily under long-term contracts and must avoid defaults under those contracts in order to service their debt and avoid material liability to contract counterparties.

We must satisfy performance and other obligations under contracts governing WtE facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by us. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.

We have provided guarantees and financial support in connection with our projects.

We are frequently obligated to guarantee or provide financial support for our projects in one or more of the following forms:

•support agreements in connection with construction, service or operating agreement-related obligations;
•direct guarantees of certain debt relating to our facilities or investments;
•contingent obligations to pay lease payment installments in connection with certain of our facilities;
•agreements to arrange financing for projects under development;
•contingent credit support for damages arising from performance failures;
•environmental indemnities; and
•contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it could have a material adverse effect on our cash flow, results of operations and financial condition.

Our businesses depend on performance by third parties under contractual arrangements.

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, supply and deliver the waste and other goods and services necessary for the operation of our energy facilities, and purchase the metals we recover. The viability of our facilities depends significantly upon the performance by third parties in accordance with our contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, or at all. In addition, the bankruptcy or financial stability of third parties with whom we do business could result in nonpayment or nonperformance of that party’s obligations to us.

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

We cannot be certain that our net operating loss carryforwards (“NOLs”) will continue to be available to offset our federal tax liability.

As of December 31, 2020, we had $239 million of NOLs. NOLs offset our consolidated taxable income and $189 million will expire in various amounts, if not used, between 2033 and 2037 (the remainder has no expiration date). The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts concludes, taxable income could result, utilizing a portion of our NOLs and accelerating the date on which we may be otherwise obligated to pay incremental cash taxes.

Our insurance and contractual protections may not always cover lost revenue, increased expenses or contractual liabilities.

Although our businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expense or contractual liabilities. If that were to occur, it could materially adversely impact our financial conditions and results of operations.

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

Legal and Regulatory Risks

Compliance with environmental laws, including changes to such laws, could adversely affect our results of operations and financial condition.

Our businesses are subject to extensive environmental laws and regulations by federal, state, local and foreign authorities, primarily relating to air, waste (including residual ash from combustion) and water. Costs relating to compliance with these laws and regulations are material to our business. If our businesses fail to comply with these regulations, our operations could be disrupted, our cash flow and profitability could be adversely affected, and we could be subject to civil or criminal liability, damages and fines.

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

Significant policy shifts from a new administration could have a material adverse effect on us.

The Trump Administration made substantial changes in the areas of fiscal and tax policy, regulatory oversight of businesses, and restrictions on free trade, including significant increases in tariffs on goods imported into the U.S., particularly from China. Positions taken by the new Biden Administration and its rejection of Trump Administration policies could result in changes to social, political, regulatory and economic conditions in the U.S. or in laws and policies affecting investment in countries where we currently conduct business. In addition, these changes could result in additional costs associated with growing our international business. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that while some policies adopted by the new Biden administration will benefit us, others will negatively affect us.

Changes in public policies and legislative initiatives relating to climate change, greenhouse gas regulation, and environmental justice could materially affect our business and prospects.

There has been substantial debate recently in the U.S. and abroad regarding environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. Congress and several states have considered legislation and/or regulations designed to increase the proportion of the nation’s electricity that is generated from technologies considered “clean” or “renewable”, through mandatory generation levels, tax incentives, and other means. For those sources of green-house-gas "GHG" emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. The Biden administration has indicated that it generally favors renewable energy technologies. Our business and future prospects could be adversely affected if renewable technologies we use were either (i) disfavored in any new laws or regulations pursued by the Biden administration, or (ii) not included among those technologies identified in any final laws or regulations as favoring renewable technologies, or not included in the state plans to reduce carbon emissions, and therefore not entitled to the benefits of such laws, regulations, or plans.

As recent events have brought a focus to social justice in our society, they have also revitalized the discussion in our cities about environmental justice. Addressing environmental stressors in socioeconomically disadvantaged neighborhoods is the subject of legislation and regulation in many states and a number of our facilities are located in socially disadvantaged neighborhoods. We cannot predict at this time the impact to our business but if our facilities are unable to operate it could adversely affect our revenues, financial condition and materially affect our business prospects.

Our reputation could be adversely affected if we are unable to operate our business in compliance with laws, or if our efforts to grow our business results in adverse publicity.

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

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with U.S. or foreign anti-corruption laws or regulations.

Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the U.S. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

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

If our businesses lose existing exemptions under the Federal Power Act, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity and increased compliance costs. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Additionally, as a result of recent changes promulgated by the Federal Energy Regulatory Commission, where possible states may choose to make utilities pay variable energy rates for the output of our facilities, as opposed to the fixed rates that they have previously enjoyed. Such results could cause the loss of some or all contract revenue or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure that revenue received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste and energy services businesses are continually in the process of obtaining or renewing federal, state, local and foreign approvals required to operate our facilities. We may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue. Any of these events, if they were to occur, could result in a material adverse effect to our financial condition and results of operations.

General Risks

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

Furthermore, lower prices for waste disposal and energy production, particularly in the absence of energy policies which encourage renewable technologies such as WtE, may also make it more difficult for us to sell waste and energy services at prices sufficient to allow us to grow our business through developing and building new projects. These factors could have a material adverse effect on our revenues, cash flow and profitability.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2020, we owned, had equity investments in and/or operated 82 facilities, consisting of 41 WtE operations, 13 transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), two wood waste (biomass) energy projects, one regional metals recycling facility and one ash processing facility (currently in start-up and testing phase).

Projects that we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,035 acres, of which 670 acres are owned and 365 acres are leased. We lease approximately 104,000 square feet for our headquarters in Morristown, New Jersey. We operate projects outside of North America through our equity method investments and have offices located in Dublin, Ireland, UK and China. Our principal projects are described above under Item 1. Business.

Item 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 18. Commitments and Contingencies, which information is incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 12, 2021, there were approximately 583 holders of record of our common stock.

Share Repurchases

Under our share repurchase program, common stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. As of December 31, 2020, the amount remaining under our currently authorized share repurchase program was $66 million. There were no repurchases made under our share repurchase program during the year ended December 31, 2020.

Performance Measurement Comparison

The following performance graph sets forth a comparison of the yearly percentage change our cumulative total stockholder return on common stock with the Standard and Poor’s Midcap 400 Index*, the Dow Jones U.S. Conventional Electricity Index**, and the Dow Jones U.S. Waste & Disposal Services Index**. The foregoing cumulative total returns are computed assuming (a) an initial investment of $100, and (b) the reinvestment of dividends at the frequency which dividends were paid during the applicable years. The graph below reflects comparative information for the five fiscal years beginning with the close of trading on December 31, 2015 and ending December 31, 2020.

The stockholder return reflected above is not necessarily indicative of future performance.

* The Standard and Poor’s Midcap 400 Index is a capitalization-weighted index designed to measure performance of the broad domestic economy through changes in the aggregate market value of the component stocks representing all major industries.
** The Dow Jones U.S. Waste & Disposal Services Index and the Dow Jones U.S. Conventional Electricity Index are maintained by Dow Jones & Company, Inc. As described by Dow Jones, the Dow Jones U.S. Waste & Services Index consists of providers of pollution control and environmental services for the management, recovery and disposal of solid and hazardous waste materials, such as landfills and recycling centers. The Dow Jones U.S. Conventional Electricity Index consists of companies generating and distributing electricity through the burning of fossil fuels such as coal, petroleum and natural gas, and through nuclear energy.

Item 6. RESERVED

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

For a discussion of our facilities, the WtE process and the environmental benefits of WtE, see Item 1. Business.

We have one reportable segment which is comprised of our entire operating business. For additional information on our reportable segment, see Item 8. Financial Statements and Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies.

For additional information, see Item 1. Business — Strategy.

General Business Conditions

See Item 1. Business — Markets, Competition and Business Conditions for a discussion of factors affecting business conditions and financial results.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenue, expense and certain other items for periods during each of the years presented was affected by several factors. As outlined in Item 1. Business — Recent Business Developments, Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies, Note 3. New Business and Asset Management and Note 4. Dispositions and Assets Held for Sale, our business development initiatives and acquisitions resulted in various transactions, which are reflected in comparative revenue and expense. In addition, comparability of our results was affected by the COVID-19 pandemic as discussed above under Impact of COVID-19 on the U.S. and the global economy. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

The Results of Operations discussion below compares our revenue, expense and certain other items for the years ended December 31, 2020 and 2019. For a discussion of the results for the years ended December 31, 2019 and 2018, please refer to Part II — Item 7. Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following terms used within the Results of Operations discussion are defined as follows:

•“Organic growth”: reflects the performance of the business on a comparable period-over-period basis, excluding the impacts of transactions and contract transitions.
•“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.
•“Contract transitions”: includes the impact of the expiration of: (a) long-term major waste and service contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

RESULTS OF OPERATIONS — OPERATING INCOME

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

	Year Ended December 31,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions)
OPERATING REVENUE:
Waste and service revenue	$1,412	$1,393	$19
Energy revenue	357	329	28
Recycled metals revenue	81	86	(5)
Other operating revenue	54	62	(8)
Total operating revenue	1,904	1,870	34
OPERATING EXPENSE:
Plant operating expense	1,420	1,371	49
Other operating expense	52	64	(12)
General and administrative expense	120	122	(2)
Depreciation and amortization expense	224	221	3
Impairment charges	19	2	17
Total operating expense	1,835	1,780	55
Operating income	$69	$90	$(21)

Operating Revenue

Waste and Service Revenue

	Year Ended December 31,		Variance
(In millions)	2020	2019	2020 vs 2019
WtE tip fees	$651	$638	$13
WtE service fees	466	466	—
Environmental services	136	140	(4)
Municipal services	242	231	11
Other revenue	37	34	3
Intercompany	(120)	(116)	(4)
Total waste and service revenue	$1,412	$1,393	$19

	Year Ended December 31,		Variance
WtE facilities - Tons (1) (In millions)	2020	2019	2020 vs 2019
Tip fee - contracted	8.7	8.8	(0.1)
Tip fee - uncontracted	2.1	2.0	0.1
Service fee	10.4	10.7	(0.3)
Total Tons	21.1	21.5	(0.4)
(1) Includes solid tons only.
Certain amounts may not total due to rounding.

For the twelve month comparative period, waste and service revenue increased $19 million, driven by $20 million in organic growth. Within organic growth, WtE tip fee revenue increased by $16 million due to higher average revenue per ton. Additionally within organic growth, municipal services increased by $9 million and was partially offset by lower environmental services of $4 million.

Energy Revenue

	Year Ended December 31,				Variance Increase (Decrease)
	2020		2019		2020 vs 2019
(In millions)	Revenue (2)	Volume (2) (3)	Revenue (2)	Volume (2) (3)	Revenue	Volume
Energy sales (1)	$266		$273		$(7)
Capacity	41		44		(3)
Other revenue	51		12		39
Total energy	$357	6.5	$329	6.4	$28	0.1
(1) Includes non-energy portion of wholesale load serving.
(2) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(3) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the twelve month comparative period, energy revenue increased by $28 million, primarily driven by $31 million of new wholesale load serving revenue and $9 million of bundled REC revenue, partially offset by lower market prices of $9 million and lower WtE capacity sales of $3 million.

Recycled Metal Revenue

	Year Ended December 31,
	2020	2019	2020	2019	2020	2019

	Metal Revenue (In millions)		Tons Sold (In thousands) (1)		Tons Recovered (In thousands)
Ferrous Metal	$47	$46	402	370	457	424
Non-Ferrous Metal	34	40	32	34	48	51
Total	$81	$86
(1) Represents the portion of total volume that is equivalent to Covanta’s share of revenue under applicable client revenue sharing arrangements.

For the twelve month comparative period, recycled metals revenue decreased by $5 million, driven by a $7 million decrease in pricing for ferrous and non-ferrous material, partially offset by a $2 million increase in tons sold.

Other Operating Revenue

Other operating revenue decreased by $8 million for the twelve month comparative period, primarily due to lower construction revenue.

Operating Expense

Plant Operating Expense

	Year Ended December 31,		Variance
(In millions)	2020	2019	2020 vs 2019
Plant maintenance (1)	$326	$308	$18
All other	1,094	1,063	31
Plant operating expense	$1,420	$1,371	$49
(1) Plant maintenance costs include our internal maintenance team and non-facility employee costs for facility scheduled and unscheduled maintenance and repair expense.
Certain amounts may not total due to rounding.

Plant operating expenses increased by $49 million for the twelve month comparative period, with $57 million of higher costs in existing operations and $6 million of cost increases related to contract transitions, partially offset by a decrease of $13 million as a result of divestitures. The increase within existing operations was primarily driven by additional costs related to new wholesale load serving contracts of $28 million, higher costs related to maintenance activity of $20 million, and general cost escalation.

Other Operating Expense

Other operating expenses decreased by $12 million for the twelve month comparative period, primarily due to lower construction expense of $9 million and 2019 closure costs, that were not present in 2020 expense, related to the closure of our Warren facility in March 2019.

General and Administrative Expense

General and administrative expenses decreased by $2 million for the twelve month comparative period primarily due to a decrease in compensation expense as part of cost reductions in response to COVID-19.

Impairment Charges

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

RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Years Ended December 31, 2020 and 2019

Other (Expense) Income

	Year Ended December 31,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions)
Interest expense	$(133)	$(143)	$10
Gain on sale of business	26	49	(23)
Loss on extinguishment of debt	(12)	—	(12)
Other income (expense), net	—	1	(1)
Total other (expense) income	$(119)	$(93)	$(26)

Interest expense for the year ended December 31, 2020 decreased by $10 million as compared to the prior year primarily due to lower average rates on our credit facilities.

During the year ended December 31, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst Energy Recovery Facility development project and a $17 million gain in connection with the financial close of our Protos Energy Recovery Facility project. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management.

During the year ended December 31, 2019, we recorded a $56 million gain related to the Rookery South Energy Recovery Facility development project and an $11 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.

During the year ended December 31, 2020, we recorded a $12 million loss on extinguishment of debt comprised of approximately $10 million related to the redemption of our 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of our tax-exempt bonds. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

Income Tax (Benefit) Expense:

	Year Ended December 31,		Variance Increase (Decrease)
	2020	2019	2020 vs 2019

	(In millions, except percentages)
Income tax benefit	$(18)	$(7)	$(11)
Effective income tax rate	37%	264%

The decrease in the effective tax rate for the year ended December 31, 2020, compared to the year ended December 31, 2019 is primarily due to the to the combined effects of (i) the impact of a smaller gain on the Newhurst and Protos transaction in 2020 compared to gain on the Rookery transaction in 2019, (ii) a discrete tax benefit adjustment in 2020 related to tax carryforwards and (iii) the discrete tax benefit related to the release of State FIN 48 reserve for uncertain tax position.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the years ended December 31, 2020 and 2019, respectively, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP. The following is a reconciliation of Net (loss) income to Adjusted EBITDA (in millions):

	Year Ended December 31,
Adjusted EBITDA	2020	2019
Net (loss) income	$(28)	$10
Depreciation and amortization expense	224	221
Interest expense	133	143
Income tax benefit	(18)	(7)
Impairment charges (a)	19	2
Net gain on sale of businesses and investments (b)	(26)	(49)
Loss on extinguishment of debt (c)	12	—
Property insurance recoveries, net	(1)	—
Loss on asset retirements	3	4
Accretion expense	2	2
Business development and transaction costs (f)	1	2
Severance and reorganization costs (d) (f)	5	13
Stock-based compensation expense	29	25
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	24	25
Capital type expenditures at client owned facilities (e)	36	34
Other (f)	9	3
Adjusted EBITDA	$424	$428
(a)During the year ended December 31, 2020, we recorded a $19 million non-cash impairment charge related to our Covanta Environmental Solutions reporting unit.
(b)During the year ended December 31, 2020, we recorded a $26 million gain on the sale of business and investments comprised of a $9 million gain related to the Newhurst Energy Recovery Facility development project and a $17 million gain related to the Protos Energy Recovery Facility development project.
During the year ended December 31, 2019, we recorded a $56 million gain related to the Rookery South Energy Recovery Facility development project and a $11 million loss related to the divestiture of our Springfield and Pittsfield WtE facilities.
(c)During the year ended December 31, 2020, we recorded a $12 million loss on extinguishment of debt comprised of approximately $10 million related to the redemption of our 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of our tax-exempt bonds.
(d)During the years ended December 31, 2020 and 2019, we recorded $5 million and $13 million, respectively, of costs related to our ongoing asset rationalization and portfolio optimization efforts, early retirement program, and certain organizational restructuring activities.
(e)Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.
(f)Added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2020	2019
Cash flow provided by operating activities	$254	$226
Cash paid for interest, net of capitalized interest	112	152
Cash (refunded) paid for taxes, net	(4)	5
Capital type expenditures at service fee operated facilities (a)	36	34
Equity in net income from unconsolidated investments	4	6
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	24	25
Dividends from unconsolidated investments	(9)	(9)
Adjustment for working capital and other	7	(11)
Adjusted EBITDA	$424	$428
(a)See Adjusted EBITDA — Note (e) above.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

BUSINESS OUTLOOK

In October 2020, we announced the launch of a comprehensive strategic review of our assets, operations, growth priorities, and capital structure. This review is an opportunity to explore all options to enhance stockholder value, including assessing plans for each of our business lines and geographies. This review will be broad in scope and will be completed in due course. The board of directors appointed Michael Ranger as President and Chief Executive Officer to lead this review and its subsequent execution.

At the outset of the strategic review, no explicit plans were established and there is no defined end point of the review. Key objectives of the review include:

•Capitalizing on potential undervaluation of certain Covanta assets and operations as implied in Covanta's consolidated equity market value;
•Enhancing the profitability of existing Covanta assets and operations;
•Prioritizing capital allocation and areas of focus; and
•Reducing indebtedness and improving leverage ratios.

The review is now in its initial stages and the first execution steps are anticipated to be announced in the first half of 2021.

In 2021 and beyond, we expect that our financial results will be affected by several factors, including: market prices, contract transitions, new contracts, new project development and construction, acquisitions, potential divestitures, potential non-renewal of certain contracts and the organic growth of earnings and cash flow generated by our existing assets.

In 2021, the following specific factors are expected to impact our financial results as compared to 2020:

Positive factors include:

•Waste markets are modestly improving given the lessening impact of the pandemic on waste volumes, as well as the ongoing secular trends of increasing demand for sustainable waste disposal and decreasing landfill capacity in certain of our core markets; and
•The market prices for ferrous and non-ferrous metals increased in the latter part of 2020, and to the extent that these higher price continue, they would lead to improvement in recycled metals revenue in 2021.

Negative factors include:

•The cessation of temporary pandemic-related cost reduction initiatives, which generated approximately $24 million in savings during 2020, is expected to result in higher year-over-year operating costs; and
•Higher insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our unrestricted cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our $1.3 billion senior secured credit facilities, consisting of a $400 million term loan ("Term Loan") and a $900 million revolving credit facility (the “Revolving Credit Facility”) (collectively referred to as the "Credit Facilities"), which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our credit facilities and other debt, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

In 2021, we expect to generate net cash from operating activities that will be sufficient to meet our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to stockholders. If there were any shortfalls, we have available liquidity under our Revolving Credit Facility. See Results of Operations — Business Outlook above for discussion of the factors impacting our 2021 business outlook.

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the covenants under the Credit Facilities as of December 31, 2020. Further, we do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs.

As of December 31, 2020, our potential sources of near-term liquidity included (in millions):

As of December 31, 2020
Cash	$55
Unutilized capacity under the Revolving Credit Facility	443
Total cash and unutilized capacity under the Revolving Credit Facility	$498

As of December 31, 2020, we held unrestricted cash balances of $55 million, of which $48 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of December 31, 2020, we held restricted cash balances of $17 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. For additional information on restricted funds held in trust, see Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies — Restricted Funds Held in Trust.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our stockholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements for at least the next twelve months.

The following summarizes our key financing activities completed during the year ended December 31, 2020:

•In December 2020, we amended our existing Receivables Purchase Agreement (“RPA”) to, among other things, increase the aggregate purchase limit from $100 million to $120 million. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 10. Accounts Receivable Securitization for further information.
•In August 2020, we entered into a loan agreement with the National Finance Authority ("NFA"), a component unit of the Business Finance Authority of New Hampshire, under which they agreed to issue $39.4 million 3.625% Resource Recovery Refunding Revenue Bonds Series 2020A, maturing on July 1, 2043, and $90 million 3.750% Resource Recovery Refunding Revenue Bonds Series 2020B, maturing on July 1, 2045 (collectively the "New Hampshire 2020 Bonds"). For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt for further information.
•In August 2020, we issued $400 million aggregate principal amount of 5.00% Senior Notes due 2030. We used the net proceeds along with cash on hand and direct borrowings under our Revolving Credit Facility to fund the optional redemption of all of our 5.875% Senior Notes due 2024 ("2024 Senior Notes") and to pay transaction fees and expenses and accrued interest. For additional information, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt for further information.
•In January 2020, in connection with our Zhao County agreement, we received proceeds of RMB 61 million ($9 million) through a loan agreement with a third party. We subsequently contributed the entire amount of the loan proceeds to the equity investment entity which owns the project in the form of a shareholder loan which is convertible to equity. See Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management for further information.

Impact of COVID-19 on our Liquidity

Although substantial uncertainties remain regarding the duration and future impacts of the COVID-19 pandemic, Covanta’s liquidity position has not been materially adversely impacted to date. Our WtE facilities are operating without material disruption and cash receipts to date remain generally consistent with pre-pandemic levels. We continue to have access to over $443 million of unutilized capacity under our Revolving Credit Facility and are not currently aware of any impediments to drawing that capacity when and as needed.

We do not face any significant debt maturities until 2023 when our Credit Facilities mature. The majority of our capital structure (approximately 80%) is either fixed rate or swapped to fixed. Our floating exposures are the U.S. Dollar London Interbank Offered Rate (“USD LIBOR”) based and will fluctuate with USD LIBOR, and current USD LIBOR rates are lower than those prevailing at the same time last year.

Further, we believe that we have significant covenant flexibility under the maintenance covenants of our Credit Facilities and expect to remain in full compliance with these covenants.

In 2020, due primarily to the uncertainty surrounding the COVID-19 pandemic, we announced that our Board of Directors lowered the annualized dividend payout to $0.32 per share beginning with the dividend declared in the second quarter of 2020. This represented an approximately two-thirds reduction and results in increased cash retention for other uses totaling approximately $90 million on an annualized basis. We believe that this reduced payout results in a more balanced capital allocation policy that continues to provide attractive returns to stockholders, while preserving liquidity in the near-term and accelerating balance sheet improvement over time.

For a full discussion of risks associated with COVID-19, see Part I — Item 1A. Risk Factors.

Share Repurchases and Dividends

For additional information on share repurchases, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements And Supplementary Data — Note 5. Equity and Earnings Per Share ("EPS").

Sources and Uses of Cash Flow

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Net cash provided by operating activities for the year ended December 31, 2020 increased by $28 million from the prior year period primarily due to to a $10 million savings in interest from the prior year associated with debt refinancings at favorable rates and a net cash benefit from working capital of $12 million.

Net cash used in investing activities for the year ended December 31, 2020 increased by $31 million from the prior year period due to an increase in capital expenditures of $4 million, which primarily related to planned long-term maintenance projects at certain WtE facilities, partially offset by reduced investment in growth projects. Additionally, we increased investments in our UK development projects and in our project in Zhao County. For additional information on the above investing transactions refer to Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management.

Net cash used in financing activities for the year ended December 31, 2020 decreased by $51 million from the prior year period primarily due to the reduction of our quarterly dividend amount from $0.25 per quarter to $0.08 per quarter, which resulted in a reduction of $44 million.

For a discussion of the sources and uses of cash flow for the years ended December 31, 2019 and 2018, please refer to Part II- Item 7. Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the years ended December 31, 2020 and 2019, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$254	$226
Add: Changes in restricted funds - operating (a)	1	20
Less: Maintenance capital expenditures (b)	(160)	(106)
Free Cash Flow	$95	$140
(a)Adjustment for the impact of the adoption of ASU 2016-18 effective January 1, 2018. As a result of adoption, the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted funds are eliminated in arriving at net cash, cash equivalents and restricted funds provided by operating activities.
(b)Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures.

The following table provides the components of total purchases of property, plant and equipment (in millions):

	Year Ended December 31,
	2020	2019
Maintenance capital expenditures	$(160)	$(106)
Net maintenance capital expenditures paid but incurred in prior periods	12	(9)

Total ash processing system	(13)	(9)
Capital expenditures associated with other organic growth initiatives	(1)	(13)
Capital expenditures associated with the New York City MTS contract	—	(19)
Total capital expenditures associated with growth investments (c)	(14)	(41)
Capital expenditures associated with property insurance events	—	(2)
Total purchases of property, plant and equipment	$(162)	$(158)

(c) Total growth investments represents investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(14)	$(41)
UK business development projects	(13)	(3)
Investment in equity affiliate	(15)	(14)
Asset and business acquisitions, net of cash acquired	—	2
Less: third party project loan proceeds collateralized by project equity	9	—
Total growth investments	$(33)	$(56)

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

	As of December 31,
	2020	2019

	(In millions)
Domestic	$7	$17
International	48	20
Total Cash and Cash Equivalents	$55	$37

Credit Facilities

As of December 31, 2020, Covanta Energy’s senior secured credit facilities consisted of the Revolving Credit Facility and the Term Loan both expiring 2023 (collectively referred to as the "Credit Facilities"). For a detailed description of the terms of the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

Consolidated Debt

The face value of our consolidated debt was as follows (in millions):

	As of December 31,
	2020	2019
Corporate Debt:
Revolving credit facility	$222	$183
Term loan	375	385
Senior notes	1,200	1,200
Tax-exempt bonds	544	544
Equipment financing arrangements	78	85
Finance leases (1)	7	6
China venture loan	9	—
Total corporate debt (including current portion)	$2,435	$2,403

Project Debt:
Domestic project debt - service fee facilities	$45	$47
Union County WtE facility finance lease (tip fee structure)	78	84
Total project debt (including current portion)	123	131
Total Debt Outstanding	$2,558	$2,534
(1)Excludes Union County WtE Facility finance lease which is presented within project debt in our consolidated balance sheets.

For a detailed description of the terms of the debt instruments noted in the table above, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt. The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions.

Contractual Obligations

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2020.

(In millions)	Total	Payments Due by Period
		2021	2022 and 2023	2024 and 2025	2026 and Beyond
Project debt (1)	$45	$2	$4	$5	$34
Long-term debt (1)	2,428	17	611	447	1,353
Finance leases (2)	152	12	24	24	92
Uncertainty in income tax obligations (3)	35	1	1	15	18
Interest payments	1,175	129	242	194	610
Operating leases	64	9	15	13	27
Retirement plan obligations (4)	1	—	—	—	1
Total obligations	$3,900	$170	$897	$698	$2,135
(1)For a detailed description of the terms of our debt instruments, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.
(2)For a detailed description of the terms of our debt instruments, see Item 8. Financial Statements And Supplementary Data — Note 17. Leases.
(3)Accounting for uncertainty in income tax obligations is based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.
(4)Retirement plan obligations are based on actuarial estimates for our non-qualified pension plan obligations and post-retirement plan obligations only as of December 31, 2020.

Other Commitments

Other commitments as of December 31, 2020 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$235
Letters of credit - other	79
Surety bonds	142
Total other commitments — net	$456

For additional information on other commitments, see Item 8. Financial Statements And Supplementary Data — Note 18. Commitments and Contingencies — Other Matters.

Other Factors Affecting Liquidity

Our capital structure includes obligations with various maturity dates. Depending upon market conditions and general business requirements at the time we refinance these obligations, our choice of refinancing structure could materially increase or decrease our annual cash interest expense in future periods.

A substantial rise in the price of power may require us to post additional collateral, in the form of cash or letters of credit, to support hedging arrangements entered into under our energy risk management program. Such collateral posting requirements have been immaterial to date. We enter into hedging transactions related to physical power generation, therefore we expect that any increase in obligations to hedge counterparties resulting from a rise in power prices would effectively be offset by corresponding increases in physical power sales, and as such we believe that any resulting collateral requirements would not have a material effect on our financial condition.

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

Off-Balance Sheet Arrangements

We have investments that are accounted for under the equity method and therefore we do not consolidate the financial information of those companies.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of December 31, 2020 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin WtE (Ireland) (1)	$459	50%	$230	Operational
Earls Gate (UK) (2)	96	25%	24	Under construction
Rookery (UK) (3)	252	40%	101	Under construction
Zhao County WtE (China) (4)	25	26%	7	Under construction
Newhurst (UK) (5)	107	25%	27	Under construction
Protos (UK) (6)	110	37.5%	41	Under construction
Total	$1,049		$430
(1)We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture, Covanta Europe Assets Ltd.
(2)We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million ($277 million) of which £147 million ($194 million) will be financed through non-recourse project-based debt.
(3)We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green. The total estimated project cost is £457 million ($603 million) of which £310 million ($409 million) will be financed through non-recourse project-based debt.
(4)We have a 26% interest in Zhao County through our venture with Longking Energy Development Co. Ltd. The total estimated project cost is RMB 650 million ($93 million), of which RMB 488 million ($75 million) will be financed through non-recourse project debt. Covanta Energy Asia Pacific Holdings Ltd., a wholly owned Covanta entity, issued a parent guarantee for $15 million of the total debt. The fair market value of the guarantee liability is deemed to be immaterial.
(5)We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green. The total estimated project cost is £341 million ($422 million) of which £251 million ($311 million) will be financed through non-recourse project-based debt.
(6)We have a 37.5% indirect ownership of Protos through our 50/50 joint venture with GIG, Covanta Green Protos Holding Ltd. The total estimated project cost is £400 million ($546 million) of which £277 million ($378 million) will be financed through non-recourse project-based debt.

For additional information on our unconsolidated equity investments, see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 13. Equity Method Investments.

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
Deferred Tax Assets & Uncertain Tax Benefits

As described in Item 8. Financial Statements And Supplementary Data — Note 9. Income Taxes, we have recorded a deferred tax asset related to our NOLs.

The NOLs will expire in various amounts beginning on December 31, 2033 through December 31, 2037, if not used (the remainder has no expiration date).

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Unrecognized tax benefits are recorded when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.

We estimated a valuation allowance of approximately $70 million to offset our deferred tax assets related to NOLs and our tax credit carryforward balance.

The amount was estimated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected, to the extent it is reasonably predictable.
Judgment is involved in assessing whether a valuation allowance is required on our deferred tax assets.

The amount recorded for tax positions is included in determining income tax provision. We re-evaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.

To the extent our estimation of the reversal of temporary differences and operating income generated differs from actual results, we could be required to adjust the carrying amount of the deferred tax assets.

To the extent potential accrued interest and penalties associated with unrecognized tax positions are recognized in income tax expense, they are re-evaluated to correspond to the uncertain tax benefit.

Policy	Judgments and estimates	Effect if actual results differ from assumptions
Goodwill

As of December 31, 2020, we had $302 million of goodwill recorded in our one reportable segment, which is comprised of two reporting units, North America WtE and CES (see Item 8. Financial Statements And Supplementary Data — Note 12. Intangible Assets and Goodwill). We evaluate our goodwill annually and when an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying value. We have the option to perform our initial assessment over the possible impairment of goodwill either qualitatively or quantitatively. Under the qualitative assessment, consideration is given to both external factors (including macroeconomic and industry conditions) and our own internal factors (including internal costs, recent financial performance, management, business strategy, customers, and stock price).

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

We performed the required annual impairment review of our recorded goodwill for our two reporting units as of October 1, 2020. We performed a qualitative assessment and concluded that the fair value of the reporting units exceed the carrying value as of the testing date

In future years, if there is a significant change in the estimated cash flows, discount rates or other factors that cause the fair values to significantly decrease, there could be impairments which could materially impact our results of operations.

Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the COVID-19 pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements And Supplementary Data — Note 2. Recent Accounting Pronouncements for a summary of new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2020. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 14. Financial Instruments and Note 15. Derivative Instruments.

Commodity Price Risk

Waste Price Risk

We have some protection against fluctuations in fuel (municipal waste) price risk because approximately 77% of our municipal waste is provided under multi-year contracts where we are paid for our fuel at fixed rates. At our tip fee WtE facilities, certain amounts of waste processing capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At service fee facilities, waste disposal fees generally increase annually due to annual contract price escalations intended to reflect changes in our costs. Declines in waste disposal fees at our WtE facilities are mitigated through internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast U.S. and by increasing our profiled waste volumes, which we can sell at a higher price than municipal solid waste.

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

Recycled Metals Price Risk

We recover and sell ferrous and non-ferrous metals, with prices linked to related commodity indices. A majority of our metals revenue is exposed to market price fluctuations. A 10% change in the current market rates would impact recycled metals revenue by approximately $5 million and $3 million for ferrous and non-ferrous, respectively.

Interest Rate Risk

Our financial market risk results primarily from changes in interest rates. We reduce our exposure to changes in interest rates in part by entering into interest rate swap contracts. We utilize the interest rate swaps to convert variable rate debt to fixed rate debt. Our interest rate hedge instruments are designated as cash flow hedges. For further details about our interest rate swaps, see Item 8. Financial Statements And Supplementary Data — Note 15. Derivative Instruments.

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as it's per annum “prime rate” or (iii) the USD LIBOR, or a comparable or alternate rate, plus 1.00%. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 0.50% to 1.50%. Eurodollar borrowings under the Revolving Credit Facility bear interest at USD LIBOR plus an applicable margin ranging from 1.75% to 2.75%.

Base rate borrowings under the Term Loan bear interest at the base rate plus an applicable margin ranging from 0.75% to 1.00%. Eurodollar borrowings under the Term Loan bear interest at USD LIBOR plus an applicable margin ranging from 1.75% to 2.00%. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt.

As of December 31, 2020, the outstanding balances under Covanta Energy's Term Loan and the Revolving Credit Facilities were $374 million and $222 million, respectively. A hypothetical increase of 1% in the underlying December 31, 2020 market interest rates would result in a potential reduction to twelve-month future pre-tax earnings and cash provided by operations of approximately $4 million, based on balances outstanding as of December 31, 2020.

London Interbank Offered Rate ("LIBOR") Transition

All tenors of USD LIBOR are expected to be permanently discontinued by June 2023. Certain tenors of USD LIBOR are currently used as reference rates in our Credit Facilities and our interest rate swaps. Our Credit Facilities mature in August 2023. We intend to refinance the Credit Facilities prior to this stated maturity and expect future credit facilities, if any, to reference a new Alternative Reference Rate rather than USD LIBOR, likely the Secured Overnight Financing Rate ("SOFR"). Our existing interest rate swaps terminate in 2024 and we plan to negotiate with our bi-lateral counterparties to agree on replacement rates, as necessary. We do not expect the transition to have a material impact on our business.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flow for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15a (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Equity Method Investments - Variable Interest Model
Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company entered into two agreements with Green Investment Group to develop and co-invest in two waste-to-energy facilities (the “Facilities”) in the U.K through 50/50 jointly owned and governed entities. The Company will be the service provider for the Facilities. The Company accounts for its 50% equity interest in the jointly owned and governed entities under the equity method of accounting. For the year December 31, 2020, the Company recorded a $26 million gain which is included in the “Net gain on sale of business and investments” in the consolidated statement of operations.

Auditing the assessment of whether the Company has a controlling financial interest in the jointly owned and governed entities, which were determined to be variable interest entities, was complex and required significant judgment. Management’s assessment of whether Covanta is the primary beneficiary under the variable interest model is highly judgmental and could have a significant effect on accounting for the Company’s 50% equity interest in the jointly owned and governed entities and the gain recorded in the consolidated statement of operations.

How We Addressed the Matter in Our Audit
We tested the controls over the Company’s evaluation of the accounting conclusions with respect to the variable interest model.
Our audit procedures included, among others, evaluating whether Covanta is the primary beneficiary of the jointly owned and governed entities. We read and evaluated the key elements of all arrangements between Covanta and the entities involved in the transaction and evaluated the underlying legal and governance documents to determine whether Covanta has a controlling financial interest in the jointly owned and governed entities. We made inquiries of management, obtained an understanding of and evaluated the business purpose of the jointly owned and governed entities and the activities that most significantly impact the economic performance of the entity. For example, we evaluated how decisions about the most significant activities are made and the party or parties that make them, including evaluating whether Covanta’s service agreement with the Facilities resulted in Covanta’s power to direct the activities that most significantly impact performance or the obligation to absorb expected losses.

Income Taxes - Uncertain Tax Positions
Description of the Matter
As discussed in Note 9 of the consolidated financial statements, the Company has recorded a liability of $35 million related to uncertain tax positions as of December 31, 2020. The Company conducts business in the US, various foreign countries and numerous states and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational and multistate operations of the Company and changes in global, including US federal and state, income tax laws and regulations there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.
Auditing management’s identification and measurement of uncertain tax positions involved complex analysis and audit judgment related to the evaluation of the income tax consequences of significant business transactions, and changes in income tax law and regulations in various jurisdictions, which is often subject to interpretation.

How We Addressed the Matter in Our Audit
We tested the controls over the Company’s process to account for uncertain tax positions, including management’s identification and assessment of changes to tax laws and significant transactions and management’s review of the related tax technical analyses.
We performed audit procedures, among others, to evaluate the Company’s assumptions and underlying data used to develop its uncertain tax positions and related unrecognized income tax benefit amounts by jurisdiction. We obtained an understanding of the Company’s legal structure through our review of organizational charts and related legal documents. We further considered the income tax consequences of significant transactions and assessed management’s interpretation of those changes under the relevant jurisdiction’s tax law. Due to the complexity of tax law, we involved our income tax professionals to assess the Company’s interpretation of and compliance with tax laws in these jurisdictions, as well as to identify tax law changes. In certain circumstances, we involved our income tax professionals to evaluate the technical merits of the Company’s tax positions, including assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the Company’s income tax disclosures included in Note 9 to the consolidated financial statements in relation to these matters.

Impairment Evaluation of Goodwill - CES Reporting Unit
Description of the Matter
As discussed in Note 8 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level or more frequently if indicators of potential impairment exist. The Company’s goodwill is assigned to its reporting units as of the initial acquisition date. During the first quarter of 2020, as a result of a triggering event due to the economic impact of the coronavirus pandemic and decline in commercial and industrial waste volumes, the Company determined it was more likely than not that an impairment existed within the CES reporting unit. As a result, the Company performed an interim quantitative assessment and recorded an impairment of $19 million. The Company’s quantitative goodwill impairment test compares the fair value of the reporting unit to the reporting unit’s carrying value.
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
Our audit procedures included, among others, assessing the suitability and application of the valuation methodologies and evaluating the significant assumptions and underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, the Company’s business model and other relevant factors. We tested the projected financial information used in the analysis and evaluated the consistency and appropriateness of the discount rates and terminal growth rates used in the assessment. We also tested the market approach by evaluating the market multiple proxies in management’s analysis. We involved a valuation specialist to assist us in assessing the valuation methodologies and testing the significant assumptions used in the fair value models. We also performed sensitivity analyses of significant assumptions to evaluate the changes in fair value of the reporting unit resulting from changes in these assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Iselin, New Jersey
February 19, 2021

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019	2018

	(In millions, except per share amounts)
OPERATING REVENUE:
Waste and service revenue	$1,412	$1,393	$1,327
Energy revenue	357	329	343
Recycled metals revenue	81	86	95
Other operating revenue	54	62	103
Total operating revenue	1,904	1,870	1,868
OPERATING EXPENSE:
Plant operating expense	1,420	1,371	1,321
Other operating expense, net	52	64	65
General and administrative expense	120	122	115
Depreciation and amortization expense	224	221	218
Impairment charges	19	2	86
Total operating expense	1,835	1,780	1,805
Operating income	69	90	63
OTHER (EXPENSE) INCOME
Interest expense	(133)	(143)	(145)
Net gain on sale of business and investments	26	49	217
Loss on extinguishment of debt	(12)	—	(15)
Other income (expense), net	—	1	(3)
Total other (expense) income	(119)	(93)	54
(Loss) income before income tax benefit and equity in net income from unconsolidated investments	(50)	(3)	117
Income tax benefit	18	7	29
Equity in net income from unconsolidated investments	4	6	6
Net (loss) income	$(28)	$10	$152

Weighted Average Common Shares Outstanding:
Basic	132	131	130
Diluted	132	133	132

(Loss) Earnings Per Share:
Basic	$(0.21)	$0.07	$1.17
Diluted	$(0.21)	$0.07	$1.15

Cash Dividend Declared Per Share:	$0.49	$1.00	$1.00

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2020	2019	2018

	(In millions)
Net (loss) income	$(28)	$10	$152
Foreign currency translation	22	(7)	1
Pension and postretirement plan unrecognized benefits	—	—	—
Net unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $2, ($6) and ($2), respectively	(19)	4	21
Other comprehensive income (loss)	3	(3)	22
Comprehensive (loss) income	$(25)	$7	$174

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019

	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$55	$37
Restricted funds held in trust	11	18
Receivables (less allowances of $8 and $9, respectively)	260	240
Prepaid expenses and other current assets	117	105
Total Current Assets	443	400
Property, plant and equipment, net	2,421	2,451
Restricted funds held in trust	6	8
Intangible assets, net	237	258
Goodwill	302	321
Other assets	297	277
Total Assets	$3,706	$3,715
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$18	$17
Current portion of project debt	9	8
Accounts payable	75	36
Accrued expenses and other current liabilities	303	292
Total Current Liabilities	405	353
Long-term debt	2,396	2,366
Project debt	116	125
Deferred income taxes	362	372
Other liabilities	117	123
Total Liabilities	3,396	3,339
Commitments and Contingencies (Note 18)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 132 shares)	14	14
Additional paid-in capital	882	857
Accumulated other comprehensive loss	(32)	(35)
Accumulated deficit	(554)	(460)
Treasury stock, at par	—	—
Total Equity	310	376
Total Liabilities and Equity	$3,706	$3,715

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2020	2019	2018

OPERATING ACTIVITIES:	(In millions)
Net (loss) income	$(28)	$10	$152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	224	221	218
Amortization of long-term debt deferred financing costs	4	5	5
Net gain on sale of business and investments	(26)	(49)	(217)
Impairment charges	19	2	86
Loss on extinguishment of debt	12	—	15
Provision for expected credit losses	1	2	2
Stock-based compensation expense	29	25	24
Equity in net income from unconsolidated investments	(4)	(6)	(6)
Deferred income taxes	(10)	(9)	(31)
Dividends from unconsolidated investments	9	9	13
Other, net	(6)	3	(10)
Change in working capital, net of effects of acquisitions and dispositions:
Receivables	(21)	94	7
Prepaid and other current assets	(2)	(5)	(3)
Accounts payable and accrued expenses	47	(77)	(16)
Changes in noncurrent assets and liabilities, net	6	1	(1)
Net cash provided by operating activities	254	226	238
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(162)	(158)	(206)
Acquisition of businesses, net of cash acquired	—	2	(50)
Proceeds from asset sales	15	27	128
Property insurance proceeds	1	—	18
Payment of indemnification claim related to sale of asset	—	—	(7)
Investment in equity affiliates	(15)	(14)	(16)
Other, net	(15)	(2)	(6)
Net cash used in investing activities	(176)	(145)	(139)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW – (Continued)

	For the Year Ended December 31,
	2020	2019	2018

	(In millions)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	$538	$80	$1,165
Proceeds from borrowings on revolving credit facility	724	536	740
Proceeds from insurance premium financing	37	29	25
Payments on long-term debt	(555)	(16)	(944)
Payments on revolving credit facility	(685)	(565)	(973)
Payments on project debt	(8)	(18)	(23)
Payments of deferred financing costs	(8)	(1)	(16)
Cash dividends paid to stockholders	(89)	(133)	(134)
Payment of insurance premium financing	(33)	(26)	(24)
Proceeds from related party note	9	—	—
Other, net	(1)	(8)	(5)
Net cash used in financing activities	(71)	(122)	(189)
Effect of exchange rate changes on cash and cash equivalents	2	(1)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	9	(42)	(89)
Cash, cash equivalents and restricted cash at beginning of period	63	105	194
Cash, cash equivalents and restricted cash at end of period	$72	$63	$105

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$55	$37	$58
Restricted funds held in trust - short term	11	18	39
Restricted funds held in trust - long term	6	8	8
Total cash, cash equivalents and restricted cash	$72	$63	$105

Cash (Received) Paid for Interest and Income Taxes:
Interest	$112	$152	$136
Income taxes, net of refunds	$(4)	$5	$2

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount

	(In millions)
Balance as of December 31, 2017	136	$14	$822	$(55)	$(353)	5	$(1)	$427
Cumulative effect change in accounting for revenue recognition	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	24	—	—	—	—	24
Dividend declared	—	—	—	—	(133)	—	—	(133)
Shares repurchased for tax withholdings for vested stock awards	—	—	(6)	—	—	—	—	(6)
Other	—	—	1	—	(1)	—	—	—
Comprehensive income, net of income taxes	—	—	—	22	152	—	—	174
Balance as of December 31, 2018	136	$14	$841	$(33)	$(334)	5	$(1)	$487
Cumulative effect change in accounting for ASU 2018-02	—	—	—	1	(1)	—	—	—
Stock-based compensation expense	—	—	25	—	—	—	—	25
Dividend declared	—	—	—	—	(135)	—	—	(135)
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Shares issued in non-vested stock award	—	—	—	—	—	—	1	1
Other	—	—	(1)	—	—	—	—	(1)
Comprehensive (loss) income, net of income taxes	—	—	—	(3)	10	—	—	7
Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	29	—	—	—	—	29
Dividend declared	—	—	—	—	(66)	—	—	(66)
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	(5)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Other	—	—	1	—	—	—	—	1
Comprehensive income (loss), net of income taxes	—	—	—	3	(28)	—	—	(25)
Balance as of December 31, 2020	136	$14	$882	$(32)	$(554)	4	$—	$310

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

Organization

Covanta is one of the world’s largest owners and operators of infrastructure for the conversion of Waste-to-Energy (“WtE”), and also owns and operates related waste transport, processing and disposal assets. WtE serves as both a sustainable waste management solution that is environmentally superior to landfilling and as a source of clean energy that reduces overall greenhouse gas emissions and is considered renewable under the laws of many states and under federal law. Our facilities are critical infrastructure assets that allow our customers, which are principally municipal entities, to provide an essential public service.

Our WtE facilities earn revenue from the disposal of waste, generally under long-term contracts, the generation of electricity, and from the sale of metals recovered during the WtE process. We operate and/or have ownership positions in 41 WtE facilities currently in commercial operation, 39 of which are in North America. In total, these facilities process approximately 21 million tons of solid waste annually, equivalent to 8% of the post-recycled MSW generated in the United States ("U.S."). Our facilities produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 13 waste transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), one metals processing facility, and one ash processing facility (currently in start-up and testing phase), all of which are complementary to our core WtE business. We also have ownership positions in several projects currently in development and/or under construction in the United Kingdom ("UK").

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

We have one reportable segment which is comprised of our entire operating business. The results of our reportable segment are consistent with our consolidated results as presented on our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. Our reportable segment reflects the manner in which our Chief Operating Decision Maker ("CODM") reviews results and allocates resources and does not reflect the aggregation of multiple operating segments.

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

Equity and Cost Method Investments

Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost, then our proportional share of the underlying net income or loss is recorded as Equity in net income from unconsolidated investments in our statement of operations with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce our carrying value of the investment and are recorded in the consolidated statements of cash flows using the cumulative earnings approach. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. There were no indicators of impairment related to our equity method investments for the years ended December 31, 2020 and 2019.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Investments in entities over which we neither have significant influence nor control are accounted for using the cost method. Under the cost method, we record the investment at cost and recognize income for any dividends declared from distribution of the investments earnings. We review the cost method investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. We impair our cost method investments when we determine that there has been an “other-than temporary” decline in the investments' fair value compared to its carrying value. The fair value of the investment would then become the new cost basis of the investment. There were no indicators of impairment related to our cost method investments for the years ended December 31, 2020 and 2019.

Revenue Recognition

Our WtE projects generate revenue from three primary sources: 1) fees charged for operating facilities or for receiving waste for disposal (waste and service revenue); 2) the sale of electricity and/or steam (energy revenue); and 3) the sale of ferrous and non-ferrous metals that are recovered from the waste stream as part of the WtE process (recycled metals revenue). We may also generate other operating revenue from the construction, expansion or upgrade of a facility, when a public-sector client owns the facility. Our customers for waste services or facility operations are principally public-sector entities, though we also market disposal capacity at certain facilities to commercial customers.

We also operate and/or have ownership positions in environmental services businesses, transfer stations and landfills (primarily for ash disposal) that are ancillary and complementary to our WtE projects and generate additional revenue from disposal or service fees.

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

Waste and Service Revenue

Service Fee

Service fee revenue is generated from the operations and maintenance services that we provide to owned and operated WtE facilities. We provide multiple waste disposal services aimed at operating and maintaining the facilities. Service fee revenue is generally based on an expected annual operating fee in relation to annual guaranteed waste processing and excess tonnage fees. The fees charged represent one performance obligation to operate and maintain each facility. Variable consideration primarily consists of fees earned for processing excess tonnage above a minimum specified in the contract. We act as the agent in contracts for the sale of energy and metals in service fee facilities that we operate and accordingly record revenues net for those contracts.

Tip Fee

Tip fees are generated from the sale of waste disposal services at WtE facilities that we own. We earn a per ton “tipping fee”, generally under long term contractual obligations with our host community and contractual obligations with municipal and commercial waste customers. The tipping fee is generally subject to an annual escalation. The performance obligation in these agreements is to provide waste disposal services for tons of acceptable waste. Revenue is recognized when the waste is delivered to the facility.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors an WtE project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to Plant operating expense in our consolidated statement of operations.

Pass through costs were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Pass through costs	$58	$57	$57

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

We file a consolidated federal income tax return for each of the periods covered by the consolidated financial statements, which includes all eligible U.S. subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements; however, certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received and held by third party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes. These funds include debt service reserves for payment of principal and interest on project debt. Revenue funds are comprised of deposits of revenue received with respect to projects prior to their disbursement. Other funds include escrowed debt proceeds, amounts held in trust for operations, maintenance, environmental obligations, operating lease reserves in accordance with agreements with our clients, and amounts held for future scheduled distributions. Such funds are invested principally in money market funds, bank deposits and U.S. treasury bills.

Restricted fund balances are as follows (in millions):

	As of December 31,
	2020		2019
	Current	Noncurrent	Current	Noncurrent
Debt service funds - principal	$2	$—	$2	$—
Revenue funds	3	—	3	—
Other funds	6	6	13	8
Total	$11	$6	$18	$8

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

We regularly sell certain receivables on a revolving basis to third-party financial institutions up to an aggregate purchase limit (the "Receivables Purchase Agreement" or "RPA"). Transfers under the RPA meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. For additional information, see Note 10. Accounts Receivable Securitization.

Property, Plant and Equipment, net

Property, plant, and equipment acquired in business acquisitions is recorded at our estimate of fair value on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three years for computer equipment to 50 years for certain infrastructure components of WtE facilities. Property, plant and equipment at our service fee operated facilities are not recognized on our balance sheet and any additions, improvements and major expenditures for which we are responsible at our service fee operated facilities are expensed in the period incurred. Our leasehold improvements are depreciated over the life of the lease term or the asset life, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Property, plant and equipment, net consisted of the following (in millions):

	As of December 31,
	2020	2019
Land	$20	$20
Facilities and equipment	4,558	4,463
Landfills (primarily for ash disposal)	80	78
Construction in progress	90	58
Total	4,748	4,619
Less: accumulated depreciation and amortization	(2,327)	(2,168)
Property, plant, and equipment — net	$2,421	$2,451

Depreciation and amortization expense related to property, plant and equipment was $204 million, $201 million, and $199 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Non-cash investing activities related to capital expenditures totaled $13 million, $6 million and $37 million as of December 31, 2020, 2019 and 2018, respectively, and were recorded in Accrued expenses and other current liabilities on our consolidated balance sheets.

Property, plant and equipment is evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. For the years ended December 31, 2020, 2019 and 2018, we recognized an impairment on our property, plant and equipment of zero, $2 million and $63 million, respectively. For additional information, see Note 8. Supplementary Information - Impairment Charges.

Asset Retirement Obligations

We recognize a liability for asset retirement obligations when it is incurred, which is generally upon acquisition, construction, or development. Our liabilities include closure and post-closure costs for landfill cells and site restoration for certain WtE and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows.

Current and noncurrent asset retirement obligations are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheets. Our asset retirement obligation is presented as follows (in millions):

	As of December 31,
	2020	2019
Beginning of period asset retirement obligation	$26	$29
Accretion expense (1)	2	2
Liabilities settled	(3)	(3)
Revisions in estimated cash flows	2	—
Reclassification to assets held for sale	—	(2)
End of period asset retirement obligation	27	26
Less: current portion	(3)	(4)
Noncurrent asset retirement obligation	$24	$22
 (1) Accretion expense was included in Plant operating expense in the consolidated statements of operations.

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

Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable over their estimated useful life. In reviewing for recoverability, we compare the carrying amount of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than the assets carrying amount, the carrying amount is compared to the assets fair value. If the assets fair value is less than the carrying amount an impairment charge is recognized to reduce the assets carrying amount to its fair value. For the years ended December 31, 2020, 2019 and 2018, we recognized an impairment on our intangible assets of zero, zero and $22 million, respectively. For additional information, see Note 8. Supplementary Information - Impairment Charges and Note 12. Intangible Assets and Goodwill.

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

We performed the required annual impairment review of our recorded goodwill for our two reporting units as of October 1, 2020. We performed a qualitative assessment and concluded that the fair value of the reporting units exceed the carrying value as of the testing date.

For additional information, see Note 12. Intangible Assets and Goodwill and Note 8. Supplementary Information - Impairment Charges.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accumulated Other Comprehensive Income ("AOCI")

The changes in accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2018	$(23)	$2	$(12)	$(33)
Cumulative effect change in accounting for ASU 2018-02	—	1	—	1
Balance at January 1, 2019	(23)	3	(12)	(32)
Other comprehensive (loss) income	(7)	—	4	(3)
Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive income (loss)	22	—	(19)	3
Balance at December 31, 2020	$(8)	$3	$(27)	$(32)

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

Defined Contribution Plans

Substantially all of our employees in the U.S. are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to defined contribution plans were $20 million, $20 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Share Repurchases

Under our share repurchase program, common stock repurchases may be made, from time to time, in the open market, in privately negotiated transactions, or by other available methods, at management’s discretion and in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions, and whether any restrictions then exist under our policies relating to trading in compliance with securities laws. Purchase price over par value for share repurchases are allocated to additional paid-in capital up to the weighted average amount per share recorded at the time of initial issuance of our common stock, with any excess recorded as a reduction to retained earnings. There were no share repurchases for the years ended December 31, 2020, 2019 and 2018.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include: useful lives of long-lived assets, asset retirement obligations, construction expense estimates,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
unbilled service receivables, fair value of financial instruments, fair value of the reporting units for goodwill impairment analysis, fair value of long-lived assets for impairment analysis, renewable energy credits, stock-based compensation, cash flows and taxable income from future operations, valuation allowance for deferred taxes, liabilities related to uncertain tax positions, allowances for uncollectible receivables, and liabilities related to employee medical benefit obligations and certain litigation.

Accounting Pronouncements Recently Adopted

In August 2019, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as amended by ASU 2021-01
This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.
The amendment in ASU 2021-01 clarifies that all derivative instruments affected by changes to interest rates used for discounting, margining or contract price alignment are in the scope of Accounting Standards Codification ("ASC") 848.
First quarter of 2020 through December 31, 2022.
Generally, our debt agreements and interest rate derivatives contracts include a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our consolidated financial statements.
During the second quarter of 2020, we elected to adopt the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In addition, we elected to adopt the expedient to not reassess the conclusions reached on embedded derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This standard was issued with the intent to simplify various aspects of income taxes. The standard requires a prospective basis of adoption and a retrospective basis adjustment for amendments related to franchise taxes.
		First quarter of 2021, early adoption is permitted.	The guidance removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3. NEW BUSINESS AND ASSET MANAGEMENT

Zhao County, China Venture

On December 31, 2019, we made an equity investment in a venture that signed a concession agreement with Zhao County, China for the construction and operation of a new 396,000 metric ton-per-year WtE facility located approximately 200 miles from Beijing ("Zhao County"). The project is being developed jointly by Covanta and a strategic local partner, Longking Energy Development Co. Ltd. Construction began in April 2020, with completion expected in 2021.

As of December 31, 2020 and 2019, our equity investment in the venture totaled $7 million and $5 million, respectively, and was included in Other assets on our consolidated balance sheets, which represented a 26% ownership interest. We are required to contribute an additional RMB 61 million ($9 million) by the end of 2021, at which point our eventual ownership interest in the venture is expected to increase to 49%.

In January 2020, in connection with our Zhao County agreement, we obtained local equity financing in the amount of RMB 61 million ($9 million), the proceeds of which we provided to the project in the form of a shareholder loan. The loan is due in January 2022 and is collateralized through a pledge of our equity in the project. As of December 31, 2020, the shareholder loan balance was $9 million and was included in Other assets on our consolidated balance sheets. The total estimated project cost is RMB 650 million ($93 million), of which RMB 488 million ($75 million) will be financed through non-recourse project debt.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Covanta Energy Asia Pacific Holdings Ltd., a wholly owned Covanta entity, issued a parent guarantee for $15 million of the total debt. The fair market value of the guarantee liability is deemed to be immaterial.

Green Investment Group Limited ("GIG") Joint Ventures

In December 2017, we entered into a strategic partnership with GIG, a subsidiary of Macquarie Group Limited, to develop WtE projects in the UK and Ireland.

Protos

In December 2020, we reached financial close on the Protos Energy Recovery Facility (“Protos”), a 400,000 metric ton-per-year, 49 megawatt WtE facility under construction in Cheshire, England. Through a 50/50 jointly-owned and governed entity Covanta Green Protos Holding Ltd., we and GIG own a 75% interest in Protos with Biffa plc, a UK waste services provider, holding the remaining 25% interest. Biffa will provide approximately 60% of the waste supply to the project, and we will provide operations and maintenance ("O&M") services, in each case under a 20-year arrangement. Protos is expected to commence commercial operations in 2024.

In connection with the transaction, we received $19 million (£14 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 37.5% in the project (50% investment in Covanta Green Protos Holding Ltd.). For the year ended December 31, 2020, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $17 million (£13 million) in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of December 31, 2020, $6 million of the consideration received remains in Covanta Green Protos Holding Ltd. and is expected to be utilized for future equity contributions in projects in the UK.

As of December 31, 2020, our equity method investment of $6 million and a shareholder loan of $1 million related to this project were included in Other assets on our consolidated balance sheets. The fair value of our retained equity investment in Covanta Green Protos Holding Ltd. was determined by the fair value of the consideration received from GIG for the right to invest in 37.5% in the project.

Newhurst

In February 2020, we reached financial close on the Newhurst Energy Recovery Facility (“Newhurst”), a 350,000 metric ton-per-year, 42 megawatt WtE facility under construction in Leicestershire, England. Through a 50/50 jointly-owned and governed entity Covanta Green UK Ltd. ("Covanta Green"), we and GIG own a 50% interest in Newhurst with Biffa plc, holding the remaining 50% interest. Biffa will provide approximately 70% of the waste supply to the project, and we will provide O&M services, in each case under a 20-year arrangement. Newhurst is expected to commence commercial operations in 2023.

In connection with the transaction, we received $8 million (£5 million) of total consideration for the value of our development costs incurred to date and related fees and for GIG’s right to invest 25% in the project (50% investment in Covanta Green). For the year ended December 31, 2020, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $9 million (£7 million) in Net gain on sale of business and investments in our condensed consolidated statement of operations. As of December 31, 2020, $4 million of the consideration received remains in Covanta Green and is expected to be utilized for future equity contributions in projects in the UK.

As of December 31, 2020, our equity method investment of $9 million and a shareholder loan of $3 million related to this project were included in Other assets on our consolidated balance sheets. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 25% in the project.

Rookery

In March 2019, we reached financial close on the Rookery South Energy Recovery Facility (“Rookery”), a 545,000 metric ton-per-year, 60 megawatt WtE facility under construction in Bedfordshire, England. Through a 50/50 jointly-owned and governed entity Covanta Green, we and GIG own an 80% interest in the project. We co-developed the project with Veolia ES (UK) Limited (“Veolia”), who owns the remaining 20%. We provide technical oversight during construction and will provide O&M services for the facility, and Veolia will be responsible for supplying at least 70% of the waste processing capacity. The facility is expected to commence commercial operations in the first half of 2022.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In connection with the transaction, we received $44 million (£34 million) of total consideration for the value of our development costs incurred to date and related fees, and for GIG’s right to invest 40% in the project (50% investment in Covanta Green). For the year ended December 31, 2019, as a result of this consideration and a step-up in the fair value of our retained equity investment, we recorded a gain of $57 million in Net gain on sale of business and investments in our consolidated statement of operations. As of December 31, 2020 and 2019, $17 million and $22 million, respectively, of the consideration received remains in Covanta Green and is expected to be utilized for future equity contributions in projects in the UK.

As of December 31, 2020 and 2019, our equity method investment of $4 million and $9 million, respectively, was included in Other assets on our condensed consolidated balance sheets. The fair value of our retained equity investment in Covanta Green was determined by the fair value of the consideration received from GIG for the right to invest in 40% in the project.

Earls Gate

In December of 2018, we reached financial close on the Earls Gate Energy Centre project ("Earls Gate"), a 215,000 metric ton-per-year, 21.5 megawatt equivalent generation capacity WtE facility to be built in Grangemouth, Scotland. GIG and Covanta together hold a 50% equity ownership in the project company, through a 50/50 joint venture, Covanta Jersey Assets Ltd., with co-investor and developer Brockwell Energy owning the remaining 50% stake. The Earls Gate facility is expected to commence operations in 2023.

As of December 31, 2020 and 2019, our equity investment of $9 million, for each of the years, and a shareholder loan of $16 million and $15 million, respectively, related to this project were included in Other assets on our consolidated balance sheets. For further information, see Note 13. Equity Method Investments.

Dublin WtE

During 2017, we completed construction of the Dublin WtE facility ("Dublin WtE"), a 600,000 metric ton-per-year, 58 megawatt facility in Dublin, Ireland. Operational commencement began in October 2017.

Covanta Europe Assets, Ltd. ("CEAL"), is structured as a 50/50 joint venture. As an initial step, we contributed 100% of Dublin WtE into CEAL, and GIG acquired a 50% ownership in CEAL for €136 million ($167 million). We retained a 50% equity interest in CEAL and retained our role as O&M service provider for the Dublin WtE.

On February 12, 2018, GIG's investment in CEAL closed and we received gross proceeds of $167 million ($98 million, net of existing restricted cash), which we used to repay borrowings under our revolving credit facility. The sale resulted in our loss of a controlling interest in Dublin WtE, which required the entity to be deconsolidated from our financial statements as of the sale date. For the year ended December 31, 2018, we recorded a gain on the loss of a controlling interest of the business of $204 million which was included in Net gain on sale of business and investments on our consolidated statement of operations. The gain resulted from the excess of proceeds received plus the fair value of our non-controlling interest in Dublin WtE over our carrying value. The fair value of our investment was determined by the fair value of the consideration received for the 50% acquired by GIG. There were no basis differences between the fair value of the acquired investment in CEAL and the carrying amounts of the underlying net assets as they were fair valued contemporaneously as of the sale date.

As of December 31, 2020 and 2019, our equity investment of $153 million and $143 million, respectively, was included in Other assets on our consolidated balance sheets. For further information, see Note 13. Equity Method Investments.

Palm Beach Resource Recovery Acquisition

In September 2018, we acquired the Palm Beach Resource Recovery Corporation ("PBRRC") for $46 million. PBRRC holds long-term contracts for the O&M services of two WtE facilities located in Palm Beach County, Florida.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 4. DISPOSITIONS AND ASSETS HELD FOR SALE

Divestiture of Springfield and Pittsfield WtE facilities

During the second quarter of 2019, as part of our ongoing asset rationalization and portfolio optimization efforts, we divested our Pittsfield and Springfield WtE facilities. During the first quarter of 2019, we determined that the assets and liabilities associated with these facilities met the criteria for classification as assets held for sale, but did not meet the criteria for classification as discontinued operations as this sale did not represent a strategic shift in our business. For the year ended December 31, 2019, we recognized a loss of $11 million, which was included in Net gain on sale of business and investments in our condensed consolidated statement of operations.

Sale of Hydro Facility Investment

In July 2018, we sold our equity interests in a hydroelectric facility located in the state of Washington for proceeds of approximately $12 million. For the year ended December 31, 2018, we recorded a gain of $7 million related to this transaction which was included in Net gain on sale of business and investments on our consolidated statement of operations.

China Investments

In February 2018, we sold our remaining investment in Sanfeng Environment to CITIC for proceeds of $13 million and recorded a gain on the sale of $6 million, which was included in Net gain on sale of business and investments on our condensed consolidated statement of operations for the year ended December 31, 2018.

NOTE 5. EQUITY AND EARNINGS PER SHARE ("EPS")

Equity

As of December 31, 2020, there were 136 million shares of common stock issued of which 132 million shares were outstanding; the remaining 4 million shares of common stock issued but not outstanding were held as treasury stock.

As of December 31, 2020, there were 10 million shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

In May 2014, the stockholders of the Company approved the Covanta Holding Corporation 2014 Equity Award Plan (the “Plan”). In May 2019, the stockholders of the Company approved amendments to the Plan, including the authorization of additional shares of the Company’s common stock issuable under the Plan. For additional information, see Note 7. Stock-Based Award Plans.

EPS

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	132	131	130
Dilutive effect of stock options, restricted stock and restricted stock units	—	2	2
Diluted weighted average common shares outstanding	132	133	132
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	3	—	—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 6. REVENUES

Disaggregation of revenue

A disaggregation of revenue from contracts with customers is presented on our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. See Note 1. Organization and Summary of Significant Accounting Policies for a discussion of our reportable segment.

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

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligation primarily consists of the fixed consideration contained in our contracts. As of December 31, 2020, our total remaining performance obligation was $6.0 billion, of which we expect to recognize 11% and 10% in 2021 and 2022, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Contract Balances

The following table reflects the balance in our contract assets, which we classify as accounts receivable - unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheets (in millions):

	December 31, 2020	December 31, 2019
Unbilled receivables	$23	$16
Deferred revenue	$17	$18

For the year ended December 31, 2020, revenue recognized that was included in deferred revenue on our consolidated balance sheet at the beginning of the period totaled $6 million.

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

NOTE 7. STOCK-BASED AWARD PLANS

Stock-Based Award Plans

In May 2014, the stockholders of the Company approved the Plan to provide incentive compensation to non-employee directors, officers and employees, and to consolidate the two previously existing equity compensation plans into a single plan: the Company’s Equity Award Plan for Employees and Officers (the “Former Employee Plan”) and the Company’s Equity Award Plan for Directors (the “Former Director Plan,” and together with the Former Employee Plan, the “Former Plans”). Shares that were available for issuance under the Former Plans will be available for issuance under the Plan. In May 2019, the Company’s stockholders authorized and approved amendments to the Plan, including the authority to issue an additional 6.0 million shares of the Company’s common stock.

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

Stock-Based Compensation

Generally, we recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three years. Forfeitures are accounted for as they occur. Stock-based compensation expense is as follows (in millions, except for weighted average years):

	Total Stock-Based Compensation Expense			Unrecognized stock-based compensation expense	Weighted-average years to be recognized
	Year Ended December 31,
	2020	2019	2018	As of December 31, 2020
Restricted Stock Units	$19	$17	$14	$9	1.5
Performance Awards	$9	$6	$5	$4	1.7
Restricted Stock Awards	$—	$2	$5	$—	0.2
Stock Options	$1	$—	$—	$2	1.7
Tax benefit related to compensation expense	$3	$5	$5

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
During the year ended December 31, 2020, we withheld 432,967 shares of our common stock in connection with tax withholdings for vested stock awards. As of December 31, 2020, there were approximately 4 million shares of common stock available for future issuance under our equity plans.

Restricted Stock Units ("RSUs")

We award RSUs to eligible employees and our directors that entitle the recipient to receive shares of our common stock as the units vest. We calculate the fair value of RSUs based on the closing price of our stock on the date the award was granted.

During the year ended December 31, 2020, we awarded certain employees grants of RSUs that will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2021, 2022, and 2023.

During the year ended December 31, 2020, we awarded RSUs for annual director compensation and for quarterly director fees for certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these restricted stock units to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

Changes in nonvested RSUs as of December 31, 2020 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	2,272	$15.86
Granted	2,075	$10.75
Vested	(686)	$15.80
Forfeited	(178)	$13.58
Nonvested at the end of the year	3,483	$12.84

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $10.75, $16.70, and $14.87, respectively. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $11 million, $10 million, and $8 million, respectively.

Performance Awards

Performance awards represent a contingent right to receive shares of our common stock based on performance targets and consist of two types of awards, cumulative free cash flow ("FCF") awards and total stockholder return ("TSR") awards. Issuance and payment of the performance award is dependent upon the employee’s continued employment during the performance period and the achievement of performance goals achieved.

For our FCF and TSR awards, we recognize compensation costs ratably over the performance period. The FCF Awards and the TSR Awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Monte Carlo valuation assumptions utilized for the TSR awards were:

	2020	2019	2018
Expected life (1)	2.81 years	2.82 years	2.82 years
Expected stock price volatility (2)	28.06%	3.28%	2.63%
Risk-free interest rate (3)	0.56%	2.48%	2.38%
Stock price (4)	$10.95	$16.35	$14.80
(1)Represents the remaining performance measurement period as of the valuation date.
(2)Based on each entity’s historical stock price volatility over the remaining performance measurement period.
(3)The risk free rate equals the yield, as of the grant date, on zero coupon U.S. Treasury STRIPS that have a term equal to the length of the remaining performance measurement period.
(4)The stock price is the closing price of our common stock on the grant date.

Changes in performance awards as of December 31, 2020 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	1,193	$16.57
Granted	629	$10.89
Vested	(410)	$16.30
Forfeited	(22)	$13.15
Nonvested at the end of the year	1,390	$14.13

The weighted-average grant-date fair value of performance awards granted during the years ended December 31, 2020, 2019, and 2018 was $10.89, $17.90, and $15.50, respectively. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $7 million, $6 million and zero, respectively.

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

During the year ended December 31, 2020, we awarded our director's RSAs for the annual director compensation. We determined the service vesting condition of these restricted stock awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

Changes in nonvested restricted stock awards as of December 31, 2020 were as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at the beginning of the year	242	$16.26
Granted	26	$8.41
Vested	(235)	$16.30
Forfeited	(3)	$15.90
Nonvested at the end of the year	30	$9.12

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The weighted-average grant-date fair value of RSAs granted during the years ended December 31, 2020, 2019, and 2018 was $8.41, $17.64, and $15.20 respectively. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018, was $4 million, $7 million, and $11 million, respectively.

Stock Options

We have awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately and expire over 10 years. Stock options awarded to employees typically vest annually over 3 years and expire over 6 years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. We use the Black-Scholes option pricing model for determining the estimated fair value for stock options.

The weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

2020 Grants
Expected stock price volatility	36.1%
Risk-free interest rate	0.4%
Expected life of options (in years)	5
Expected dividend yield	4.2%
Weighted-average grant date fair value of the options	$1.54

The following table summarizes activity and balance information of the options under the Plan as of December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share amounts)
Outstanding at the beginning of the year	25	$20.58
Granted	2,250	$7.62
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—
Outstanding at the end of the year	2,275	$7.76	5.8	$12,398
Options exercisable at year end	25	$20.58	3.5	$—

(1)The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2020. The intrinsic value changes based on the fair market value of our common stock.

NOTE 8. SUPPLEMENTARY INFORMATION

Other Operating Expense, net

Insurance Recoveries

Fairfax County WtE Facility

In February 2017, our Fairfax County WtE facility experienced a fire in the front-end receiving portion of the facility. During the first quarter of 2017, we completed our evaluation of the impact of this event and recorded an immaterial asset impairment, which we have since recovered from insurance proceeds. The facility resumed operations in December 2017.

The cost of repair or replacement of assets and business interruption losses for the above matter was insured under the terms of applicable insurance policies, subject to deductibles.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We recorded insurance gains, as a reduction to Other operating expense, net in our consolidated statement of operations as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Insurance gains for property and clean-up costs, net of impairment charges	$1	$—	$18
Insurance gains for business interruption costs, net of costs incurred	$1	$2	$19

Impairment Charges

Impairment charges were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Impairment charges	$19	$2	$86

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

We continued to monitor the CES reporting unit for impairment through the end of 2020, and believe the assumptions utilized were reasonable and commensurate with the views of a market participant. As part of the qualitative assessment, we updated key assumptions, including lowering the discount rate, increasing forecasts for revenue, and the operating margin. The results of the qualitative assessment indicated that it is not more likely than not the fair value of CES reporting unit is less than its carrying amount. For additional information, see Note 1. Organization and Summary of Significant Accounting Policies - Goodwill and Note 12. Intangible Assets and Goodwill.

During the year ended December 31, 2018, we identified an indicator of impairment associated with certain of our WtE facilities where the current expectation is that, more likely than not, the assets will not be operated through their previously estimated economic useful life. We performed recoverability tests to determine if these facilities were impaired as of the respective balance sheet date. As a result, based on expected cash flows utilizing Level 3 inputs, we recorded a non-cash impairment charge for the year ended December 31, 2018 of $86 million, to reduce the carrying value of the assets to their estimated fair value.

For more information regarding fair value measurements, see Note 14. Financial Instruments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in millions):

	As of December 31,
	2020	2019
Prepaid expenses	$32	$27
Other receivable	26	22
Spare parts	23	20
Other	36	36
Total prepaid expenses and other current assets	$117	$105

Operating expenses, payroll and related expenses	$137	$139
Deferred revenue	10	12
Accrued liabilities to client communities	26	16
Interest payable	46	27
Dividends payable	15	38
Insurance premium financing	28	24
Other	41	36
Total accrued expenses and other current liabilities	$303	$292

Geographic Information

Our operations are principally located in the U.S. The summary of our operating revenues and total assets by geographic region was as follows (in millions):

	U.S.	Other	Total
Operating Revenue:
Year Ended December 31, 2020	$1,832	$72	$1,904
Year Ended December 31, 2019	$1,800	$70	$1,870
Year Ended December 31, 2018	$1,785	$83	$1,868

	U.S.	Other	Total
Total Assets:
As of December 31, 2020	$3,305	$401	$3,706
As of December 31, 2019	$3,466	$249	$3,715
As of December 31, 2018	$3,635	$208	$3,843

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 9. INCOME TAXES

We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below. The components of income tax (benefit) expense were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$2	$—	$—
State	(10)	2	1
Foreign	—	—	1
Total current	(8)	2	2
Deferred:
Federal	(7)	(4)	(1)
State	(3)	(4)	(25)
Foreign	—	(1)	(5)
Total deferred	(10)	(9)	(31)
Total income tax benefit	$(18)	$(7)	$(29)

Domestic and foreign pre-tax (loss) income was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(55)	$(25)	$(43)
Foreign	5	22	160
Total	$(50)	$(3)	$117

The effective income tax rate was 37%, 264%, and (25)% for the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in the effective tax rate for the year ended December 31, 2020, compared to the year ended December 31, 2019 is primarily due to the to the combined effects of (i) the impact of a smaller gain on the Newhurst and Protos transaction in 2020 compared to gain on the Rookery transaction in 2019, (ii) a discrete tax benefit adjustment in 2020 related to tax carryforwards and (iii) the discrete tax benefit related to the release of State FIN 48 reserve for uncertain tax position.

A reconciliation of our income tax (benefit) expense at the federal statutory income tax rate of 21% to our income tax benefit at the effective tax rate is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income tax (benefit) expense at the federal statutory rate	$(10)	$(1)	$25
State and other tax benefit	(2)	(1)	(1)
Tax rate differential on foreign earnings	(1)	(2)	(3)
Gain on sale of business	(4)	(9)	(44)
Permanent differences	2	4	5
Impact of state apportionment & tax rate	1	(2)	(13)
Change in valuation allowance	2	1	3
Liability for uncertain tax positions	(9)	(1)	(4)
Tax reform transition tax	—	—	1
Other	3	4	2
Total income tax benefit	$(18)	$(7)	$(29)
We had consolidated federal net operating loss carryforwards (“NOLs”) estimated to be approximately $239 million for federal income tax purposes as of December 31, 2020. The majority of these NOLs will expire in 2033 and beyond, if not used.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In addition to the consolidated federal NOLs, as of December 31, 2020, we had state NOL carryforwards of approximately $508 million, which expire between 2030 and 2039, net foreign NOL carryforwards of approximately $181 million with some expiring between 2021 and 2039. The federal tax credit carryforwards include production tax credits of $60 million expiring between 2024 and 2040, and research and experimentation tax credits of $1 million expiring between 2027 and 2033. Additionally, we had state income tax credits of $1 million.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
NOLs	$106	$90
Accrued and prepaid expenses	67	63
Tax credits	49	49
Interest expense	14	26
Other	12	8
Total gross deferred tax asset	248	236
Less: valuation allowance	(72)	(65)
Total deferred tax asset	176	171
Deferred tax liabilities:
Property, plant and equipment	496	517
Intangible assets	29	17
Other, net	13	9
Total gross deferred tax liability	538	543
Net deferred tax liability	$362	$372

U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2020 and 2019. Foreign undistributed earnings were considered permanently invested, therefore no provision for U.S. income taxes was accrued as of December 31, 2020 and 2019.

Deferred tax assets relating to employee stock-based compensation deductions were reduced to reflect exercises of non-qualified stock option grants and vesting of restricted stock. Some exercises of non-qualified stock option grants and vesting of restricted stock resulted in tax deductions in excess of previously recorded benefits resulting in a "shortfall".

 A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2017	$48
Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	1
Reductions for lapse in applicable statute of limitations	(2)
Reductions for tax positions of prior years	(8)
Balance at December 31, 2018	41
Additions based on tax positions related to the current year	2
Reductions for lapse in applicable statute of limitations	(1)
Reductions for tax positions of prior years	(2)
Balance at December 31, 2019	40
Additions based on tax positions related to the current year	2
Reductions for lapse in applicable statute of limitations	(7)
Balance at December 31, 2020	$35

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The uncertain tax positions, exclusive of interest and penalties, were $35 million and $40 million as of December 31, 2020 and 2019, respectively, which also represent potential tax benefits that if recognized, would impact the effective tax rate.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. As of December 31, 2020 and 2019, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $1 million and $6 million, respectively.

Audits for federal income tax returns are closed for the years through 2010. However, the Internal Revenue Service ("IRS") can audit the NOLs generated during those years in the years that the NOLs are utilized.

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

NOTE 10. ACCOUNTS RECEIVABLE SECURITIZATION

In December 2020, we amended our existing agreement whereby we regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) from $100 million up to an increased aggregate purchase limit of $120 million. Transfers under the RPA meet the requirements to be accounted for as sales in accordance with the Transfers and Servicing topic of FASB Accounting Standards Codification. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.28% for the year ended December 31, 2020.

Amounts recognized in connection with the RPA were as follows (in millions):

	For the Year Ended December 31,
	2020	2019
Accounts receivable sold and derecognized	$789	$224
Cash proceeds received (1)	$788	$223
Loss on accounts receivable sold (2)	$—	$2

	December 31,
	2020	2019
Pledged receivables (3)	$128	$142
(1)Of this amount, $99 million, represented the initial transfer upon commencement of the RPA, which is net of transaction fees and the structuring discount for the year ended December 31, 2019. Furthermore, the additional $20 million, net of transaction fees and the structuring discount, represented incremental transfer upon commencement of the amended RPA for the year ended December 31, 2020. The remainder represented proceeds from collections reinvested in revolving-period transfers. This amount was included in Net cash provided by operating activities on our consolidated statement of cash flows.
(2)Recorded in Other operating expense, net on our consolidated statements of operations. Amount included initial transaction costs of $1 million and a guarantee expense of less than $1 million related to the pledged receivables for the year ended December 31, 2019.
(3)Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 3, 2021 or such later date as agreed in writing with the Purchasers. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of December 31, 2020, we were in compliance with the covenants and no termination events had occurred. As of December 31, 2020, the maximum amount available under the RPA was utilized.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NOTE 11. CREDIT LOSSES

We are exposed to credit losses primarily from our trade receivables from waste disposal services, sale of electricity and/or steam and the sale of ferrous and non-ferrous metals.

Changes in the allowance for credit losses of our trade receivables for the year ended December 31, 2020 were as follows (in millions):

Balance as of December 31, 2019	$9
Provision for expected credit losses	1
Write-offs charged against the allowance	(2)
Balance as of December 31, 2020	$8

The Company held the following shareholder loans in connection with our equity method investments (in millions):

	December 31,
	2020	2019
Included in prepaid expenses and other assets	$27	$22
Included in other assets - long-term	29	15
	$56	$37

We assess the collectability of the shareholder loans each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of December 31, 2020, there were no expected credit losses associated with our shareholder loans.

NOTE 12. INTANGIBLE ASSETS AND GOODWILL

Our intangible assets and liabilities are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their useful lives. Waste and service contract liabilities, net, were included as a component of Other liabilities on our consolidated balance sheets.

Intangible assets consisted of the following (in millions):

		As of December 31, 2020			As of December 31, 2019
	Remaining Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Waste, service and energy contracts	18	$447	$227	$220	$447	$211	$236
Customer relationships, permits and other	5	53	36	17	52	30	22
Intangible assets, net		$500	$263	$237	$499	$241	$258

Waste and service contracts (liability)	16	$(67)	$(62)	$(5)	$(72)	$(66)	$(6)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table details the amount of amortization expense and contra-expense associated with our intangible assets and liabilities that was included in our consolidated statements of operations for each of the years indicated (in millions):

	Year Ended December 31,
	2020	2019	2018
Intangible assets	$21	$22	$20
Waste and service contracts (contra-expense)	$(1)	$(2)	$(2)
The following table details the amount of estimated amortization expense associated with our intangible assets and liabilities expected to be included in our consolidated statements of operations for each of the years indicated as of December 31, 2020 (in millions):

	Year Ended December 31,
	2021	2022	2023	2024	2025
Intangible assets	$20	$20	$18	$15	$15

The future contra-expense associated with our intangible assets and liabilities expected to be included in our consolidated statements of operations through December 31, 2025 is not material.

The weighted average number of years prior to the next renewal period for contracts that we have an intangible recorded is 7 years.

Goodwill

The following table details the changes in carrying value of goodwill (in millions):

Total
Balance at December 31, 2018	$321
Goodwill related to acquisitions	—
Balance at December 31, 2019	321
Impairment charges (1)	(19)
Balance at December 31, 2020	$302
(1)For additional information, see Note 1. Organization and Summary of Significant Accounting Policies - Goodwill and Note 8. Supplementary Information - Impairment Charges.

As of December 31, 2020, goodwill of approximately $39 million was deductible for federal income tax purposes.

NOTE 13. EQUITY METHOD INVESTMENTS

Investments accounted for under the equity method of $188 million and $167 million were included in Other assets in our consolidated balance sheets as of December 31, 2020 and 2019, respectively. Shareholder loans of $29 million and $15 million, respectively, related to our UK and China projects were included in Other assets in our consolidated balance sheets. For additional information on our equity investments in Ireland, the UK and China, see Note 3. New Business and Asset Management.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Our ownership percentages in our equity method investments were as follows:

	December 31,
Ownership interest:	2020	2019
Dublin WtE (Ireland) (1)	50%	50%
Ambiente 2000 S.r.l. (Italy)	40%	40%
Earls Gate (UK) (2)	25%	25%
Rookery WtE (UK) (3)	40%	40%
Newhurst (UK) (4)	25%	—%
Protos (UK) (5)	37.5%	—%
Zhao County WtE (China) (6)	26%	26%
(1)We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture with GIG, Covanta Europe Assets Ltd.
(2)We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate.
(3)We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green.
(4)We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green.
(5)We have a 37.5% indirect ownership of Protos through our 50/50 joint venture with GIG, Covanta Green Protos Holding Ltd.
(6)We have a 26% interest in Zhao County through our venture with Longking Energy Development Co. Ltd.

Summarized financial information of our equity method investments is presented as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Statement of Operations:
Operating revenue	$119	$120	$112
Operating income	$26	$28	$31
Net income	$8	$11	$13

		As of December 31,
		2020	2019
Balance Sheet:
Current assets		$235	$180
Long-term assets		$1,518	$1,008
Current liabilities		$127	$104
Long-term liabilities		$1,212	$735

We serve as the O&M service provider for the Dublin WtE facility which is owned by CEAL, our joint venture with GIG. For the years ended December 31, 2020 and 2019, we recognized $31 million and $30 million, respectively, in revenues related to this agreement.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of December 31, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

The following financial instruments are recorded at their estimated fair value. The following table presents information about the recurring fair value measurement of our assets and liabilities as of December 31, 2020 and 2019:

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2020	2019

		(In millions)
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	11	12
Total assets:		$13	$14
Liabilities:
Derivative liability — interest rate swaps (3)	2	$10	$2
Total liabilities:		$10	$2
(1)Included in Other assets in the consolidated balance sheets.
(2)The short-term balance was included in Prepaid expenses and other current assets and the long-term balance was included in Other assets in the consolidated balance sheets.
(3)The short-term balance was included in Accrued expenses and other current liabilities and the long-term balance was included in Other liabilities in the consolidated balance sheets.

The following financial instruments were recorded at their carrying amount (in millions):

	As of December 31, 2020		As of December 31, 2019
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,414	$2,492	$2,383	$2,459
Project debt	$125	$130	$133	$138

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

NOTE 15. DERIVATIVE INSTRUMENTS

Energy Price Risk

We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of December 31, 2020 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2021	2.1
2022	0.2
Total	2.3

As of December 31, 2020 and December 31, 2019, the fair value of the energy derivative asset was $11 million and $12 million, respectively. The change in fair value was recorded as a component of AOCI.

During the year ended December 31, 2020, cash provided by energy derivative settlements of $36 million was included in the change in net cash provided by operating activities on our consolidated statement of cash flows.

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

Interest Rate Swaps

We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under the senior secured revolving credit facility and the term loan of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, we entered into pay-fixed, receive-variable swap agreements on $200 million notional amount of our variable rate debt under the Credit Facilities. The interest rate swaps are designated specifically to the Credit Facilities as a cash flow hedge and are recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities, see Note 16. Consolidated Debt.

As of December 31, 2020, the fair value of the interest rate swap derivative liability of $10 million was recorded in short-term and long-term liabilities on our condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16. CONSOLIDATED DEBT

Consolidated debt is as follows (in millions):

	Average Rate (1)	December 31, 2020	December 31, 2019
LONG-TERM DEBT:
Revolving credit facility expiring 2023	2.55%	$222	$183
Term loan, net due 2023	3.15%	374	384
Credit Facilities Sub-total		$596	$567
Senior Notes due 2025-2030		1,200	1,200
Less: deferred financing costs related to senior notes		(16)	(14)
Senior Notes Sub-total		$1,184	$1,186
Tax-exempt bonds due 2024-2045		$544	$544
Less: deferred financing costs related to tax-exempt bonds		(4)	(5)
Tax-Exempt Bonds Sub-total		$540	$539
Equipment financing arrangements due 2021 through 2031		78	85
Finance leases (2)		7	6
China venture loan due 2022 (see Note 3)		9	—
Total long-term debt		$2,414	$2,383
Less: current portion		(18)	(17)
Noncurrent long-term debt		$2,396	$2,366
PROJECT DEBT:
Project debt related to service fee structures		$45	$47
Union County WtE facility finance lease (tip fee structure)		78	84
Unamortized debt premium, net		2	2
Total project debt		$125	$133
Less: Current portion		(9)	(8)
Noncurrent project debt		$116	$125
TOTAL CONSOLIDATED DEBT		$2,539	$2,516
Less: Current debt		(27)	(25)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,512	$2,491
(1)During the years ended December 31, 2020 and 2019, we entered into interest rate swap agreements to swap to a fixed rate the variable portion of our interest rate expense on $200 million of notional amount of debt under the Credit Facilities. See Note 15. Derivative Instruments for further information.
(2)Excludes Union County WtE facility finance lease which is presented within project debt in our consolidated balance sheets.

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

Unutilized Capacity under Revolving Credit Facility

As of December 31, 2020, we had unutilized capacity under the Revolving Credit Facility as follows (in millions):

	Total Facility Commitment	Expiring	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$222	$235	$443

Repayment Terms

As of December 31, 2020, the Term Loan has mandatory principal payments of approximately $10 million in each year through 2022 and a final repayment of $355 million due at maturity in 2023. The Credit Facilities are pre-payable at our option at any time.

Interest and Fees

Borrowings under the Credit Facilities bear interest, at our option, at either a base rate or a Eurodollar rate plus an applicable margin determined by a pricing grid based on Covanta Energy’s leverage ratio. Base rate is defined as the higher of (i) the Federal Funds Effective Rate plus 0.50%, (ii) the rate the administrative agent announces from time to time as it's per annum “prime rate” or (iii) U.S. Dollar London Interbank Offered Rate (“USD LIBOR”), or a comparable replacement rate, plus 1.00%. Base rate borrowings under the Revolving Credit Facility bear interest at the base rate plus an applicable margin ranging from 0.50% to 1.50%. Eurodollar borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. Fees for issuances of letters of credit include fronting fees equal to 0.15% per annum and a participation fee for the lenders equal to the applicable interest margin for USD LIBOR rate borrowings. We will incur an unused commitment fee ranging from 0.30% to 0.50% determined by a pricing grid based on Covanta Energy’s leverage ratio on the unused amount of commitments under the Revolving Credit Facility.

Borrowings under the Term Loan bear interest at either (i) the base rate plus an applicable margin ranging from 0.75% to 1.00% or (ii) USD LIBOR plus an applicable margin ranging from 1.75% to 2.00%, in each determined by a pricing grid based on Covanta Energy’s leverage ratio.

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

Credit Agreement Covenants

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants, that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of December 31, 2020.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The negative covenants of the Credit Facilities limit our and our restricted subsidiaries’ ability to, among other things:
•incur additional indebtedness (including guarantee obligations);
•create certain liens against or security interests over certain property;
•pay dividends on, redeem, or repurchase our capital stock or make other restricted junior payments;
•enter into agreements that restrict the ability of our subsidiaries to make distributions or other payments to us;
•make investments;
•consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis;
•dispose of certain assets; and
•make certain acquisitions.

The financial maintenance covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:
•A maximum Leverage Ratio of 4.00 to 1.00 for the trailing four quarter period, which measures the principal amount of Covanta Energy’s consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated in the Credit Agreement (“Credit Agreement Adjusted EBITDA”). The definition of Credit Agreement Adjusted EBITDA in the Credit Facilities excludes certain non-recurring and non-cash charges and may incorporate certain pro forma adjustments.
•A minimum Interest Coverage Ratio of 3.00 to 1.00, which measures Covanta Energy’s Credit Agreement Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy as calculated in the Credit Agreement.

Senior Notes

The table below summarizes our aggregate principal amount of senior unsecured notes, our ("Senior Notes"):

Maturity	Rate	December 31, 2020	December 31, 2019
		(In millions)
2030	5.000%	$400	$—
2027	6.000%	400	400
2025	5.875%	400	400
2024	5.875%	—	400
		$1,200	$1,200

Senior Notes due 2030 (the "2030 Senior Notes")

In August 2020, we issued $400 million aggregate principal amount of Senior Notes due 2030. The 2030 Senior Notes bear interest at 5.00% per annum, payable semi-annually on March 1 and September 1 of each year commencing on March 1, 2021, and will mature on September 1, 2030. Net proceeds from the sale of the 2030 Senior Notes were approximately $393 million and were used, along with cash on hand and direct borrowings under our Revolving Credit Facility, to fund the optional redemption of all of our 5.875% Senior Notes due 2024 ("2024 Senior Notes") and to pay transaction fees and expenses and accrued interest. The 2030 Senior Notes are governed by and issued pursuant to the Indenture dated January 18, 2007 between us and Wells Fargo Bank, National Association, as trustee, (the “Base Indenture”) and the Seventh Supplemental Indenture dated as of August 25, 2020. In connection with this issuance, we recognized $7 million of deferred financing costs which will be amortized over the term of the 2030 Senior Notes.

During the year ended December 31, 2020, in connection with the redemption of the 2024 Senior Notes, we recorded a Loss on extinguishment of debt of $10 million in our condensed consolidated statements of operations consisting of $8 million of redemption premium and a $2 million write-off of remaining deferred financing costs.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

During the year ended December 31, 2018, as a result of the redemption, we recorded a prepayment charge of $9 million and a write-off of the remaining deferred financing costs of $3 million recognized in our consolidated statements of operations as a Loss on extinguishment of debt. The 2027 Senior Notes are governed by and issued pursuant to the Base Indenture and the Sixth Supplemental Indenture dated as of October 1, 2018.

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

Senior Notes due 2024 (the "2024 Senior Notes")

In March 2014, we issued $400 million aggregate principal amount of 5.875% Senior Notes due March 2024. The 2024 Senior Notes were redeemed in August 2020.

Our Senior Notes are:
•general unsecured obligations of Covanta and are not guaranteed by any of our subsidiaries;
•rank equally in right of payment with all of our existing and future senior unsecured indebtedness that is not subordinated in right of payment to the Senior Notes;
•are effectively subordinated in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness;
•are structurally subordinated to any existing and future liabilities of any of our subsidiaries, including Covanta Energy, including their guarantees under certain of our Tax-Exempt Bonds;
•governed by the Base Indenture as supplemented by the supplemental indentures;
•are subject to redemption at our option, in whole or in part, subject to the terms of their respective supplemental indentures; and
•are redeemable at our option using the proceeds of certain equity offerings subject to the terms of their respective supplemental indentures.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Tax-Exempt Bonds

Our Tax-Exempt Bonds are summarized in the table below:

Series	Maturity	Coupon	December 31, 2020	December 31, 2019

			(In millions)
New Hampshire Series 2020A	2043	3.625%	$40	$—
New Hampshire Series 2020B	2045	3.750%	90	—
Pennsylvania Series 2019A	2039	3.250%	50	50
New Hampshire Series 2018A	2027	4.000%	20	20
New Hampshire Series 2018B	2042	4.625%	67	67
New Hampshire Series 2018C	2042	4.875%	82	82
New York Series 2018A	2042	4.750%	130	130
New York Series 2018B	2024	3.500%	35	35
Virginia Series 2018A-1	2038	5.000%	30	30
New Jersey Series 2015A	2045	5.250%	—	90
Pennsylvania Series 2015A	2043	5.000%	—	40
			$544	$544

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

New Hampshire 2020 Tax-Exempt Bonds

In August 2020, we entered into a loan agreement with the National Finance Authority ("NFA"), a component unit of the Business Finance Authority of New Hampshire, under which they agreed to issue $39.4 million 3.625% Resource Recovery Refunding Revenue Bonds Series 2020A, maturing on July 1, 2043, and $90 million 3.750% Resource Recovery Refunding Revenue Bonds Series 2020B, maturing on July 1, 2045 (collectively the "New Hampshire 2020 Bonds").

The net proceeds of the New Hampshire 2020 Bonds were used to redeem at par the outstanding principal balance of our previously outstanding New Jersey Series 2015A and Pennsylvania Series 2015A bonds.

In connection with the refinancing transaction, we recorded deferred financing costs of $1 million, which are being amortized through July 2, 2040, the mandatory tender date. In addition, during the year ended December 31, 2020, we recorded a $1 million write-off of unamortized issuance costs associated with the previously outstanding debt, which was recognized as a Loss on extinguishment of debt in our condensed consolidated statement of operations. The New Hampshire 2020 Bonds are our senior unsecured obligations and are not guaranteed by any of our subsidiaries.

Pennsylvania Tax-Exempt Bonds

In August 2019, we entered into a loan agreement with the Pennsylvania Economic Development Financing Authority ("PEDFA") under which they agreed to issue $50 million in aggregate principal amount of tax-exempt Solid Waste Disposal Bonds for the purpose of funding qualified capital expenditures at certain of our facilities in Pennsylvania and paying related costs of issuance (the “Pennsylvania Bonds”). The Pennsylvania Bonds bear interest at a fixed rate of 3.25%, payable on February 1 and August 1 of each year, and have a legal maturity of August 1, 2039. The Pennsylvania Bonds are senior unsecured obligations of Covanta Holding Corporation and are not guaranteed by any of our subsidiaries.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
New Hampshire and New York 2018 Tax Exempt Bonds

In September 2018, we completed a refinancing transaction involving the issuance by the NFA, a component unit of the Business Finance Authority of the State of New Hampshire, of $170 million aggregate principal amount of Resource Recovery Bonds Series 2018A, 2018B and 2018C (the "New Hampshire Series”) and the issuance by the Niagara Area Development Corporation of $165 million aggregate principal amount of Solid Waste Disposal Facility Refunding Revenue Bonds Series 2018A and 2018B (the “New York Series”).

The net proceeds of both issuances were loaned to us for the purpose of redeeming the outstanding principal balance of our previously outstanding Massachusetts Development Finance Agency 2012 Series bonds and Niagara Area Development Corporation Series 2012 bonds.

In connection with the 2018 refinancing transaction, we recorded deferred financing costs of $3 million, which are being amortized over the term of the New Hampshire and New York Series bonds. In addition, we recorded a $3 million write-off of unamortized issuance costs associated with the previously outstanding debt which was recognized as a Loss on extinguishment of debt in our condensed consolidated statement of operations for the year ended December 31, 2018. The New Hampshire and New York Series 2018 bonds are our senior unsecured obligations and are not guaranteed by any of our subsidiaries.

Virginia Tax-Exempt Bonds

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

Union County WtE Facility Finance Lease Arrangement

In June 2016, we extended the lease term related to the Union County WtE facility through 2053, which resulted in capital lease treatment for the revised lease. We recorded a lease liability of $104 million, calculated utilizing an incremental borrowing rate of 5.0% which was included in long-term project debt on our consolidated balance sheet. The lease includes certain periods of contingent rentals based upon plant performance as either a share of revenue or a share of plant profits. These contingent payments have been excluded from the calculation of the lease liability and instead will be treated as a period expense when incurred. Please see Note 17. Leases for further information.

Equipment Financing Arrangements

In 2014, we entered into equipment financing arrangements to finance the purchase of barges, railcars, containers and intermodal equipment related to our New York City contract. During March 2019, we commenced operations at the East 91st Street Marine Transfer Station, which is the second of a pair of marine transfer stations utilized under a 20-year waste transport and disposal agreement between Covanta and New York City's Department of Sanitation ("DSNY"). In accordance with the contract, we are responsible for purchasing and maintaining a sufficient number of transportation assets to allow the DSNY owned transfer stations to effectively handle the expected volumes of waste. As such, we entered into financing arrangements for the purchase of railcars, trailers, containers and barges (the "Equipment") to continue to meet the requirements of the DSNY contract. We commenced investing in the Equipment during 2019 and borrowed $31 million during the year ended December 31, 2019. The borrowings maturity dates range from 2024 and 2031 with fixed interest rates ranging from 3.55% to 4.75%.

The outstanding borrowings under the equipment financing arrangements were $78 million as of December 31, 2020, and have mandatory payments remaining as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter
Future minimum payments	$7	$7	$8	$7	$5	$44

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Depreciation associated with these assets was included in Depreciation and amortization expense on our consolidated statement of operations. For additional information, see Note 1. Organization and Summary of Significant Accounting Policies - Property, Plant and Equipment.

Project Debt

The maturities of project debt as of December 31, 2020 are as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter
Project debt (1)	$2	$2	$2	$2	$3	$34
(1) Amounts exclude the Union County WtE facility finance lease discussed above.

Project debt associated with the financing of North American WtE facilities is arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds or other borrowings. For those facilities we own, that project debt is recorded as a liability on our consolidated balance sheets. Generally, debt service for project debt related to Service Fee structures is the primary responsibility of municipal entities, whereas debt service for project debt related to Tip Fee structures is paid by our project subsidiary from project revenue expected to be sufficient to cover such expense.

Payment obligations for our project debt associated with WtE facilities are generally limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are typically secured by the revenue pledged under the respective indentures and by a mortgage lien and a security interest in the respective WtE facility and related assets. As of December 31, 2020, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $494 million and restricted funds held in trust of approximately $7 million.

Rates on our project debt as of December 31, 2020 were as follows:

	Minimum	Maximum
Project debt related to service fee structures due through 2035	5.00%	5.00%
Project debt related to tip fee structures due through 2053 (1)	5.00%	5.00%
(1) Union County WtE facility finance lease discussed above.

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. For each of the years ended December 31, 2020, 2019 and 2018, amortization of deferred financing costs included as a component of interest expense totaled $4 million, $5 million and $5 million, respectively.

NOTE 17. LEASES

On January 1, 2019, we adopted ASU 2016-02 Leases (Topic 842), also referred to as ASC 842, using the modified retrospective method and recognized a right of use ("ROU") asset and liability in our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We determine if an arrangement contains a lease at inception.

Our leases consist of leaseholds on WtE facilities, land, trucks and automobiles, office space, and machinery and equipment. We utilized a portfolio approach in determining our discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

ASC 842 provides that leases with a term of 12 months or less are not recorded on the balance sheet. The guidance also provides practical expedients whereby we have elected to not record a right of use asset or right of use liability for leases with an asset balance that would be considered immaterial. Furthermore, non-lease components are not separated from lease components and instead we account for each separate lease component and non-lease component associated with that lease as a single lease component.

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

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019
Finance leases:
Amortization of assets, included in Depreciation and amortization expense	$8	$7
Interest on lease liabilities, included in Interest expense	4	4
Operating leases:
Amortization of assets, included in Total operating expense	7	8
Interest on lease liabilities, included in Total operating expense	2	2
Total net lease cost	$21	$21

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, included in Other assets	$43	$46

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$6	$6
Noncurrent operating lease liabilities, included in Other liabilities	43	46
Total operating lease liabilities	$49	$52

Finance leases:
Property and equipment, at cost	$170	$168
Accumulated amortization	(33)	(25)
Property and equipment, net	$137	$143

Current obligations of finance leases, included in Current portion of project debt	$6	$6
Finance leases, net of current obligations, included in Project debt	72	78
Current obligations of finance leases, included in Current portion of long-term debt	1	—
Finance leases, net of current obligations, included in Long-term debt	6	6
Total finance lease liabilities	$85	$90

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$9	$10
Financing cash flows related to finance leases	$7	$6

Weighted average remaining lease term (in years):
Operating leases	11.4	11.9
Finance leases	31.1	32.3

Weighted average discount rate:
Operating leases	4.58%	4.64%
Finance leases	5.06%	5.05%

Maturities of lease liabilities were as follows (in millions):

	December 31, 2020
	Operating Leases	Finance Leases
2021	$9	$12
2022	8	12
2023	7	12
2024	7	11
2025	6	13
2026 and thereafter	27	92
Total lease payments	64	152
Less: Amounts representing interest	(15)	(67)
Total lease obligations	$49	$85

Disclosures related to periods prior to the adoption of ASC 842

Rental expense was $23 million for the year ended December 31, 2018.

NOTE 18. COMMITMENTS AND CONTINGENCIES

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of December 31, 2020 and 2019, accruals for our loss contingencies approximated $4 million and $3 million, respectively.

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

Lower Passaic River Matter. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) notified our subsidiary, Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex’s LPRSA costs to date are not material to its financial position and results of operations; however, to date the EPA has not sought any LPRSA remedial costs or natural resource damages against PRPs. In March 2016, the EPA released the Record of Decision (“ROD”) for its Focused Feasibility Study of the lower 8 miles of the LPRSA; the EPA’s selected remedy includes capping/dredging of sediment, institutional controls and long-term monitoring. In June 2018, PRP Occidental Chemical Corporation (“OCC”) filed a federal Superfund lawsuit against 120 PRPs including Essex with respect to past and future response costs expended by OCC with respect to the LPRSA. The Essex facility started operating in 1990 and Essex does not believe there have been any releases to the LPRSA, but in any event believes any releases would have been de minimis considering the history of the LPRSA; however, it is not possible at this time to predict that outcome or to estimate the range of possible loss relating to Essex’s liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

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

Other Commitments

Other commitments as of December 31, 2020 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$235
Letters of credit — other	79
Surety bonds	142
Total other commitments — net	$456

We issue letters of credit to secure our performance under various contractual undertakings related to our domestic and international projects and to secure obligations under our insurance programs. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under letters of credit issued under the Revolving Credit Facility, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans.

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

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our WtE facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

We have entered into certain guarantees of performance in connection with our recent divestiture activities. Under the terms of the arrangements, we guarantee performance should the guaranteed party fail to fulfill its obligations under the specified arrangements.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
Description	Balance Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance End of Year

	(In millions)
Reserves for doubtful accounts:
Year ended December 31, 2020	$9	$1	$—	$(2)	$8
Year ended December 31, 2019	$8	$2	$—	$(1)	$9
Year ended December 31, 2018	$14	$2	$—	$(8)	$8

Deferred tax valuation allowance:
Year ended December 31, 2020	$65	$8	$—	$(1)	$72
Year ended December 31, 2019	$73	$4	$1	$(13)	$65
Year ended December 31, 2018	$77	$6	$(4)	$(6)	$73

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, (the “Exchange Act”) as of December 31, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2020 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting and the Independent Registered Public Accounting Firm's report appear below in this Item 9A.

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

Information Technology General Controls

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

During the year ended December 31, 2020, we implemented specific changes in process and enhanced controls to address this material weakness, consistent with management’s comprehensive plan of remediation described in our previous disclosure in our 2019 Annual Report on Form 10-K. Specific process and control changes include:

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
•Documented and communicated with business application owners information technology change management procedures;
•Moved all application access to be linked to corporate credentials for timely termination of access;
•Implemented enhanced risk assessment procedures related to changes in the information technology systems environment; and
•Implemented new and enhanced existing logging and reporting capabilities so that changes to applications can be recorded and monitored for propriety.

During the quarters ended March 31, June 30, September 30 and December 31, 2020, we continued to observe the operation of each of the control changes affected as part of our remediation efforts, for the purpose of evaluating their effectiveness over a period of time sufficient for management to conclude whether the reported material weakness has been remediated.

We have concluded that the period of time over which the operating effectiveness of the newly implemented and modified controls have been observed is sufficient for our Chief Executive Officer and Chief Financial Officer to conclude that this material weakness has been effectively remediated. Our management has concluded that the identified material weakness in internal control over financial reporting discussed above was fully remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Effective June 29, 2020, Covanta commenced a managed tax services arrangement with a third party service provider, under which a majority of the U.S. employees in our tax department transitioned from Covanta to the third party service provider.

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Effective September 14, 2020, we reopened our offices in Morristown, NJ, in a limited capacity, but most employees continue to work primarily from home due to pandemic safety precautions. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the year ended December 31, 2020. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

Except as noted in the preceding paragraphs, there have not been any changes in our system of internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention of the overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -

Integrated Framework (2013 Framework). Based on our assessment under the framework in Internal Control - Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears below in this Item 9A.

/s/ MICHAEL W. RANGER
Michael W. Ranger
President and Chief Executive Officer

/s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer

Date: February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Covanta Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Covanta Holding Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Covanta Holding Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flow for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15a and our report dated February 19, 2021, expressed an unqualified opinion thereon.

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
February 19, 2021

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covanta.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference herein from the discussion under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Person Transactions” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Registered Public Accountant Fees” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Documents filed as part of this report:
(1)Consolidated Financial Statements of Covanta Holding Corporation:
Included in Part II of this Report:
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements, for the years ended December 31, 2020, 2019 and 2018
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2020, 2019 and 2018
(2)Financial Statement Schedules of Covanta Holding Corporation:
Included in Part II of this report: Schedule II — Valuation and Qualifying Accounts
Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons. The financial statements included in Exhibit 99.1 are filed as part of Item 15 of the Company's Annual Report filed on February 19, 2021 and should be read in conjunction with the Company's consolidated financial statements. See Exhibit 99.1.
All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3)Exhibits:
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

4.8†
Seventh Supplemental Indenture dated as of August 25, 2020 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2020.

4.9†
Description of common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.8 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 25, 2020).

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

10.15†*
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

10.17†*
Form of Covanta Holding Corporation TSR Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation's Quarterly Report on Form 10-QA dated August 11, 2014 and filed with the SEC on August 11, 2014).

10.18†*
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

10.20†
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

10.21†*
Form of Covanta Holding Corporation 2014 Equity Award Plan Performance Share Award Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation's Current Report on Form 8-K dated March 2, 2016 and filed with the SEC on March 3, 2016).

10.22†*
Form of Covanta Holding Corporation Restricted Stock Award Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.34 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

10.23†*
Form of Covanta Holding Corporation Restricted Stock Unit Agreement for Senior Officers (incorporated herein by reference to Exhibit 10.35 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and filed with the SEC on February 28, 2017).

10.24†
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

10.25†*
Form of Covanta Holding Corporation Non-Qualified Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporations Current Report on Form 8-K dated October 29, 2020 and filed with the SEC on October 29, 2020).

10.26
Second Amendment to Receivables Purchase Agreement dated as of December 15, 2020 among Covanta Finance LLC, as seller, Covanta Energy LLC, individually and as initial servicer, the purchasers and purchaser agents from time to time party hereto and Crédit Agricole Corporate and Investment Bank, as administrator.

10.27†*
Separation Agreement, dated as of November 28, 2020, among Covanta Holding Corporation, Covanta Energy LLC, Covanta Projects, LLC and Stephen J. Jones (incorporated herein by reference to Exhibit 10.1 to Covanta Holding Corporation’s Current Report on Form 8-K dated November 28, 2020 and filed with the SEC on December 3, 2020.)

Other.
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm, EY Iselin, NJ

23.2	Consent of Independent Auditors, EY Dublin, Ireland

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

99.1	Covanta Europe Assets Limited Audited Consolidated Financial Statements as of December 31, 2020. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.

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

COVANTA HOLDING CORPORATION (Registrant)

By:	/S/ MICHAEL W. RANGER
Michael W. Ranger
President and Chief Executive Officer
Date: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL W. RANGER	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Michael W. Ranger

/S/ BRADFORD J. HELGESON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Bradford J. Helgeson

/S/ JOSEPH J. SCHANTZ II	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
Joseph J. Schantz II

/S/ SAMUEL ZELL	Chairman of the Board	February 19, 2021
Samuel Zell

/S/ DAVID M. BARSE	Director	February 19, 2021
David M. Barse

/S/ RONALD J. BROGLIO	Director	February 19, 2021
Ronald J. Broglio

/S/ PETER C. B. BYNOE	Director	February 19, 2021
Peter C. B. Bynoe

/S/ LINDA J. FISHER	Director	February 19, 2021
Linda J. Fisher

/S/ JOSEPH M. HOLSTEN	Director	February 19, 2021
Joseph M. Holsten

/S/ OWEN MICHAELSON	Director	February 19, 2021
Owen Michaelson

/S/ DANIELLE PLETKA	Director	February 19, 2021
Danielle Pletka

/S/ ROBERT S. SILBERMAN	Director	February 19, 2021
Robert S. Silberman

/S/ JEAN SMITH	Director	February 19, 2021
Jean Smith