Form 10-Q
period 2021-03-31
COVANTA HOLDING CORP
filed 2021-04-30
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at April 23, 2021
Common Stock, $0.10 par value	132,972,828

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance and actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2020 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste revenue	$343	$340
Energy revenue	104	93
Materials sales revenue	36	17
Services revenue	15	18
Total operating revenue	498	468
OPERATING EXPENSE:
Cost of operations	398	371
Other operating expense, net	(4)	2
General and administrative expense	33	30
Depreciation and amortization expense	57	58
Impairment charges	—	19
Total operating expense	484	480
Operating income (loss)	14	(12)
OTHER INCOME (EXPENSE):
Interest expense	(31)	(34)
Net gain on sale of business and investments	—	9
Other expense	—	(1)
Total other expense	(31)	(26)
Loss before income tax benefit and equity in net income from unconsolidated investments	(17)	(38)
Income tax benefit	18	5
Equity in net income from unconsolidated investments	1	1
Net income (loss)	$2	$(32)

Weighted Average Common Shares Outstanding:
Basic	132	131
Diluted	137	131

Income (Loss) Per Share
Basic	$0.02	$(0.24)
Diluted	$0.01	$(0.24)

Cash Dividend Declared Per Share	$0.08	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2021	2020

	(Unaudited, in millions)
Net income (loss)	$2	$(32)
Foreign currency translation	(10)	(6)
Net unrealized loss on derivative instruments, net of tax benefit of $3 and $0, respectively	(2)	(4)
Other comprehensive loss	(12)	(10)
Comprehensive loss	$(10)	$(42)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$56	$55
Restricted funds held in trust	10	11
Receivables (less allowances of $7 and $8, respectively)	233	260
Prepaid expenses and other current assets	98	117
Total Current Assets	397	443
Property, plant and equipment, net	2,405	2,421
Restricted funds held in trust	6	6
Intangible assets, net	232	237
Goodwill	302	302
Other assets	300	297
Total Assets	$3,642	$3,706
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$27	$18
Current portion of project debt	9	9
Accounts payable	68	75
Accrued expenses and other current liabilities	270	303
Total Current Liabilities	374	405
Long-term debt	2,411	2,396
Project debt	115	116
Deferred income taxes	338	362
Other liabilities	114	117
Total Liabilities	3,352	3,396
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 133 shares)	14	14
Additional paid-in capital	883	882
Accumulated other comprehensive loss	(44)	(32)
Accumulated deficit	(563)	(554)
Treasury stock, at par	—	—
Total Equity	290	310
Total Liabilities and Equity	$3,642	$3,706
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
	2021	2020

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income (loss)	$2	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57	58
Amortization of deferred debt financing costs	1	1
Net gain on sale of business and investments	—	(9)
Impairment charges	—	19
Stock-based compensation expense	9	8
Equity in net income from unconsolidated investments	(1)	(1)
Deferred income taxes	(20)	(6)
Other, net	(3)	3
Change in working capital	7	20
Net cash provided by operating activities	52	61
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43)	(43)
Proceeds from asset sales	—	3
Investment in equity affiliates	(1)	(10)
Other, net	(1)	(1)
Net cash used in investing activities	(45)	(51)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	9
Proceeds from borrowings on revolving credit facility	97	181
Payments on long-term debt	(5)	(4)
Payments on revolving credit facility	(69)	(146)
Payments on project debt	(1)	(1)
Cash dividends paid to stockholders	(11)	(34)
Payment of insurance premium financing	(9)	(8)
Other, net	(8)	(5)
Net cash used in financing activities	(6)	(8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)
Net increase in cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of period	72	63
Cash, cash equivalents and restricted cash at end of period	$72	$64

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56	$42
Restricted funds held in trust - short term	10	14
Restricted funds held in trust - long term	6	8
Total cash, cash equivalents and restricted cash	$72	$64
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2020	136	$14	$882	$(32)	$(554)	4	$—	$310
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(11)	—	—	(11)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Comprehensive (loss) income, net of income taxes	—	—	—	(12)	2	—	—	(10)
Balance as of March 31, 2021	136	$14	$883	$(44)	$(563)	3	$—	$290

Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303
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

Our WtE facilities earn revenue from the disposal of waste, generally under long-term contracts, the generation of electricity, and from the sale of metals recovered during the WtE process. We operate and/or have ownership positions in 41 WtE facilities currently in commercial operation, 39 of which are located in North America. In total, these facilities process approximately 21 million tons of solid waste annually, equivalent to 8% of the post-recycled municipal solid waste generated in the United States ("U.S."). Our facilities produce approximately 10 million megawatt hours (“MWh”) of baseload electricity annually. We also operate waste management infrastructure, including 13 waste transfer stations, 20 material processing facilities, four landfills (primarily for ash disposal), one metals processing facility, and one ash processing facility (currently in start-up and testing phase), all of which are complementary to our core WtE business. We also have ownership positions in several projects currently in development and/or under construction in the United Kingdom ("UK").

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes thereto required by GAAP for complete condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included in our condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020, was derived from audited annual consolidated financial statements, but does not contain all of the notes thereto from the annual consolidated financial statements. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our 2020 Annual Report on Form 10-K.

Reclassifications

Beginning in the first quarter of 2021, we revised our presentation of revenue to distinguish our waste and service activities between (a) revenue received in connection with accepting waste for processing or disposal and (b) revenue received for performing other services. We also aligned costs for all revenue producing activities, including construction services, under Cost of operations. The change in presentation did not affect our total operating revenue, total operating expense, or operating loss.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The impact of the reclassifications on our unaudited condensed consolidated statement of operations was as follows (in millions):

For the Three Months Ended March 31, 2020
As previously reported		Reclassifications	As adjusted

OPERATING REVENUE:
Waste and service revenue (1) (3)	$346	$(6)	Waste revenue (1) (3)	$340
Energy revenue	93	—	Energy revenue	93
Recycled metals revenue (2) (3)	17	—	Materials sales revenue (2) (3)	17
Other operating revenue (1) (4)	12	6	Services revenue (1) (4)	18
Total operating revenue	$468	$—	Total operating revenue	$468
OPERATING EXPENSE:
Plant operating expense (5)	$361	$10	Cost of operations (5)	$371
Other operating expense, net (5)	12	(10)	Other operating expense, net (5)	2
General and administrative expense	30	—	General and administrative expense	30
Depreciation and amortization expense	58	—	Depreciation and amortization expense	58
Impairment charges	19	—	Impairment charges	19
Total operating expense	$480	$—	Total operating expense	$480
Operating loss	$(12)	$—	Operating loss	$(12)
(1)Reflects reclassification of certain services performed by CES from the former Waste and service revenue category to the new Services revenue category.
(2)Reflects reclassification of the former Recycled metals revenue category to the new Materials sales revenue category.
(3)Reflects reclassification of E-waste recycling revenue from the former Waste and service revenue category to the new Materials sales revenue category.
(4)Reflects reclassification of construction related revenue from the former Other operating revenue category to the new Services revenue category.
(5)Expense classified under the former Plant operating expense category is now included in the new Cost of operations category, which also reflects the reclassification of construction related expense from the Other operating expense, net category.

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments, and interim period income tax accounting for year-to-date losses that exceed projected losses. We adopted this guidance on January 1, 2021 on a prospective basis. The adoption of this guidance did not have an impact on our consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The following table summarizes recent ASU's issued by the FASB that could have a material impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as amended by ASU 2021-01	This standard provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR). The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued.

The amendment in ASU 2021-01 clarifies that all derivative instruments affected by changes to interest rates used for discounting, margining or contract price alignment are in the scope of ASC 848.	First quarter of 2020 through December 31, 2022.	Generally, our debt agreements and interest rate derivatives contracts include a transition clause in the event LIBOR is discontinued, as such, we do not expect the transition of LIBOR to have a material impact on our consolidated financial statements.

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

NOTE 3. EQUITY AND EARNINGS PER SHARE ("EPS")
Equity
Accumulated Other Comprehensive (Loss) Income ("AOCI")
The changes in AOCI are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain	Net Unrealized Loss on Derivatives	Total
Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive loss	(6)	—	(4)	(10)
Balance at March 31, 2020	$(36)	$3	$(12)	$(45)

Balance at December 31, 2020	$(8)	$3	$(27)	$(32)
Other comprehensive loss	(10)	—	(2)	(12)
Balance at March 31, 2021	$(18)	$3	$(29)	$(44)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
EPS

We calculate basic EPS using net earnings for the period and the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the period. Diluted EPS computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock awards and restricted stock units whether or not currently exercisable. Diluted EPS does not include securities if their effect was anti-dilutive.

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	132	131
Dilutive effect of stock options, restricted stock and restricted stock units	5	—
Diluted weighted average common shares outstanding	137	131
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	—	3

NOTE 4. REVENUE
Disaggregation of Revenue
A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. We have one reportable segment which comprises our entire operating business. Beginning in the first quarter of 2021, we revised our presentation of revenue and reclassified the prior years' amounts to conform to the current year's presentation. For additional information, see Note 1. Organization and Basis of Presentation.

Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligations primarily consist of the fixed consideration contained in our contracts. As of March 31, 2021, our total remaining performance obligation was $5.8 billion, of which we expect to recognize 9% for the remainder of 2021 and 11% in 2022.

Contract Balances
The following table reflects the balance in our contract assets, which we classify as Accounts receivable - unbilled and present net in Receivables, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other current liabilities in our condensed consolidated balance sheets (in millions):

	March 31, 2021	December 31, 2020
Unbilled receivables	$26	$23
Deferred revenue	$19	$17

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
For the three months ended March 31, 2021, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $5 million.

NOTE 5. STOCK-BASED AWARD PLANS
During the three months ended March 31, 2021, we awarded certain employees grants of 1,129,705 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2022, 2023, and 2024.

During the three months ended March 31, 2021, we issued 7,035 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of these RSUs to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the three months ended March 31, 2021, we awarded certain employees grants of 319,762 cumulative Free Cash Flow ("FCF") per share and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the three months ended March 31, 2021, we withheld 555,088 shares of our common stock in connection with tax withholdings for vested stock awards.

Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$9	$8

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	March 31, 2021
	Unrecognized stock-based compensation	Weighted-average years to be recognized
Restricted stock units	$18	1.7
Performance awards	$8	2.1
Stock options	$2	1.7

NOTE 6. SUPPLEMENTARY INFORMATION

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the public sector client that sponsors a WtE project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of public sector client reimbursements as a reduction to Cost of operations in our condensed consolidated statement of operations.

Pass through costs were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Pass through costs	$11	$13

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Impairment Charges
Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represented the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date. For the three months ended March 31, 2021, there were no indicators of impairment identified.

Equity Method Investments

Investments in investees and joint ventures accounted for under the equity method, included in Other assets on our condensed consolidated balance sheet, were as follows (in millions, except percentages):

	Ownership Interest as of March 31, 2021	March 31, 2021	Ownership Interest as of December 31, 2020	December 31, 2020
Dublin (Ireland)	50%	$149	50%	$153
Earls Gate (UK)	25%	8	25%	9
Rookery (UK)	40%	11	40%	4
Newhurst (UK)	25%	13	25%	9
Protos (UK)	37.5%	3	37.5%	6
Zhao County (China)	26%	7	26%	7
		$191		$188

For certain of our investment projects, a portion of the consideration received at financial close remained in the project. These amounts are expected to be utilized for future equity contributions in projects in the UK.

The consideration receivable balances included in prepaid expenses and other assets on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2021	December 31, 2020
Rookery (UK)	$15	$17
Newhurst (UK)	4	4
Protos (UK)	5	6
	$24	$27

In connection with certain equity method investments we made contributions in the form of shareholder loans. Our shareholder loan balances included in other assets - long term on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2021	December 31, 2020
Earls Gate (UK)	$16	$16
Newhurst (UK)	4	3
Protos (UK)	2	1
Zhao County (China)	9	9
	$31	$29

For additional information on our shareholder loans in connection with our equity method investments, see Note 9. Credit Losses.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 7. INCOME TAXES
We generally record our interim tax provision based upon a projection of our annual effective tax rate ("AETR"). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. We update the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances and discrete items. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

Our global ETR for the three months ended March 31, 2021 and 2020 was 105% and 13%, respectively, including discrete tax items. The current year increase in the ETR was primarily due to the combined effect of the overall increase in pre-tax income and changes in mix of earnings in certain jurisdictions.

NOTE 8. ACCOUNTS RECEIVABLE SECURITIZATION
We regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $120 million. Transfers under the Receivables Purchase Agreement ("RPA") meet the requirements to be accounted for as sales in accordance with FASB ASC 860, Transfers and Servicing. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.03% for the three months ended March 31, 2021.

Amounts recognized in connection with the RPA were as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Accounts receivable sold and derecognized	$211	$194
Cash proceeds received (1)	$211	$194

	March 31, 2021	December 31, 2020
Pledged receivables (2)	$106	$128
(1)Represents proceeds from collections reinvested in revolving-period transfers. This amount was included in Net cash provided by operating activities on our condensed consolidated statement of cash flows.
(2)Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 3, 2021, or such later date as agreed in writing with the Purchasers. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of March 31, 2021, we were in compliance with the covenants and no termination events had occurred. As of March 31, 2021, the maximum amount available under the RPA was utilized.

NOTE 9. CREDIT LOSSES
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Changes in the allowance for credit losses of our trade receivables for the three months ended March 31, 2021 were as follows (in millions):

Balance as of December 31, 2020	$8
Write-offs charged against the allowance	(1)
Balance as of March 31, 2021	$7

We held the following receivables in connection with our equity method investments (in millions):

	March 31, 2021	December 31, 2020
Included in prepaid expenses and other assets	$24	$27
Included in other assets - long term	31	29
	$55	$56

We assess the collectability of the receivables from our equity method investments each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of March 31, 2021 there were no expected credit losses associated with our equity method investment receivables.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of March 31, 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	March 31, 2021	December 31, 2020
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	—	11
Total assets		$2	$13
Liabilities:
Derivative liability — energy hedges (3)	2	$3	$—
Derivative liability — interest rate swaps (3)	2	7	10
Total liabilities		$10	$10
(1)Included in Other assets in the condensed consolidated balance sheets.
(2)The short-term balance was included in Prepaid expenses and other current assets and the long-term balance was included in Other assets in the condensed consolidated balance sheets.
(3)The short-term balance was included in Accrued expenses and other current liabilities and the long-term balance was included in Other liabilities in the condensed consolidated balance sheets.

The following financial instruments were recorded at their carrying amount (in millions):

	As of March 31, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,438	$2,497	$2,414	$2,492
Project debt	$124	$129	$125	$130

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 11. DERIVATIVE INSTRUMENTS
Energy Price Risk
We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of March 31, 2021 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2021	1.6
2022	0.7
2023	0.1
Total	2.4

As of March 31, 2021, the fair value of the energy derivative liability was $3 million. The change in fair value was recorded as a component of AOCI.

During the three months ended March 31, 2021, cash provided by and used in energy derivative settlements of $8 million and $2 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

During the three months ended March 31, 2020, cash provided by and used in energy derivative settlements of $18 million and zero, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

Interest Rate Swaps
We may utilize derivative instruments to reduce our exposure to fluctuations in cash flows due to changes in variable interest rates paid on our direct borrowings under a senior secured credit facility consisting of a revolving credit facility ("Revolving Credit Facility") and a term loan (“Term Loan”) of our subsidiary Covanta Energy (collectively referred to as the "Credit Facilities"). To achieve that objective, we entered into pay-fixed, receive-variable swap agreements on $200 million notional amount of our variable rate debt under the Credit Facilities. The interest rate swaps are designated specifically to the Credit Facilities as a cash flow hedge and are recorded at fair value with changes in fair value recorded as a component of AOCI. For further information on our Credit Facilities, see Note 12. Consolidated Debt.

As of March 31, 2021, the fair value of the interest rate swap derivative liability of $7 million was recorded in short-term and long-term liabilities on our condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 12. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions, except percentages):

	Average Rate (1)	March 31, 2021	December 31, 2020
LONG-TERM DEBT:
Revolving credit facility	2.00%	$250	$222
Term loan, net	2.74%	372	374
Credit facilities subtotal		$622	$596
Senior notes, net of deferred financing costs		1,184	1,184
Tax-exempt bonds, net of deferred financing costs		540	540
Equipment financing arrangements		76	78
Finance leases (2)		7	7
China venture loan		9	9
Total long-term debt		$2,438	$2,414
Less: current portion		(27)	(18)
Noncurrent long-term debt		$2,411	$2,396

PROJECT DEBT:
Total project debt		$124	$125
Less: current portion		(9)	(9)
Noncurrent project debt		$115	$116

TOTAL CONSOLIDATED DEBT		$2,562	$2,539
Less: current debt		(36)	(27)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,526	$2,512
(1)Includes the effects of the interest rate swap agreement to swap to a fixed rate the variable portion of our interest rate expense on $200 million of notional amount of debt under the Credit Facilities. See Note 11. Derivative Instruments for further information.
(2)Excludes Union County WtE facility finance lease which is presented within project debt in our condensed consolidated balance sheets.

Our subsidiary, Covanta Energy, has the Revolving Credit Facility and the Term Loan. The nature and terms of our Credit Facilities, Senior Notes, Tax-Exempt Bonds, project debt and other long-term debt are described in detail in Note 16. Consolidated Debt in our 2020 Annual Report on Form 10-K.

Unutilized Capacity under Revolving Credit Facility
As of March 31, 2021, we had unutilized capacity under the Revolving Credit Facility as follows (in millions, except years):

	Total Facility Commitment	Expiring Year	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$250	$228	$422
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of March 31, 2021.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 13. LEASES
The components of lease expense were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Finance leases:
Amortization of assets, included in Depreciation and amortization expense	$2	$2
Interest on lease liabilities, included in Interest expense	1	1
Operating leases:
Amortization of assets, included in Total operating expense	2	2
Interest on lease liabilities, included in Total operating expense	1	1
Total net lease cost	$6	$6

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use ("ROU") assets, included in Other assets	$42	$43

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$7	$6
Noncurrent operating lease liabilities, included in Other liabilities	42	43
Total operating lease liabilities	$49	$49

Finance leases:
Property and equipment, at cost	$170	$170
Accumulated amortization	(35)	(33)
Property and equipment, net	$135	$137

Current obligations of finance leases, included in Current portion of project debt	$6	$6
Finance leases, net of current obligations, included in Project debt	70	72
Current obligations of finance leases, included in Current portion of long-term debt	1	1
Finance leases, net of current obligations, included in Long-term debt	6	6
Total finance lease liabilities	$83	$85

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Supplemental cash flow and other information related to leases was as follows (in millions, lease term and discount rate):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3	$2
Financing cash flows related to finance leases	$2	$2

Weighted average remaining lease term (in years):
Operating leases	11.2	11.6
Finance leases	30.8	31.8

Weighted average discount rate:
Operating leases	4.54%	4.63%
Finance leases	5.06%	5.06%

Maturities of lease liabilities were as follows (in millions):

	March 31, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$8	$9
2022	8	12
2023	7	12
2024	7	11
2025	6	13
2026 and thereafter	27	92
Total lease payments	63	149
Less: Amounts representing interest	(14)	(66)
Total lease obligations	$49	$83

As of March 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 14. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of March 31, 2021 and December 31, 2020, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $3 million and $4 million, respectively.

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

Other Commitments
Other commitments as of March 31, 2021 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$228
Letters of credit — other	80
Surety bonds	144
Total other commitments — net	$452

We issue letters of credit to secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance programs. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under letters of credit issued under the Revolving Credit Facility, unreimbursed amounts would be treated under the Credit Facilities as either additional term loans or as revolving loans.

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. For specific criteria related to the redemption features of the Senior Notes and Tax-Exempt Bonds, see Item 8. Financial Statements And Supplementary Data — Note 16. Consolidated Debt of our 2020 Annual Report on Form 10-K.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three months ended March 31, 2021. The financial information as of March 31, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of novel coronavirus ("COVID-19") on the United States and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. In early 2020, we began to see impacts from COVID-19 on the economy and commercial activity in the United States ("U.S."), resulting in reduced volumes and disruptions in waste markets. We have seen an increase in commercial activity and a stabilization of business conditions from the lows in the second quarter of 2020, but the extent of potential impacts from COVID-19 in the future remains uncertain. We cannot predict the potential future impact of the COVID-19 pandemic with new variants of the virus circulating and delays in distributing and administering the vaccine, and it could materially and adversely affect our business, financial condition and results of operations in the future.

While a limited number of our employees have contracted COVID-19, we have followed recommended protocols and have thus far not experienced material disruptions to our operations as result of workforce availability issues. Depending upon the rate, extent, and location of future COVID-19 infection, more widespread infection of our employees could cause significant increases to operating expenses at specific facilities, or the curtailment of operations at such facilities on a temporary basis.

Our waste to energy ("WtE") plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. Residential waste represents the substantial majority of our contracted volumes, and there has been limited impact on these volumes to date. We also process commercial waste, including profiled waste, at many facilities, and while overall volumes of these materials for disposal in the market fell during the early stages of the pandemic, volumes have generally have returned to pre-pandemic levels, and our average revenue per ton levels have returned as well.

As the COVID-19 pandemic is ongoing and the near term worldwide economic outlook remains uncertain, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial statements.

Commodity Markets — Our quarterly results within an operating year may be affected substantially by movements in commodity markets relevant to our business, principally those relating to energy and metals. As noted above, the COVID-19 pandemic has had a dampening effect on prices in these markets. Such factors have caused, and may continue to cause, the portion of our energy revenue exposed to the market and/or our materials sales revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results.

Energy Markets — A portion of our energy revenue is sold under short term arrangements at prevailing market prices. Underlying market prices are affected by a variety of factors not within our control such as weather, natural gas supply/demand conditions (including seasonal storage), regional electricity transmission and system conditions, and global demand. We maintain a disciplined program to hedge our exposure to market price volatility, see Item 1. Financial Statements — Note 11. Derivative Instruments. As a result of our hedging program, we have only a limited amount of exposure to market price volatility in the near term, including for the remainder of 2021.

Metals Markets — We sell recycled ferrous and non-ferrous metals under short term arrangements based on prevailing rates that are affected by regional and global demand for specific types of recycled metals. Demand for ferrous metals is not always consistent with demand for non-ferrous metals, or among different types of non-ferrous metals. In addition, recycled metal prices for both ferrous and non-ferrous materials are impacted directly and indirectly by tariff and trade actions both by the U.S. as well as foreign countries.

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	March 31, 2021	March 31, 2020
Consumer Price Index (1)	2.6%	1.5%
PJM Pricing (Electricity) (2)	$30.22	$18.68
NE ISO Pricing (Electricity) (3)	$50.24	$22.23
Henry Hub Pricing (Natural Gas) (4)	$3.56	$1.91
#1 HMS Pricing (Ferrous Metals) (5)	$367	$236
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.63	$0.39
(1)Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.
(2)Average price per megawatt hours ("MWh") for Q1 2021 and Q1 2020. Pricing for the PJM PSEG Zone is provided by the PJM ISO.
(3)Average price per MWh for Q1 2021 and Q1 2020. Pricing for the Mass Hub Zone is provided by the NE ISO.
(4)Average price per MMBtu for Q1 2021 and Q1 2020. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington DC.
(5)Average price per gross ton for Q1 2021 and Q1 2020. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.
(6)Average price per pound for Q1 2021 and Q1 2020. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

Seasonal — Our quarterly operating results within the same fiscal year typically differ substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We conduct scheduled maintenance periodically each year, which requires that individual boiler and/or turbine units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expense and receive less revenue until the boiler and/or turbine units resume operations. This scheduled maintenance usually occurs during periods of off-peak electric demand and/or lower waste volumes, which are our first, second and fourth fiscal quarters. The scheduled maintenance period in the first half of the year (primarily first quarter and early second quarter) is typically the most extensive, while the third quarter scheduled maintenance period is the least extensive. Given these factors, we normally experience our lowest operating income from our projects during the first half of each year.

Our operating results may also be affected by seasonal weather extremes during summers and winters. Increased demand for electricity and natural gas during unusually hot or cold periods may affect certain operating expenses and may trigger material price increases for a portion of the electricity and steam we sell.

Brexit Implications — In March, 2017, the UK formally notified the European Union ("EU") of its intention to leave the EU (so-called “Brexit”), and on January 31, 2020, the UK formally severed political ties and left the EU. The UK’s economic ties to the EU and its existing trading arrangements with both the EU and countries outside the EU remained in place pending trade agreement renegotiations during a “standstill” transition period through December 31, 2020. The COVID-19 pandemic has created additional challenges in finalizing these trade agreements, but the UK reached a trade deal with the EU on December 24, 2020 ahead of the UK leaving the EU's single market and customs union on December 31, 2020. The UK is now negotiating and renegotiating its trade arrangements with non-EU countries. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with Green Investment Group Limited ("GIG"). The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs and schedule for both existing and potential new UK WtE projects, we do not believe that Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended March 31, 2021 included the following:

•$11 million declared in dividends to stockholders; and
•$2 million for growth investments.

Strategic Review

In October 2020, we announced the launch of a comprehensive strategic review of our assets, operations, growth priorities, and capital structure. This review is an opportunity to explore all options to enhance stockholder value, including assessing plans for each of our business lines and geographies. This review is broad in scope and will be completed in due course. The board of directors appointed Michael Ranger as President and Chief Executive Officer to lead this review and its subsequent execution.

In April 2021, the Company announced that, in connection with the strategic review, it is implementing an overhead cost rationalization program with a target to reduce costs by $30 million on a run rate basis by the end of 2022. Initial efforts on this program have begun, including a voluntary early retirement program.

The Company remains fully engaged in the strategic review process and continues to analyze all of its assets and operations with a goal of unlocking value.

CONSOLIDATED RESULTS OF OPERATIONS

The following general discussions should be read in conjunction with the condensed consolidated financial statements, the notes to the condensed consolidated financial statements and other financial information appearing and referred to elsewhere in this report. We have one reportable segment which comprises our entire operating business.

The comparability of the information provided below with respect to our revenue, expense and certain other items for the periods presented was affected by several factors. As outlined in Item 1. Financial Statements — Note 1. Organization and Basis of Presentation in this quarterly report on Form 10-Q and in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 3. New Business and Asset Management of our 2020 Annual Report on Form 10-K, our business development initiatives, contract transitions, and acquisitions resulted in various transactions, which are reflected in comparative revenue and expense.

Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation. The change in presentation did not affect our total operating revenue, total operating expense, nor operating loss. For further information on the reclassifications, see Item 1. Financial Statements — Note 1. Organization and Basis of Presentation. In addition, comparability of our results was affected by the COVID-19 pandemic as discussed above under Impact of COVID-19 on the U.S. and the global economy. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

The following terms used within the Results of Operations discussion are defined as follows:

•“Organic growth”: reflects the performance of the business on a comparable period-over-period basis, excluding the impacts of transactions and contract transitions.
•“Transactions”: includes the impacts of acquisitions, divestitures, and the addition or loss of operating contracts.
•Contract “transitions”: includes the impact of the expiration of: (a) long-term major waste contracts, most typically representing the transition to a new contract structure, and (b) long-term energy contracts.

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

	Three Months Ended		Variance Increase
	March 31,		(Decrease)
	2021	2020	2021 vs 2020

	(In millions)
OPERATING REVENUE:
Waste revenue	$343	$340	$3
Energy revenue	104	93	11
Materials sales revenue	36	17	19
Services revenue	15	18	(3)
Total operating revenue	498	468	30
OPERATING EXPENSE:
Cost of operations	398	371	27
Other operating expense, net	(4)	2	(6)
General and administrative expense	33	30	3
Depreciation and amortization expense	57	58	(1)
Impairment charges	—	19	(19)
Total operating expense	484	480	4
Operating income (loss)	$14	$(12)	$26

Operating Revenue

Waste Revenue

	Three Months Ended		Variance Increase
	March 31,		(Decrease)
(In millions)	2021	2020	2020 vs 2021
Tip fees	$159	$161	$(2)
Service fees	123	119	4
Waste to energy processing	282	279	3
Materials processing and recycling	25	22	3
Waste handling and disposal	67	67	—
Intercompany	(30)	(28)	(2)
Total waste revenue	$343	$340	$3
Certain amounts may not total due to rounding.

WtE Tons (1)	Three Months Ended		Variance Increase
	March 31,		(Decrease)
(In millions)	2021	2020	2021 vs 2020
Tip fees - contracted	2.0	2.1	(0.1)
Tip fees - uncontracted	0.6	0.6	—
Service fees	2.5	2.6	(0.1)
Total tons	5.1	5.3	(0.2)
(1) Excludes liquid waste.
Certain amounts may not total due to rounding.

For the three month comparative period, total waste revenue increased by $3 million, driven by a $2 million increase in waste to energy processing and a $3 million increase in materials processing and recycling, partially offset by a $2 million decrease in revenue related to the elimination of intercompany transactions. Within waste to energy processing, tipping fees decreased by $2 million, as a $6 million increase in average revenue per ton was more than offset by an $8 million decrease in volume, and service fees increased by $4 million.

Energy Revenue

	Three Months Ended March 31,				Variance Increase (Decrease)
	2021		2020		2021 vs 2020
(In millions)	Revenue (3)	Volume (3)(4)	Revenue (3)	Volume (3)(4)	Revenue	Volume
Energy sales	$76		$77		$(1)
Capacity	10		10		—
Wholesale load serving (1)	11		4		7
Renewable energy credits and other (2)	7		2		5
Total energy revenue	$104	1.6	$93	1.6	$11	(0.1)
(1) Includes wholesale energy load serving revenue not included in Energy sales line, such as transmission and ancillaries.
(2) Primarily relates to all renewable energy credits in 2021 and renewable energy credits sold bundled with energy in 2020.
(3) Covanta share only. Represents the sale of electricity and steam based upon output delivered and capacity provided.
(4) Steam converted to MWh at an assumed average rate of 11 klbs of steam / MWh.
Certain amounts may not total due to rounding.

For the three month comparative period, total energy revenue increased by $11 million, primarily driven by $7 million of wholesale load serving revenue and $5 million of renewable energy credit and other revenue.

Materials Sales Revenue

	Three Months Ended March 31,
	Materials Revenue (In millions)		Tons Recovered (In thousands)		Tons Sold (In thousands) (1)
	2021	2020	2021	2020	2021	2020
Ferrous	$22	$10	114	103	104	91
Non-ferrous	13	7	11	12	8	8
Total materials sales revenue	$36	$17
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, total materials sales revenue increased by $19 million, driven by a $15 million increase in pricing for ferrous and non-ferrous materials, and a $4 million increase due to higher tons sold.

Services Revenue

Services revenue decreased by $3 million for the three month comparative period, primarily due to lower construction revenue.

Operating Expense

Cost of Operations

	Three Months Ended		Variance Increase
	March 31,		(Decrease)
(In millions)	2021	2020	2020 vs 2021
Wages & benefits	$125	$122	$3
Maintenance	105	92	13
Other operating costs	167	157	10
Cost of operations	$398	$371	$27
Certain amounts may not total due to rounding.

Cost of operations increased by $27 million related to higher costs in existing operations for the three month comparative period. The increase within existing operations was primarily driven by higher costs related to maintenance activity of $13 million, additional costs related to wholesale load serving of $8 million and general cost escalation.

Other Operating Expense, net

Other operating expense, net decreased by $6 million for the three month comparative period, primarily driven by a $3 million unrealized gain in foreign exchange on our UK investments and a $1 million gain on the sale of land at our California biomass facilities.

General and Administrative Expense

General and administrative expense increased by $3 million for the three month comparative period primarily due to increases in compensation expense and support costs.

Impairment Charges

For the three months ended March 31, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our Covanta Environmental Solutions ("CES") reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date of March 31, 2020.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three Months Ended March 31, 2021 and 2020

Other (Expense) Income:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2021	2020	2021 vs 2020

	(In millions)
Interest expense	$(31)	$(34)	$3
Net gain on sale of business and investments	—	9	(9)
Other expense	—	(1)	1
Total other expense	$(31)	$(26)	$(5)

During the three months ended March 31, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst development project.

Income Tax Benefit:

	Three Months Ended March 31,		Variance Increase (Decrease)
	2021	2020	2021 vs 2020

	(In millions, except percentages)
Income tax benefit	$18	$5	$13
Effective income tax rate	105%	13%	N/A

The difference between the effective tax rates for the three months ended March 31, 2021 and 2020, respectively, was primarily due to the effect of the overall increase in pre-tax income and changes in mix of earnings in certain jurisdictions.

For additional information, see Item 1. Financial Statements — Note 7. Income Taxes.

Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we use the measure of adjusted earnings before interest taxes depreciation and amortization ("Adjusted EBITDA"), which is a non-GAAP financial measure as defined by the Securities and Exchange Commission ("SEC"). This non-GAAP financial measure is described below, and is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of our business and those of possible acquisition and divestiture candidates, and highlight trends in the overall business.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
Net income (loss)	$2	$(32)
Depreciation and amortization expense	57	58
Interest expense	31	34
Income tax benefit	(18)	(5)
Impairment charges (a)	—	19
Net gain on sale of businesses and investments (b)	—	(9)
Gain on sale of assets	(1)	—
Accretion expense	1	1
Business development and transaction costs	2	—
Severance and reorganization costs	4	—
Stock-based compensation expense	9	8
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	7	6
Capital type expenditures at client owned facilities (c)	14	14
Other (d)	(2)	3
Adjusted EBITDA	$106	$97
(a)During the three months ended March 31, 2020, we recorded a $19 million non-cash impairment charge related to our CES reporting unit.
(b)During the three months ended March 31, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project.
(c)Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.
(d)Added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$52	$61
Capital type expenditures at client owned facilities (a)	14	14
Cash paid for interest	52	39
Cash paid for taxes	1	1
Equity in net income from unconsolidated investments	1	1
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	7	6
Adjustments for working capital and other	(21)	(25)
Adjusted EBITDA	$106	$97
(a) See Adjusted EBITDA — Note (c).

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our unrestricted cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our $1.3 billion senior secured credit facilities, consisting of a $400 million term loan ("Term Loan") and a $900 million revolving credit facility (the "Revolving Credit Facility") (collectively referred to as the "Credit Facilities"), which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our Credit Facilities and other debt, see Item 1. Financial Statements — Note 12. Consolidated Debt.

We expect to utilize a combination of cash flows from operations, borrowings under our Revolving Credit Facility, and other financing sources, as necessary, to fund growth investments in our business.

In 2021, we expect to generate net cash from operating activities that will be sufficient to meet our cash requirements including funding capital expenditures to maintain our existing assets and paying our ongoing dividends to stockholders. If there are any shortfalls, we have available liquidity under our Revolving Credit Facility. For a full discussion of the factors impacting our 2021 business outlook, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Outlook of our 2020 Annual Report on Form 10-K.

We generally intend to refinance our debt instruments prior to maturity with like-kind financing in the bank and/or debt capital markets in order to maintain a capital structure comprised primarily of long-term debt, which we believe appropriately matches the long-term nature of our assets and contracts.

The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We do not anticipate our existing debt covenants to restrict our ability to meet future liquidity needs. For additional information regarding the covenants under our Credit Facilities, see Item 8. Financial Statements and Supplementary Data — Note 16. Consolidated Debt of our 2020 Annual Report on Form 10-K.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt, invest in the growth of our business, and return capital to our stockholders. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements for at least the next twelve months.

Other Factors Affecting Liquidity

As of March 31, 2021, we held unrestricted cash balances of $56 million, of which $37 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of March 31, 2021, we held restricted cash balances of $16 million. Restricted funds held in trust are generally amounts received and held by third-

party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of March 31, 2021, we had unutilized capacity under our Revolving Credit Facility of $422 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 12. Consolidated Debt.

During the three months ended March 31, 2021, dividends declared to stockholders were $11 million or $0.08 per share. Such amounts were paid on April 9, 2021. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of March 31, 2021, the amount remaining under our currently authorized share repurchase program was $66 million.

We do not face any significant debt maturities until 2023 when our Credit Facilities mature. The majority of our capital structure (approximately 80%) is either fixed rate or swapped to fixed. Our floating exposures are the U.S. Dollar London Interbank Offered Rate ("USD LIBOR") based and will fluctuate with USD LIBOR, and current USD LIBOR rates are lower than those prevailing at the same time last year. Further, we believe that we have significant covenant flexibility under the maintenance covenants of our Credit Facilities and expect to remain in full compliance with these covenants.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2021 and 2020

Net cash provided by operating activities for the three months ended March 31, 2021 was $52 million, a decrease of $9 million from the same period in the prior year due to an increase in operating income as discussed above offset by a decrease in working capital driven by the timing of interest payments.

Net cash used in investing activities for the three months ended March 31, 2021 was $45 million, a decrease of $6 million from the same period in the prior year. The decrease in net investing outflow is related to the decrease in our overall investment spending on our UK projects.

Net cash used in financing activities for the three months ended March 31, 2021 was $6 million, as compared to $8 million used in financing activities from the same period in the prior year due to decreased dividend payments offset by decreased net revolver borrowings and loan proceeds in the current year.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of March 31, 2021 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin (Ireland) (1)	$426	50%	$213	Operational
Earls Gate (UK) (2)	108	25%	27	Under construction
Rookery (UK) (3)	292	40%	117	Under construction
Zhao County (China) (4)	42	26%	11	Under construction
Newhurst (UK) (5)	135	25%	34	Under construction
Protos (UK) (6)	116	37.5%	44	Under construction
Total	$1,119		$446
(1)We have a 50% indirect ownership of Dublin WtE, through our 50/50 joint venture, Covanta Europe Assets Ltd.
(2)We have a 25% indirect ownership of Earls Gate, through our 50/50 joint venture with GIG, Covanta Green Jersey Assets Ltd., which owns 50% of Earls Gate. The total estimated project cost is £210 million ($277 million), of which £147 million ($194 million) will be financed through non-recourse project-based debt.
(3)We have a 40% indirect ownership of Rookery through our 50/50 joint venture with GIG, Covanta Green. The total estimated project cost is £457 million ($603 million), of which £310 million ($409 million) will be financed through non-recourse project-based debt.
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

(5)We have a 25% indirect ownership of Newhurst through our 50/50 joint venture with GIG, Covanta Green. The total estimated project cost is £341 million ($422 million), of which £251 million ($311 million) will be financed through non-recourse project-based debt.
(6)We have a 37.5% indirect ownership of Protos through our 50/50 joint venture with GIG, Covanta Green Protos Holding Ltd. The total estimated project cost is £400 million ($546 million), of which £277 million ($378 million) will be financed through non-recourse project-based debt.

For additional information on our equity investments, see Item 1. Financial Statements — Note 6. Supplementary Information — Equity Method Investments and in our 2020 Annual Report on Form 10-K, see Item 8. Financial Statements And Supplementary Data — Note 3. New Business and Asset Management and Note 13. Equity Method Investments.
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

We use the non-GAAP financial measure of Free Cash Flow as criteria of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities, plus changes in operating restricted funds, less expenditures for software implementation and maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our core businesses, such as amounts available for acquisitions, invest in construction of new projects, make principal payments on debt, or return capital to our stockholders through dividends and/or stock repurchases. For additional discussion related to management’s use of non-GAAP measures, see Consolidated Results of Operations — Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three months ended March 31, 2021 and 2020, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
Net cash provided by operating activities	$52	$61
Add: Changes in restricted funds - operating (a)	—	(2)
Less: Software implementation expenditures (b)	—	(1)
Less: Maintenance capital expenditures (c)	(33)	(40)
Free Cash Flow	$19	$18

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

(b) Due to the adoption of ASU 2018-15 effective January 1, 2020, these expenditures, previously included in Maintenance capital expenditures above and Purchases of property, plant and equipment on our consolidated statement of cash flows, are now included in Other, net in the investing section of our consolidated statement of cash flows.

(c) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended March 31,
	2021	2020
Maintenance capital expenditures	$(33)	$(40)
Net maintenance capital expenditures paid but incurred in prior periods	(9)	5

Total ash processing system	(1)	(8)
Total capital expenditures associated with growth investments (d)	(1)	(8)
Total purchases of property, plant and equipment	$(43)	$(43)

(d) Total growth investments represents investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(1)	$(8)
UK business development projects	—	(1)
Investment in equity affiliate	(1)	(10)
Less: Third party project loan proceeds collateralized by project equity	—	9
Total growth investments	$(2)	$(10)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2021 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 .

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

There were no material changes during the three months ended March 31, 2021 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020 .

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews and as further discussed below, our disclosure controls and procedures are effective to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Effective September 14, 2020, we reopened our offices in Morristown, NJ, in a limited capacity, but most employees continue to work primarily from home due to pandemic safety precautions. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended March 31, 2021. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 .

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2021, the Company withheld 555,088 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibits
Other.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32*	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Filed electronically with this report.

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
Date: April 30, 2021