Form 10-Q
period 2021-06-30
COVANTA HOLDING CORP
filed 2021-07-28
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at July 23, 2021
Common Stock, $0.10 par value	133,009,182

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Forward-looking statements are those that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance or actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Forward-looking statements, including, without limitation, statements with respect to the consummation of the transaction with EQT, involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation (“Covanta”), its subsidiaries and joint ventures or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements, in particular, the announced business combination with EQT depends on the satisfaction of the closing conditions to the business combination, and there can be no assurance as to whether or when the business combination will be consummated. For additional information see the Cautionary Note Regarding Forward-Looking Statements in the Company's 2020 Annual Report on Form 10-K and the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q for the period ended June 30, 2021 and in any subsequent filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste revenue	$364	$337	$707	$677
Energy revenue	86	78	190	171
Materials sales revenue	38	20	74	37
Services revenue	18	19	33	37
Total operating revenue	506	454	1,004	922
OPERATING EXPENSE:
Cost of operations	390	351	788	722
Other operating expense, net	3	2	(1)	4
General and administrative expense	33	27	66	57
Depreciation and amortization expense	55	56	112	114
Impairment charges	—	—	—	19
Total operating expense	481	436	965	916
Operating income	25	18	39	6
OTHER (EXPENSE) INCOME:
Interest expense	(32)	(34)	(63)	(68)
Net gain on sale of business and investments	—	—	—	9
Other expense	—	(1)	—	(2)
Total expense	(32)	(35)	(63)	(61)
Loss before income tax (expense) benefit and equity in net income from unconsolidated investments	(7)	(17)	(24)	(55)
Income tax (expense) benefit	(12)	4	6	9
Equity in net income from unconsolidated investments	—	—	1	1
Net loss	$(19)	$(13)	$(17)	$(45)

Weighted Average Common Shares Outstanding:
Basic	133	132	133	132
Diluted	133	132	133	132

Loss Per Share
Basic	$(0.14)	$(0.10)	$(0.13)	$(0.34)
Diluted	$(0.14)	$(0.10)	$(0.13)	$(0.34)

Cash Dividend Declared Per Share	$0.08	$0.08	$0.16	$0.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited, in millions)
Net loss	$(19)	$(13)	$(17)	$(45)
Foreign currency translation	3	6	(7)	—
Pension and postretirement plan unrecognized benefits	—	(1)	—	(1)
Net unrealized loss on derivative instruments, net of tax benefit of ($5), ($2), ($8) and ($2), respectively	(18)	(11)	(20)	(15)
Other comprehensive loss	(15)	(6)	(27)	(16)
Comprehensive loss	$(34)	$(19)	$(44)	$(61)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$54	$55
Restricted funds held in trust	8	11
Receivables (less allowances of $7 and $8, respectively)	242	260
Prepaid expenses and other current assets	85	117
Total Current Assets	389	443
Property, plant and equipment, net	2,398	2,421
Restricted funds held in trust	10	6
Intangible assets, net	227	237
Goodwill	303	302
Other assets	300	297
Total Assets	$3,627	$3,706
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$27	$18
Current portion of project debt	9	9
Accounts payable	79	75
Accrued expenses and other current liabilities	307	303
Total Current Liabilities	422	405
Long-term debt	2,375	2,396
Project debt	111	116
Deferred income taxes	346	362
Other liabilities	119	117
Total Liabilities	3,373	3,396
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 133 shares and 132 shares, respectively)	14	14
Additional paid-in capital	892	882
Accumulated other comprehensive loss	(59)	(32)
Accumulated deficit	(593)	(554)
Treasury stock, at par	—	—
Total Equity	254	310
Total Liabilities and Equity	$3,627	$3,706
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2021	2020

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net loss	$(17)	$(45)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	112	114
Amortization of deferred debt financing costs	2	2
Net gain on sale of business and investments	—	(9)
Impairment charges	—	19
Stock-based compensation expense	18	14
Provision for expected credit losses	—	1
Equity in net income from unconsolidated investments	(1)	(1)
Deferred income taxes	(9)	(9)
Dividends from unconsolidated investments	4	3
Other, net	(2)	3
Changes in working capital	47	62
Changes in noncurrent assets and liabilities, net	3	1
Net cash provided by operating activities	157	155
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(84)	(79)
Proceeds from asset sales	—	3
Investment in equity affiliates	(4)	(10)
Other, net	(1)	(8)
Net cash used in investing activities	(89)	(94)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	9
Proceeds from borrowings on revolving credit facility	179	256
Payments on long-term debt	(9)	(9)
Payments on revolving credit facility	(183)	(237)
Payments on project debt	(5)	(5)
Cash dividends paid to stockholders	(24)	(68)
Proceeds from related party note	—	9
Payments of insurance premium financing	(19)	(16)
Other, net	(7)	(5)
Net cash used in financing activities	(68)	(66)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net decrease in cash, cash equivalents and restricted cash	—	(6)
Cash, cash equivalents and restricted cash at beginning of period	72	63
Cash, cash equivalents and restricted cash at end of period	$72	$57

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54	$39
Restricted funds held in trust - short term	8	10
Restricted funds held in trust - long term	10	8
Total cash, cash equivalents and restricted cash	$72	$57
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2020	136	$14	$882	$(32)	$(554)	4	$—	$310
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(11)	—	—	(11)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Comprehensive (loss) income, net of income taxes	—	—	—	(12)	2	—	—	(10)
Balance as of March 31, 2021	136	$14	$883	$(44)	$(563)	3	$—	$290
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(11)	—	—	(11)
Comprehensive loss, net of income taxes	—	—	—	(15)	(19)	—	—	(34)
Balance as of June 30, 2021	136	14	892	(59)	(593)	3	—	254

Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303
Stock-based compensation expense	—	—	6	—	—	—	—	6
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	1	—	—	—	—	1
Comprehensive loss, net of income taxes	—	—	—	(6)	(13)	—	—	(19)
Balance as of June 30, 2020	136	$14	$867	$(51)	$(550)	4	$—	$280

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The impact of the reclassifications on our unaudited condensed consolidated statement of operations were as follows (in millions):

For the Three Months Ended June 30, 2020
As previously reported		Reclassifications	As adjusted

OPERATING REVENUE:
Waste and service revenue (1) (3)	$344	$(7)	Waste revenue (1) (3)	$337
Energy revenue	78	—	Energy revenue	78
Recycled metals revenue (2) (3)	20	—	Materials sales revenue (2) (3)	20
Other operating revenue (1) (4)	12	7	Services revenue (1) (4)	19
Total operating revenue	$454	$—	Total operating revenue	$454
OPERATING EXPENSE:
Plant operating expense (5)	$340	$11	Cost of operations (5)	$351
Other operating expense, net (5)	14	(12)	Other operating expense, net (5)	2
General and administrative expense	26	1	General and administrative expense	27
Depreciation and amortization expense	56	—	Depreciation and amortization expense	56
Impairment charges	—	—	Impairment charges	—
Total operating expense	$436	$—	Total operating expense	$436
Operating loss	$18	$—	Operating loss	$18

For the Six Months Ended June 30, 2020
As previously reported		Reclassifications	As adjusted

OPERATING REVENUE:
Waste and service revenue (1) (3)	$690	$(13)	Waste revenue (1) (3)	$677
Energy revenue	171	—	Energy revenue	171
Recycled metals revenue (2) (3)	37	—	Materials sales revenue (2) (3)	37
Other operating revenue (1) (4)	24	13	Services revenue (1) (4)	37
Total operating revenue	$922	$—	Total operating revenue	$922
OPERATING EXPENSE:
Plant operating expense (5)	$701	$21	Cost of operations (5)	$722
Other operating expense, net (5)	26	(22)	Other operating expense, net (5)	4
General and administrative expense	56	1	General and administrative expense	57
Depreciation and amortization expense	114	—	Depreciation and amortization expense	114
Impairment charges	19	—	Impairment charges	19
Total operating expense	$916	$—	Total operating expense	$916
Operating loss	$6	$—	Operating loss	$6
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 3. EQUITY AND EARNINGS PER SHARE ("EPS")
Equity
Accumulated Other Comprehensive (Loss) Income ("AOCI")
The changes in AOCI are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss on Derivatives	Total
Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive loss	—	(1)	(15)	(16)
Balance at June 30, 2020	$(30)	$2	$(23)	$(51)

Balance at December 31, 2020	$(8)	$3	$(27)	$(32)
Other comprehensive loss	(7)	—	(20)	(27)
Balance at June 30, 2021	$(15)	$3	$(47)	$(59)

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	133	132	133	132
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	133	132	133	132
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	4	4	4	3

NOTE 4. REVENUE
Disaggregation of Revenue
A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. We have one reportable segment which comprises our entire operating business. Beginning in the first quarter of 2021, we revised our presentation of revenue and reclassified the prior years' amounts to conform to the current year's presentation. For additional information, see Note 1. Organization and Basis of Presentation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligations primarily consist of the fixed consideration contained in our contracts. As of June 30, 2021, our total remaining performance obligation was $5.6 billion, of which we expect to recognize 6% for the remainder of 2021 and 11% in 2022.

Contract Balances
The following table reflects the balance in our contract assets, which we classify as unbilled receivables and present in Receivables in our condensed consolidated balance sheets, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other liabilities in our condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Unbilled receivables	$27	$23
Deferred revenue	$19	$17
For the six months ended June 30, 2021, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $5 million.

NOTE 5. STOCK-BASED AWARD PLANS
During the six months ended June 30, 2021, we awarded certain employees grants of 1,205,316 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2022, 2023, and 2024.

During the six months ended June 30, 2021, we awarded 74,399 RSUs and 14,746 restricted stock awards ("RSAs") for annual director compensation. In addition, during the six months ended June 30, 2021, we issued 13,023 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of the director awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the six months ended June 30, 2021, we awarded certain employees grants of 319,762 cumulative Free Cash Flow ("FCF") per share and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the six months ended June 30, 2021, we withheld 555,345 shares of our common stock in connection with tax withholding for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$9	$6	$18	$14

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	June 30, 2021
	Unrecognized stock-based compensation	Weighted-average years to be recognized
Restricted stock units	$15	1.6
Performance awards	$9	2.0
Stock options	$1	1.6

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

Pass through costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pass through costs	$12	$10	$23	$23

Impairment Charges
Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represented the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date. We performed the required annual impairment review of our recorded goodwill for our two reporting units as of October 1, 2020. We performed a qualitative assessment and concluded that the fair value of the reporting units exceed the carrying value as of the testing date. For the six months ended June 30, 2021, there were no indicators of impairment identified.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Equity Method Investments

Investments in investees and joint ventures accounted for under the equity method, included in Other assets on our condensed consolidated balance sheets, were as follows (in millions, except percentages):

	Ownership interest as of June 30, 2021	June 30, 2021	Ownership interest as of December 31, 2020	December 31, 2020
Dublin (Ireland)	50%	$145	50%	$153
Ambiente 2000 S.r.l. (Italy)	40%	1	40%	—
Earls Gate (UK)	25%	10	25%	9
Rookery (UK)	40%	10	40%	4
Newhurst (UK)	25%	14	25%	9
Protos (UK)	37.5%	3	37.5%	6
Zhao County (China)	26%	7	26%	7
		$190		$188

For certain of our investment projects, a portion of the consideration received at financial close remained in the project. These amounts are expected to be utilized for future equity contributions in projects in the UK.

The consideration receivable balances included in prepaid expenses and other assets on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2021	December 31, 2020
Rookery (UK)	$13	$17
Newhurst (UK)	4	4
Protos (UK)	—	6
	$17	$27

In connection with certain equity method investments we made contributions in the form of shareholder loans. Our shareholder loan balances included in other assets - long term on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2021	December 31, 2020
Earls Gate (UK)	$16	$16
Newhurst (UK)	5	3
Protos (UK)	4	1
Zhao County (China)	9	9
	$34	$29

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

Our global ETR for the six months ended June 30, 2021 and 2020 was 25% and 16%, including discrete tax items. The current year increase in the ETR was primarily due to the effect of the overall increase in pre-tax income.

NOTE 8. ACCOUNTS RECEIVABLE SECURITIZATION
We regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $120 million. Transfers under the Receivables Purchase Agreement ("RPA") meet the requirements to be accounted for as sales in accordance with FASB ASC 860, Transfers and Servicing. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.03% for the six months ended June 30, 2021.

Amounts recognized in connection with the RPA were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Accounts receivable sold and derecognized	$436	$373
Cash proceeds received (1)	$435	$372

	June 30, 2021	December 31, 2020
Pledged receivables (2)	$110	$128
(1)Represents proceeds from collections reinvested in revolving-period transfers. This amount was included in Net cash provided by operating activities on our condensed consolidated statement of cash flows.
(2)Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 3, 2021, or such later date as agreed in writing with the Purchasers. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of June 30, 2021, we were in compliance with the covenants and no termination events had occurred. As of June 30, 2021, the maximum amount available under the RPA was utilized.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Changes in the allowance for credit losses of our trade receivables for the six months ended June 30, 2021 were as follows (in millions):

Balance as of December 31, 2020	$8
Write-offs charged against the allowance	(1)
Balance as of June 30, 2021	$7

We held the following receivables in connection with our equity method investments (in millions):

	June 30, 2021	December 31, 2020
Included in prepaid expenses and other assets	$17	$27
Included in other assets - long term	34	29
	$51	$56

We assess the collectability of the receivables from our equity method investments each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of June 30, 2021 there were no expected credit losses associated with our equity method investment receivables.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of June 30, 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	June 30, 2021	December 31, 2020
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	—	11
Total assets		$2	$13
Liabilities:
Derivative liability — energy hedges (3)	2	$20	$—
Derivative liability — interest rate swaps (3)	2	7	10
Total liabilities		$27	$10
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

The following financial instruments were recorded at their carrying amount (in millions):

	As of June 30, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,402	$2,487	$2,414	$2,492
Project debt	$120	$125	$125	$130

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 11. DERIVATIVE INSTRUMENTS
Energy Price Risk
We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of June 30, 2021 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2021	1.1
2022	1.1
2023	0.2
Total	2.4

As of June 30, 2021, the fair value of the energy derivative liability was $20 million. For the six months ended June 30, 2021, we recorded a $31 million loss for the change in fair value as a component of AOCI.

During the six months ended June 30, 2021, cash provided by and used in energy derivative settlements of $9 million and $3 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

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

As of June 30, 2021, the fair value of the interest rate swap derivative liability of $7 million was recorded in short-term and long-term liabilities on our condensed consolidated balance sheets. For the six months ended June 30, 2021, we recorded a $3 million gain for the change in fair value as a component of AOCI.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 12. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions, except percentages):

	Average Rate (1)	June 30, 2021	December 31, 2020
LONG-TERM DEBT:
Revolving credit facility	1.99%	$218	$222
Term loan, net	2.82%	369	374
Credit facilities subtotal		$587	$596
Senior notes, net of deferred financing costs		1,185	1,184
Tax-exempt bonds, net of deferred financing costs		539	540
Equipment financing arrangements		75	78
Finance leases (2)		7	7
China venture loan		9	9
Total long-term debt		$2,402	$2,414
Less: current portion		(27)	(18)
Noncurrent long-term debt		$2,375	$2,396

PROJECT DEBT:
Total project debt		$120	$125
Less: current portion		(9)	(9)
Noncurrent project debt		$111	$116

TOTAL CONSOLIDATED DEBT		$2,522	$2,539
Less: current debt		(36)	(27)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,486	$2,512
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

Our subsidiary, Covanta Energy, is the borrower of the Revolving Credit Facility and the Term Loan (collectively referred to as the "Credit Facilities"). The nature and terms of our Credit Facilities, Senior Notes, Tax-Exempt Bonds, project debt and other long-term debt are described in detail in Note 16. Consolidated Debt in our 2020 Annual Report on Form 10-K.

Unutilized Capacity under Revolving Credit Facility
As of June 30, 2021, we had unutilized capacity under the Revolving Credit Facility as follows (in millions, except years):

	Total Facility Commitment	Expiring Year	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$218	$229	$453
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of June 30, 2021.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 13. LEASES
The components of lease expense were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance leases:
Amortization of assets, included in Depreciation and amortization expense	$2	$2	$4	$4
Interest on lease liabilities, included in Interest expense	1	1	2	2
Operating leases:
Amortization of assets, included in Total operating expense	2	2	4	4
Interest on lease liabilities, included in Total operating expense	—	—	1	1
Total net lease cost	$5	$5	$11	$11

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use ("ROU") assets, included in Other assets	$40	$43

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$7	$6
Noncurrent operating lease liabilities, included in Other liabilities	40	43
Total operating lease liabilities	$47	$49

Finance leases:
Property and equipment, at cost	$170	$170
Accumulated amortization	(37)	(33)
Property and equipment, net	$133	$137

Current obligations of finance leases, included in Current portion of project debt	$6	$6
Finance leases, net of current obligations, included in Project debt	69	72
Current obligations of finance leases, included in Current portion of long-term debt	1	1
Finance leases, net of current obligations, included in Long-term debt	6	6
Total finance lease liabilities	$82	$85

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Supplemental cash flow and other information related to leases was as follows (in millions, except lease term and discount rate):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$5	$4
Financing cash flows related to finance leases	$4	$3

Weighted average remaining lease term (in years):
Operating leases	11.2	11.4
Finance leases	30.6	31.5

Weighted average discount rate:
Operating leases	4.54%	4.59%
Finance leases	5.06%	5.06%

Maturities of lease liabilities were as follows (in millions):

	June 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$5	$6
2022	8	11
2023	7	11
2024	7	11
2025	6	10
2026 and thereafter	27	94
Total lease payments	60	143
Less: Amounts representing interest	(13)	(61)
Total lease obligations	$47	$82

As of June 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 14. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of June 30, 2021 and December 31, 2020, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $3 million and $4 million, respectively.

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

Other Commitments
Other commitments as of June 30, 2021 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$229
Letters of credit — other	80
Surety bonds	137
Total other commitments — net	$446

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. Under the taxable note indentures, a Change of Control Offer to purchase the Bonds at a purchase price in cash equal to 101% of the principal amount of the Notes would need to be made if (a) a Change of Control (“CoC”) occurs and (b) the Notes are downgraded by either Rating Agency on any date during the period commencing 60 days prior to the consummation of such CoC and ending 60 days following consummation of such CoC. Under the tax-exempt indentures, a Change of Control Offer to purchase the Bonds at a purchase price in cash equal to 101% of the principal amount of the Notes would need to be made, if, inter alia, the long-term credit rating on the tax-exempt bonds is lower than the rating on the Bonds immediately prior to such transaction.

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

NOTE 15. SUBSEQUENT EVENT
On July 14, 2021, we announced that we had entered into a definitive agreement with EQT Infrastructure (“EQT”) whereby EQT will acquire all shares of Covanta common stock for $20.25 per share. The acquisition is subject to Covanta shareholder approval, as well as customary government approvals, and is expected to close in the fourth quarter of this year. The agreement resulted from a competitive sale process and is not subject to a financing condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three and six months ended June 30, 2021. The financial information as of June 30, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of novel coronavirus ("COVID-19") on the United States and the global economy

The COVID-19 pandemic has impacted, and is expected to continue to impact, our employees, our operations, our business and the economy. In early 2020, we began to see impacts from COVID-19 on the economy and commercial activity in the United States, resulting in reduced waste volumes and disruptions in waste markets. We have seen an increase in commercial activity and a stabilization of business conditions from the lows in the second quarter of 2020, but the extent of potential impacts from COVID-19 in the future remains uncertain. We cannot predict the potential future impact of the COVID-19 pandemic with new variants of the virus circulating and delays in distributing and administering the vaccine, and it could materially and adversely affect our business, financial condition and results of operations in the future.

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

Our WtE plants and material processing facilities provide a vital service to our municipal and commercial clients. As waste disposal facilities, they have been recognized as part of Critical Infrastructure by the Department of Homeland Security and as essential services by state and local governments. Residential waste represents the substantial majority of our contracted volumes, and there has been limited impact on these volumes to date. We also process commercial waste, including profiled waste, at many facilities, and while overall volumes of these materials for disposal in the market fell during the early stages of the pandemic, volumes have generally returned to pre-pandemic levels, and our average revenue per ton levels have returned as well.

As the COVID-19 pandemic is ongoing with new variants and the near term worldwide economic outlook remains uncertain, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial statements.

Commodity Markets — Our quarterly results within an operating year may be affected substantially by movements in commodity markets relevant to our business, principally those relating to energy and metals. As noted above, the COVID-19 pandemic has had a dampening effect on prices in these markets in prior periods. Such factors have caused, and may continue to cause, the portion of our energy revenue exposed to the market and/or our materials sales revenue to fluctuate to an extent that may materially affect our quarterly and annual financial results.

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

Metals Markets — We sell recycled ferrous and non-ferrous metals under short term arrangements based on prevailing rates that are affected by regional and global demand for specific types of recycled metals. In addition, recycled metal prices for both ferrous and non-ferrous materials are potentially impacted, directly and indirectly, by tariff and trade actions both by the U.S. as well as foreign countries.

The following are various published pricing indices relating to the U.S. economic drivers that are relevant to those aspects of our business where we have market exposure; however, there is not an exact correlation between our results and changes in these metrics.

	June 30, 2021	June 30, 2020
Consumer Price Index (1)	5.4%	0.6%
PJM Pricing (Electricity) (2)	$24.23	$15.69
NE ISO Pricing (Electricity) (3)	$29.41	$18.23
Henry Hub Pricing (Natural Gas) (4)	$2.94	$1.71
#1 HMS Pricing (Ferrous Metals) (5)	$425	$208
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.71	$0.37
(1)Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.
(2)Average price per megawatt hours ("MWh") for Q2 2021 and Q2 2020. Pricing for the PJM PSEG Zone is provided by the PJM ISO.
(3)Average price per MWh for Q2 2021 and Q2 2020. Pricing for the Mass Hub Zone is provided by the NE ISO.
(4)Average price per MMBtu for Q2 2021 and Q2 2020. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington DC.
(5)Average price per gross ton for Q2 2021 and Q2 2020. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.
(6)Average price per pound for Q2 2021 and Q2 2020. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

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

Brexit Implications — In March, 2017, the United Kingdom formally notified the European Union ("EU") of its intention to leave the EU (so-called “Brexit”), and on January 31, 2020, the UK formally severed political ties and left the EU. The UK’s economic ties to the EU and its existing trading arrangements with both the EU and countries outside the EU remained in place pending trade agreement renegotiations during a “standstill” transition period through December 31, 2020. The COVID-19 pandemic has created additional challenges in finalizing these trade agreements, but the UK reached a trade deal with the EU on December 24, 2020 ahead of the UK leaving the EU's single market and customs union on December 31, 2020. As there are ongoing matters which remain to be agreed to, and the legislative frameworks of both UK and EU law continue to develop (and potentially further diverge), there remains ongoing uncertainty as to the implications of Brexit. The UK is also now negotiating and renegotiating its trade arrangements with non-EU countries. We have studied and consulted with local experts regarding the potential market and economic impacts of Brexit on the UK, with a particular focus on potential impacts to the waste and energy markets as they might affect our plans to expand our business with Green Investment Group Limited ("GIG"). The government of the UK has shown no indication of an intention to rollback or reverse its policy support for environmental protection generally, the renewables market, or for WtE specifically. As such, while Brexit may have some impact on construction costs and schedule for both existing and potential new UK WtE projects, we do not believe that Brexit will materially impact the key market and economic drivers for investment in the combined pipeline of WtE projects we are pursuing jointly with GIG.

Quarter Updates

Capital Allocation

Our key capital allocation activities for the three months ended June 30, 2021 included the following:

•$11 million declared in dividends to stockholders; and
•$3 million for growth investments.

Completion of Strategic Review

In October 2020, we announced the launch of a comprehensive strategic review of our assets, operations, growth priorities, and capital structure. This review was an opportunity to explore all options to enhance stockholder value, including assessing plans for each of our business lines and geographies. The board of directors appointed Michael Ranger as President and Chief Executive Officer to lead this review and its subsequent execution.

In April 2021, we announced that, in connection with the strategic review, we were implementing an overhead cost rationalization program with a target to reduce costs by $30 million on a run rate basis by the end of 2022. Initial efforts on this program have begun, including a voluntary early retirement program.

On July 14, 2021, we announced that we had entered into a definitive agreement with EQT Infrastructure (“EQT”) whereby EQT will acquire all shares of Covanta common stock for $20.25 per share. The acquisition is subject to Covanta shareholder approval, as well as customary government approvals, and is expected to close in the fourth quarter of this year. The agreement resulted from a competitive sale process and is not subject to a financing condition. This transaction represents the conclusion of the strategic review.

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

Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation. The change in presentation did not affect our total operating revenue, total operating expense or operating loss. For further information on the reclassifications, see Item 1. Financial Statements — Note 1. Organization and Basis of Presentation. In addition, comparability of our results was affected by the COVID-19 pandemic as discussed above under Impact of COVID-19 on the U.S. and the global economy. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

			Variance Increase
	Three Months Ended June 30,		(Decrease)
	2021	2020	2021 vs 2020
	(In millions)
OPERATING REVENUE:
Waste revenue	$364	$337	$27
Energy revenue	86	78	8
Materials sales revenue	38	20	18
Services revenue	18	19	(1)
Total operating revenue	506	454	52
OPERATING EXPENSE:
Cost of operations	390	351	39
Other operating expense, net	3	2	1
General and administrative expense	33	27	6
Depreciation and amortization expense	55	56	(1)
Total operating expense	481	436	45
Operating income	$25	$18	$7

			Variance Increase
	Six Months Ended June 30,		(Decrease)
	2021	2020	2021 vs 2020
	(In millions)
OPERATING REVENUE:
Waste revenue	$707	$677	$30
Energy revenue	190	171	19
Materials sales revenue	74	37	37
Services revenue	33	37	(4)
Total operating revenue	1,004	922	82
OPERATING EXPENSE:
Cost of operations	788	722	66
Other operating expense, net	(1)	4	(5)
General and administrative expense	66	57	9
Depreciation and amortization expense	112	114	(2)
Impairment charges	—	19	(19)
Total operating expense	965	916	49
Operating income	$39	$6	$33

Operating Revenue

Waste Revenue

	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Six Months
Tip fees	$169	$158	$328	$319	$11	$9
Service fees	123	115	246	234	8	12
Waste to energy processing	292	273	574	553	19	21
Materials processing and recycling	27	19	52	41	8	11
Waste handling and disposal	75	72	142	139	3	3
Intercompany	(32)	(28)	(62)	(56)	(4)	(6)
Total waste revenue	$364	$337	$707	$677	$27	$30
Certain amounts may not total due to rounding.

WtE Tons (1)	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Six Months
Tip fees - contracted	2.2	2.2	4.2	4.2	—	—
Tip fees - uncontracted	0.4	0.5	1.0	1.1	(0.1)	(0.1)
Service fees	2.6	2.5	5.1	5.1	0.1	—
Total tons	5.2	5.2	10.3	10.5	—	(0.2)
(1) Excludes liquid waste.
Certain amounts may not total due to rounding.

For the three month comparative period, total waste revenue increased by $27 million, driven by a $19 million increase in waste to energy processing and an $8 million increase in materials processing and recycling. Within waste to energy processing, tipping fees increased by $11 million, as a $13 million increase in average revenue per ton was partially offset by a $1 million decrease in volume, and service fees increased by $8 million.

For the six month comparative period, total waste revenue increased by $30 million, driven by a $21 million increase in waste to energy processing, an $11 million increase in materials processing and recycling, and a $3 million increase in waste handling and disposal, partially offset by a $6 million decrease in revenue related to the elimination of intercompany transactions. Within waste to energy processing, tipping fees increased by $9 million, as an $18 million increase in average revenue per ton was partially offset by a $9 million decrease in volume, and service fees increased by $12 million.

Energy Revenue

	Three Months Ended June 30,				Variance Increase (Decrease)
	2021		2020		2021 vs 2020
(In millions)	Revenue (3)	Volume (3)(4)	Revenue (3)	Volume (3)(4)	Revenue	Volume
Energy sales	$63		$57		$6
Capacity	11		10		1
Wholesale load serving (1)	6		9		(3)
Renewable energy credits and other (2)	6		2		4
Total energy revenue	$86	1.6	$78	1.5	$8	0.1

(In millions):	Six Months Ended June 30,				Variance Increase (Decrease)
	2021		2020		2021 vs 2020
	Revenue (3)	Volume (3)(4)	Revenue (3)	Volume (3)(4)	Revenue	Volume
Energy sales	$139		$134		$5
Capacity	21		20		1
Wholesale load serving (1)	17		13		4
Renewable energy credits and other (2)	13		4		9
Total energy revenue	$190	3.2	$171	3.2	$19	—
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

For the three month comparative period, total energy revenue increased by $8 million, primarily driven by a $6 million increase in energy sales that was comprised of a $3 million increase in market prices and a $3 million increase in volume. Also within energy revenue, a $4 million increase in renewable energy credit and other revenue was partially offset by a $3 million decrease in wholesale load serving revenue.

For the six month comparative period, total energy revenue increased by $19 million, primarily driven by a $9 million increase in renewable energy credit and other revenue, a $5 million increase in energy sales that was comprised of a $6 million increase in market prices and a $1 million decrease in volume, and a $4 million increase in wholesale load serving revenue.

Materials Sales Revenue

	Three Months Ended June 30,
	Materials Sales Revenue (In millions)		Tons Recovered (In thousands)		Tons Sold (In thousands) (1)
	2021	2020	2021	2020	2021	2020
Ferrous	$23	$10	115	116	100	99
Non-ferrous	15	9	14	12	10	8
Total materials sales revenue	$38	$20

	Six Months Ended June 30,
	Materials Sales Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2021	2020	2021	2020	2021	2020
Ferrous	$45	$21	229	219	204	190
Non-ferrous	29	16	24	24	18	16
Other materials	1	—
Total materials sales revenue	$74	$37
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, total materials sales revenue increased by $18 million, driven by a $15 million increase in pricing for ferrous and non-ferrous materials, and a $3 million increase due to higher tons sold.

For the six month comparative period, total materials sales revenue increased by $37 million, driven by a $31 million increase in pricing for ferrous and non-ferrous materials, and a $6 million increase due to higher tons sold.

Services Revenue

For the three and six month comparative periods, services revenue decreased by $1 million and $4 million, respectively, primarily due to lower construction revenue.

Operating Expense

Cost of Operations

	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Six Months
Wages & benefits	$128	$111	$254	$233	$17	$21
Maintenance	89	81	194	173	8	21
Other operating costs	173	159	341	316	14	25
Cost of operations	$390	$351	$788	$722	$39	$66
Certain amounts may not total due to rounding.

For the three month comparative period, cost of operations increased by $39 million related to higher costs in existing operations, primarily driven by an increase in wages and benefits of $17 million, higher maintenance activity of $8 million and an increase in other operating costs of $14 million.

For the six month comparative period, cost of operations increased by $66 million related to higher costs in existing operations, primarily driven by an increase in wages and benefits of $21 million, higher maintenance activity of $21 million and an increase in other operating costs of $25 million.

Other Operating Expense, net

For the three month comparative period, other operating expense, net was unchanged.

For the six month comparative period, other operating expense, net decreased by $5 million, primarily driven by a $3 million unrealized gain in foreign exchange on our UK investments and a $1 million gain on the sale of our California biomass facilities.

General and Administrative Expense

For the three and six month comparative periods, general and administrative expense increased by $6 million and $9 million, respectively, as compensation expense and support costs returned to normalized levels from the cost mitigation actions taken in the second quarter of 2020 in response to COVID-19.

Impairment Charges

For the six months ended June 30, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our Covanta Environmental Solutions ("CES") reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Six Months Ended June 30, 2021 and 2020

Other (Expense) Income:

	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase (Decrease)
	2021	2020	2021	2020	Three Months	Six Months

	(In millions)
Interest expense	$(32)	$(34)	$(63)	$(68)	$2	$5
Net gain on sale of business and investments	—	—	—	9	—	(9)
Other expense	—	(1)	—	(2)	1	2
Total expense	$(32)	$(35)	$(63)	$(61)	$3	$(2)

During the six months ended June 30, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst development project.

Income Tax (Expense) Benefit:

	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase (Decrease)
	2021	2020	2021	2020	Three Months	Six Months

	(In millions, except percentages)
Income tax (expense) benefit	$(12)	$4	$6	$9	$(16)	$(3)
Effective income tax rate	(200)%	23%	25%	16%	N/A	N/A

The difference between the effective tax rates for the three and six months ended June 30, 2021 and 2020, respectively was primarily due to the effect of the overall increase in pre-tax income.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively, reconciled for each such period to net income (loss) and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)
Net loss	$(19)	$(13)	$(17)	$(45)
Depreciation and amortization expense	55	56	112	114
Interest expense	32	34	63	68
Income tax expense (benefit)	12	(4)	(6)	(9)
Impairment charges (a)	—	—	—	19
Net gain on sale of businesses and investments (b)	—	—	—	(9)
Loss (gain) on sale of assets	—	2	(1)	2
Accretion expense	—	—	1	1
Business development and transaction costs	2	—	4	—
Severance and reorganization costs	1	1	5	1
Stock-based compensation expense	9	6	18	14
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	13	12
Capital type expenditures at client owned facilities (c)	7	5	21	19
Other (d)	5	3	3	6
Adjusted EBITDA	$110	$96	$216	$193
(a)During the six months ended June 30, 2020, we recorded a $19 million non-cash impairment charge related to our CES reporting unit.
(b)During the six months ended June 30, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project.
(c)Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.
(d)Added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$105	$94	$157	$155
Capital type expenditures at client owned facilities (a)	7	5	21	19
Cash paid for interest	8	9	60	48
Cash paid for taxes	1	—	2	1
Equity in net income from unconsolidated investments	—	—	1	1
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	13	12
Dividends from unconsolidated investments	(4)	(3)	(4)	(3)
Adjustments for working capital and other	(13)	(15)	(34)	(40)
Adjusted EBITDA	$110	$96	$216	$193
(a) See Adjusted EBITDA — Note (c).

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our unrestricted cash and cash equivalents, cash flow generated from our ongoing operations, and unutilized capacity under our $900 million revolving credit facility (the "Revolving Credit Facility"), which we believe will allow us to meet our liquidity needs. Our business is capital intensive and our ability to successfully implement our strategy is, in part, dependent on the continued availability of capital on desirable terms. For additional information regarding our Revolving Credit Facility and other debt, see Item 1. Financial Statements — Note 12. Consolidated Debt.

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

Other Factors Affecting Liquidity

As of June 30, 2021, we held unrestricted cash balances of $54 million, of which $38 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of June 30, 2021, we held restricted cash balances of $18 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own. We generally do not control these accounts and these funds may be used only for specified purposes.

As of June 30, 2021, we had unutilized capacity under our Revolving Credit Facility of $453 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 12. Consolidated Debt.

During the three months ended June 30, 2021, dividends declared to stockholders were $11 million or $0.08 per share. Such amounts were paid on July 2, 2021. We may repurchase outstanding shares from time to time, the amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities. As of June 30, 2021, the amount remaining under our currently authorized share repurchase program was $66 million.

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

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2021 and 2020

Net cash provided by operating activities for the six months ended June 30, 2021 was $157 million, an increase of $2 million from the same period in the prior year due to an increase in operating income as discussed above, largely offset by changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2021 was $89 million and remained flat from the same period in the prior year, as an increase in capital expenditures was offset by lower investment in UK projects.

Net cash used in financing activities for the six months ended June 30, 2021 was $68 million, as compared to $66 million used in financing activities from the same period in the prior year, with lower dividend payments and lower net revolver borrowings and loan proceeds in the current year.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of June 30, 2021 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin (Ireland) (1)	$430	50%	$215	Operational
Earls Gate (UK) (2)	132	25%	33	Under construction
Rookery (UK) (3)	336	40%	134	Under construction
Zhao County (China) (4)	57	26%	15	Under construction
Newhurst (UK) (5)	170	25%	43	Under construction
Protos (UK) (6)	144	37.5%	54	Under construction
Total	$1,269		$494
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and six months ended June 30, 2021 and 2020, reconciled for each such period to cash flow provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)
Net cash provided by operating activities	$105	$94	$157	$155
Add: Changes in restricted funds - operating (a)	(2)	—	(2)	(2)
Less: Software implementation expenditures (b)	(1)	—	(1)	(1)
Less: Maintenance capital expenditures (c)	(40)	(32)	(73)	(72)
Free Cash Flow	$62	$62	$81	$80

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

(c) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Maintenance capital expenditures	$(40)	$(32)	$(73)	$(72)
Net maintenance capital expenditures paid but incurred in prior periods	(1)	(3)	(10)	2

Total ash processing system	—	—	(1)	(8)
Capital expenditures associated with other organic growth initiatives	—	(1)	—	(1)
Total capital expenditures associated with growth investments (d)	—	(1)	(1)	(9)
Total purchases of property, plant and equipment	$(41)	$(36)	$(84)	$(79)

(d) Total growth investments represents investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$—	$(1)	$(1)	$(9)
UK business development projects	—	(8)	—	(9)
Investment in equity affiliate	(3)	—	(4)	(10)
Less: Third party project loan proceeds collateralized by project equity	—	—	—	9
Total growth investments	$(3)	$(9)	$(5)	$(19)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2021 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There were no material changes during the six months ended June 30, 2021 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Effective September 14, 2020, we reopened our headquarters office in Morristown, NJ at a limited capacity, but most employees based in Morristown have continued to work primarily from home. Beginning in September 2021, it is anticipated that these employees will return to the Morristown office under a flexible work program. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended June 30, 2021. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

Risks Relating to the Merger Agreement

On July 14, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with an affiliate of EQT Infrastructure (the “EQT Affiliate”) pursuant to which, among other things, we will merge with and into an EQT Affiliate (the “Merger”) and become a wholly-owned subsidiary of such EQT Affiliate. See Part I, Item 1. Financial Statements — Note 15. Subsequent Event of this report. For additional information regarding the Merger Agreement and the Merger, please see our Current Report on Form 8-K filed with the SEC on July 16, 2021. In addition to the risks we identified in our 2020 Annual Report on Form 10-K, we have identified the following risks related to the Merger, among others:

There is no assurance when or if the Merger will be completed.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, receipt of the required vote of our stockholders; obtainment of all required approvals under antitrust and foreign direct investment laws of certain jurisdictions; obtainment of certain consents, approvals and other authorizations of governmental entities; absence of certain legal impediments to the consummation of the Merger; the accuracy of the representations and warranties of the parties to the Merger Agreement to the extent required under the Merger Agreement; the performance in all material respects by each party of all obligations and covenants; and, with respect to the EQT Affiliate’s obligation to consummate the Merger, since the date of the Merger Agreement, no material adverse effect with respect to the Company. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the Merger.

Failure to complete the Merger could have material and adverse effects on us.

If the Merger is not completed on a timely basis, or at all, for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•we will be required to pay our costs relating to the Merger, such as certain legal, accounting, financial advisory, filing and printing fees, whether or not the Merger is completed;
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us;
•we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock;
• we may experience negative reactions from our suppliers, distributors, customers and employees;
•we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and
•we may be required, in certain circumstances, to pay a termination fee of $81,300,000 to the EQT Affiliate.

Additionally, in approving the Merger Agreement, our board of directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented an approximately 37% premium to our unaffected share price of $14.78 on June 8th, the day prior to initial media speculation of a transaction. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our common stock and our operating results.

Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our common stock. In addition, any significant delay in consummating the Merger would likely lead to a significant diversion of management and employee attention and could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers.

We will incur significant transaction and Merger-related costs in connection with the Merger.

We have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the merger is completed. If the Merger is not consummated, we may under certain circumstances, be required to pay to the EQT Affiliate a termination fee of $81,300,000. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to the EQT Affiliate.

Prior to the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Merger Agreement and prior to the effective time, the Merger Agreement restricts us from taking specified actions without the consent of the EQT Affiliate (which consent may not be unreasonably withheld, conditioned or delayed) and requires that our business be conducted in all material respects in the ordinary course of business. These restrictions may prevent us from making appropriate changes to our businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger, including uncertainty regarding the Merger, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions, which could negatively affect our business and adversely affect our ability to effectively manage our business.

The Merger will happen only if certain conditions are met including, among other conditions, the approval of the Merger Agreement proposal by the required vote of our stockholders. Many of the conditions are outside our control, and both we and the EQT Affiliate also have the right to terminate the merger agreement in certain circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, distributors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

The Merger may not be consummated if we do not receive approval from certain regulatory authorities, and delays in such approval increase the likelihood that we will experience a material adverse event.

The consummation of the Merger is subject to a number of regulatory approvals, including (i) the expiration or termination of the required waiting period under the Hard-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals required under certain foreign antitrust laws, (ii) approval by the Committee on Foreign Investment in the United States, (iii) approval by the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act, as amended, (iv) certain approvals by the Federal Communications Commission, (v) approval by the New Jersey Department of Environmental Protection and (vi) the absence of certain legal impediments to the consummation of the Merger (each of clause (i) through clause (vi), collectively, the “Required Approvals”). There can be no assurance that the Required Approvals will be obtained or that no material adverse event will occur with respect to us before we receive the Required Approvals, if at all, or waivers in respect thereof, if any.

The Merger may cause difficulty in attracting, motivating and retaining employees.

Our current and prospective employees may experience uncertainty about their future role with the Company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to the Merger. If we are unable to retain and replace personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what EQT has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than EQT. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or the EQT Affiliate terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to the EQT Affiliate a termination fee of $81,300,000. Further, our board of directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to the EQT Affiliate its recommendation that our stockholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Lawsuits filed in connection with the Merger against the Company and/or its respective directors and officers could prevent or delay the consummation of the Merger, including through an injunction, and result in additional costs to us. The ultimate resolution of any lawsuits cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger. We cannot currently predict the outcome of any lawsuits or claims.

Except as noted in the preceding paragraphs, there have been no material changes for the six months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2021, the Company withheld 257 shares of restricted stock, as permitted by the applicable equity award agreements, to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)    None.
(b)    Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibits
Material Contracts.
10.1*	Letter Agreement between Covanta Holding Corp. and Paul Stauder dated May 17, 2021
Other.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32*	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: July 28, 2021