Form 10-Q
period 2021-09-30
COVANTA HOLDING CORP
filed 2021-10-28
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Applicable Only to Corporate Issuers:
Indicate the number of shares of the registrant’s Common Stock outstanding as of the latest practicable date.

Class	Outstanding at October 22, 2021
Common Stock, $0.10 par value	133,009,182

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Forward-looking statements are those that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance or actual results. Developments and business decisions may differ from those envisaged by our forward-looking statements. Forward-looking statements, including, without limitation, statements with respect to the consummation of the transaction with EQT Infrastructure ("EQT"), involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation (“Covanta”), its subsidiaries and joint ventures or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements, in particular, the announced business combination with EQT depends on the satisfaction of the closing conditions to the business combination, and there can be no assurance as to whether or when the business combination will be consummated. For additional information see the Cautionary Note Regarding Forward-Looking Statements in the Company's 2020 Annual Report on Form 10-K and the Risk Factors set forth in Item 1A of this Quarterly Report on Form 10-Q for the period ended September 30, 2021 and in any subsequent filings with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited) (In millions, except per share amounts)
OPERATING REVENUE:
Waste revenue	$378	$358	$1,085	$1,035
Energy revenue	104	93	294	264
Materials sales revenue	42	21	116	58
Services revenue	15	19	48	56
Total operating revenue	539	491	1,543	1,413
OPERATING EXPENSE:
Cost of operations	366	358	1,154	1,080
Other operating expense, net	—	2	(1)	6
General and administrative expense	36	27	102	84
Depreciation and amortization expense	63	54	175	168
Impairment charges	—	—	—	19
Total operating expense	465	441	1,430	1,357
Operating income	74	50	113	56
OTHER (EXPENSE) INCOME:
Interest expense	(31)	(32)	(94)	(100)
Net gain on sale of business and investments	—	—	—	9
Loss on extinguishment of debt	—	(12)	—	(12)
Other expense	(1)	—	(1)	(2)
Total expense	(32)	(44)	(95)	(105)
Income (loss) before income tax (expense) benefit and equity in net income from unconsolidated investments	42	6	18	(49)
Income tax (expense) benefit	(14)	(3)	(8)	6
Equity in net income from unconsolidated investments	2	2	3	3
Net income (loss)	$30	$5	$13	$(40)

Weighted Average Common Shares Outstanding:
Basic	133	132	133	132
Diluted	138	134	137	132

Income (Loss) Per Share
Basic	$0.23	$0.04	$0.10	$(0.30)
Diluted	$0.22	$0.04	$0.10	$(0.30)

Cash Dividend Declared Per Share	$0.08	$0.08	$0.24	$0.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited, in millions)
Net income (loss)	$30	$5	$13	$(40)
Foreign currency translation	(8)	10	(15)	10
Pension and postretirement plan unrecognized benefits	—	—	—	(1)
Net unrealized loss on derivative instruments, net of tax benefit of ($15), ($3), ($23) and ($5), respectively	(47)	(4)	(67)	(19)
Other comprehensive (loss) income	(55)	6	(82)	(10)
Comprehensive (loss) income	$(25)	$11	$(69)	$(50)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Current:
Cash and cash equivalents	$54	$55
Restricted funds held in trust	8	11
Receivables (less allowances of $8 and $8, respectively)	259	260
Prepaid expenses and other current assets	78	117
Total Current Assets	399	443
Property, plant and equipment, net	2,364	2,421
Restricted funds held in trust	17	6
Intangible assets, net	222	237
Goodwill	302	302
Other assets	294	297
Total Assets	$3,598	$3,706
LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$28	$18
Current portion of project debt	9	9
Accounts payable	70	75
Accrued expenses and other current liabilities	341	303
Total Current Liabilities	448	405
Long-term debt	2,338	2,396
Project debt	109	116
Deferred income taxes	343	362
Other liabilities	137	117
Total Liabilities	3,375	3,396
Commitments and Contingencies (Note 14)
Equity:
Preferred stock ($0.10 par value; authorized 10 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250 shares; issued 136 shares, outstanding 133 shares and 132 shares, respectively)	14	14
Additional paid-in capital	897	882
Accumulated other comprehensive loss	(114)	(32)
Accumulated deficit	(574)	(554)
Treasury stock, at par	—	—
Total Equity	223	310
Total Liabilities and Equity	$3,598	$3,706
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2021	2020

	(Unaudited, in millions)
OPERATING ACTIVITIES:
Net income (loss)	$13	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	175	168
Amortization of deferred debt financing costs	3	3
Net gain on sale of business and investments	—	(9)
Impairment charges	—	19
Loss on extinguishment of debt	—	12
Stock-based compensation expense	23	19
Provision for expected credit losses	1	1
Equity in net income from unconsolidated investments	(3)	(3)
Deferred income taxes	5	(7)
Dividends from unconsolidated investments	4	3
Other, net	2	4
Changes in working capital	23	18
Changes in noncurrent assets and liabilities, net	1	3
Net cash provided by operating activities	247	191
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(109)	(117)
Proceeds from asset sales	—	3
Property insurance proceeds	1	—
Investment in equity affiliates	(6)	(11)
Other, net	(2)	(10)
Net cash used in investing activities	(116)	(135)
FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	538
Proceeds from borrowings on revolving credit facility	244	631
Payments on long-term debt	(14)	(551)
Payments on revolving credit facility	(281)	(574)
Payments on project debt	(7)	(6)
Payment of deferred financing costs	—	(8)
Cash dividends paid to stockholders	(34)	(78)
Proceeds from related party note	—	9
Payments of insurance premium financing	(28)	(24)
Other, net	(3)	(5)
Net cash used in financing activities	(123)	(68)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(12)
Cash, cash equivalents and restricted cash at beginning of period	72	63
Cash, cash equivalents and restricted cash at end of period	$79	$51

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54	$34
Restricted funds held in trust - short term	8	11
Restricted funds held in trust - long term	17	6
Total cash, cash equivalents and restricted cash	$79	$51
The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount

	(Unaudited, in millions)
Balance as of December 31, 2020	136	$14	$882	$(32)	$(554)	4	$—	$310
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(11)	—	—	(11)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(8)	—	—	—	—	(8)
Comprehensive (loss) income, net of income taxes	—	—	—	(12)	2	—	—	(10)
Balance as of March 31, 2021	136	$14	$883	$(44)	$(563)	3	$—	$290
Stock-based compensation expense	—	—	9	—	—	—	—	9
Dividend declared	—	—	—	—	(11)	—	—	(11)
Comprehensive loss, net of income taxes	—	—	—	(15)	(19)	—	—	(34)
Balance as of June 30, 2021	136	$14	$892	$(59)	$(593)	3	$—	$254
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(11)	—	—	(11)
Comprehensive (loss) income, net of income taxes	—	—	—	(55)	30	—	—	(25)
Balance as of September 30, 2021	136	$14	$897	$(114)	$(574)	3	$—	$223

Balance as of December 31, 2019	136	$14	$857	$(35)	$(460)	5	$—	$376
Stock-based compensation expense	—	—	8	—	—	—	—	8
Dividend declared	—	—	—	—	(34)	—	—	(34)
Shares issued in non-vested stock award	—	—	—	—	—	(1)	—	—
Shares repurchased for tax withholdings for vested stock awards	—	—	(5)	—	—	—	—	(5)
Comprehensive loss, net of income taxes	—	—	—	(10)	(32)	—	—	(42)
Balance as of March 31, 2020	136	$14	$860	$(45)	$(526)	4	$—	$303
Stock-based compensation expense	—	—	6	—	—	—	—	6
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	1	—	—	—	—	1
Comprehensive loss, net of income taxes	—	—	—	(6)	(13)	—	—	(19)
Balance as of June 30, 2020	136	$14	$867	$(51)	$(550)	4	$—	$280
Stock-based compensation expense	—	—	5	—	—	—	—	5
Dividend declared	—	—	—	—	(11)	—	—	(11)
Other	—	—	(1)	—	—	—	—	(1)
Comprehensive income, net of income taxes	—	—	—	6	5	—	—	11
Balance as of September 30, 2020	136	$14	$871	$(45)	$(556)	4	$—	$284

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

On July 14, 2021, we announced that we had entered into a definitive agreement with EQT Infrastructure (“EQT”) whereby EQT will acquire all shares of Covanta common stock for $20.25 per share (the "EQT Merger" or the "Merger"). The Merger is subject to customary government approvals, and is expected to close in the fourth quarter of this year. Covanta obtained the required approval of its stockholders at a special meeting of stockholders held on October 12, 2021. The agreement resulted from a competitive sale process and is not subject to a financing condition.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The impact of the reclassifications on our unaudited condensed consolidated statement of operations were as follows (in millions):

For the Three Months Ended September 30, 2020
As previously reported		Reclassifications	As adjusted

OPERATING REVENUE:
Waste and service revenue (1) (3)	$366	$(8)	Waste revenue (1) (3)	$358
Energy revenue	93	—	Energy revenue	93
Recycled metals revenue (2) (3)	20	1	Materials sales revenue (2) (3)	21
Other operating revenue (1) (4)	12	7	Services revenue (1) (4)	19
Total operating revenue	$491	$—	Total operating revenue	$491
OPERATING EXPENSE:
Plant operating expense (5)	$349	$9	Cost of operations (5)	$358
Other operating expense, net (5)	11	(9)	Other operating expense, net (5)	2
General and administrative expense	27	—	General and administrative expense	27
Depreciation and amortization expense	54	—	Depreciation and amortization expense	54
Total operating expense	$441	$—	Total operating expense	$441
Operating income	$50	$—	Operating income	$50

For the Nine Months Ended September 30, 2020
As previously reported		Reclassifications	As adjusted

OPERATING REVENUE:
Waste and service revenue (1) (3)	$1,056	$(21)	Waste revenue (1) (3)	$1,035
Energy revenue	264	—	Energy revenue	264
Recycled metals revenue (2) (3)	57	1	Materials sales revenue (2) (3)	58
Other operating revenue (1) (4)	36	20	Services revenue (1) (4)	56
Total operating revenue	$1,413	$—	Total operating revenue	$1,413
OPERATING EXPENSE:
Plant operating expense (5)	$1,050	$30	Cost of operations (5)	$1,080
Other operating expense, net (5)	37	(31)	Other operating expense, net (5)	6
General and administrative expense	83	1	General and administrative expense	84
Depreciation and amortization expense	168	—	Depreciation and amortization expense	168
Impairment charges	19	—	Impairment charges	19
Total operating expense	$1,357	$—	Total operating expense	$1,357
Operating income	$56	$—	Operating income	$56
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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 3. EQUITY AND EARNINGS PER SHARE ("EPS")
Equity
Accumulated Other Comprehensive Income (Loss) ("AOCI")
The changes in AOCI are as follows (in millions):

	Foreign Currency Translation	Pension and Other Postretirement Plan Unrecognized Net Gain (Loss)	Net Unrealized Loss on Derivatives	Total
Balance at December 31, 2019	$(30)	$3	$(8)	$(35)
Other comprehensive income (loss)	10	(1)	(19)	(10)
Balance at September 30, 2020	$(20)	$2	$(27)	$(45)

Balance at December 31, 2020	$(8)	$3	$(27)	$(32)
Other comprehensive loss	(15)	—	(67)	(82)
Balance at September 30, 2021	$(23)	$3	$(94)	$(114)

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

Basic and diluted weighted average shares outstanding were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	133	132	133	132
Dilutive effect of stock options, restricted stock and restricted stock units	5	2	4	—
Diluted weighted average common shares outstanding	138	134	137	132
Anti-dilutive stock options, restricted stock and restricted stock units excluded from the calculation of EPS	—	1	—	3

NOTE 4. REVENUE
Disaggregation of Revenue
A disaggregation of revenue from contracts with customers is presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. We have one reportable segment which comprises our entire operating business. Beginning in the first quarter of 2021, we revised our presentation of revenue and reclassified the prior years' amounts to conform to the current year's presentation. For additional information, see Note 1. Organization and Basis of Presentation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Performance Obligations and Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021. The guidance provides certain conditions (identified as "practical expedients") that limit this disclosure requirement. We have contracts that meet the following practical expedients provided by ASC 606:

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

Our remaining performance obligations primarily consist of the fixed consideration contained in our contracts. As of September 30, 2021, our total remaining performance obligation was $5.6 billion, of which we expect to recognize 3% for the remainder of 2021 and 11% in 2022.

Contract Balances
The following table reflects the balance in our contract assets, which we classify as unbilled receivables and present in Receivables in our condensed consolidated balance sheets, and our contract liabilities, which we classify as deferred revenue and present in Accrued expenses and other liabilities in our condensed consolidated balance sheets (in millions):

	September 30, 2021	December 31, 2020
Unbilled receivables	$30	$23
Deferred revenue	$21	$17
For the nine months ended September 30, 2021, revenue recognized that was included in deferred revenue in our condensed consolidated balance sheet at the beginning of the period totaled $6 million.

NOTE 5. STOCK-BASED AWARD PLANS
During the nine months ended September 30, 2021, we awarded certain employees grants of 1,205,316 restricted stock units ("RSUs"). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest during March of 2022, 2023, and 2024.

During the nine months ended September 30, 2021, we awarded 74,399 RSUs and 14,746 restricted stock awards ("RSAs") for annual director compensation. In addition, during the nine months ended September 30, 2021, we issued 13,023 RSUs for quarterly director fees to certain of our directors who elected to receive RSUs in lieu of cash payments. We determined the service vesting condition of the director awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the awards as compensation expense on the grant date.

During the nine months ended September 30, 2021, we awarded certain employees grants of 319,762 cumulative Free Cash Flow ("FCF") per share and total shareholder return ("TSR") performance awards. The FCF awards and the TSR awards will each cliff vest at the end of the 3 year performance period, however, the number of shares delivered will vary based upon the attained level of performance and may range from 0 to 2 times the number of target units awarded.

During the nine months ended September 30, 2021, we withheld 555,345 shares of our common stock in connection with tax withholding for vested stock awards.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Compensation expense related to our stock-based awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$5	$5	$23	$19

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in millions, except for weighted average years):

	September 30, 2021
	Unrecognized stock-based compensation	Weighted-average years to be recognized
Restricted stock units	$12	1.5
Performance awards	$8	1.9
Stock options	$1	1.5

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

Pass through costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pass through costs	$10	$13	$33	$36

Impairment Charges
Due to the marginal outcome of our review of goodwill recorded for our CES reporting unit as of October 1, 2019, we continued to monitor the CES reporting unit for impairment through the end of the first quarter of 2020. We considered the economic impacts of the novel coronavirus ("COVID-19") pandemic and the decline in waste volumes from the commercial and industrial sectors to be a triggering event and reviewed the goodwill held at the CES reporting unit. We performed an interim impairment test via a quantitative valuation as of March 31, 2020. As a result, in the first quarter of 2020, we recorded an impairment of $16 million, net of tax benefit of $3 million, which represented the carrying amount of our CES reporting unit in excess of its estimated fair value as of the testing date. We performed the required annual impairment review of our recorded goodwill for our two reporting units as of October 1, 2020. We performed a qualitative assessment and concluded that the fair value of the reporting units exceed the carrying value as of the testing date. For the nine months ended September 30, 2021, there were no indicators of impairment identified.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Equity Method Investments

Investments in investees and joint ventures accounted for under the equity method, included in Other assets on our condensed consolidated balance sheets, were as follows (in millions, except percentages):

	Ownership interest as of September 30, 2021	September 30, 2021	Ownership interest as of December 31, 2020	December 31, 2020
Dublin (Ireland)	50%	$138	50%	$153
Ambiente 2000 S.r.l. (Italy)	40%	—	40%	—
Earls Gate (UK)	25%	9	25%	9
Rookery (UK)	40%	12	40%	4
Newhurst (UK)	25%	18	25%	9
Protos (UK)	37.5%	1	37.5%	6
Zhao County (China)	26%	8	26%	7
		$186		$188

For certain of our investment projects, a portion of the consideration received at financial close remained in the project. These amounts are expected to be utilized for future equity contributions in projects in the UK.

The consideration receivable balances included in prepaid expenses and other assets on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2021	December 31, 2020
Rookery (UK)	$10	$17
Newhurst (UK)	4	4
Protos (UK)	—	6
	$14	$27

In connection with certain equity method investments we made contributions in the form of shareholder loans. Our shareholder loan balances included in other assets - long term on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2021	December 31, 2020
Earls Gate (UK)	$16	$16
Newhurst (UK)	6	3
Protos (UK)	4	1
Zhao County (China)	9	9
	$35	$29

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

Our global ETR for the nine months ended September 30, 2021 and 2020 was 45% and 11%, respectively, including discrete tax items. The current year increase in the ETR was primarily due to the effect of the overall increase in pre-tax income and decrease in discrete tax expense that is driven by non-recurring adjustments.

NOTE 8. ACCOUNTS RECEIVABLE SECURITIZATION
We regularly sell certain receivables on a revolving basis to third-party financial institutions (the “Purchasers”) up to an aggregate purchase limit of $120 million. Transfers under the Receivables Purchase Agreement ("RPA") meet the requirements to be accounted for as sales in accordance with FASB ASC 860, Transfers and Servicing. We receive a discounted purchase price for each receivable sold under the RPA and will continue to service and administer the subject receivables. The weighted-average discount rate paid on accounts receivable sold was 1.01% for the nine months ended September 30, 2021.

Amounts recognized in connection with the RPA were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Accounts receivable sold and derecognized	$675	$570
Cash proceeds received (1)	$674	$569

	September 30, 2021	December 31, 2020
Pledged receivables (2)	$128	$128
(1)Represents proceeds from collections reinvested in revolving-period transfers. This amount was included in Net cash provided by operating activities on our condensed consolidated statement of cash flows.
(2)Secures our obligations under the RPA and provides a guarantee for the prompt payment, not collection, of all payment obligations relating to the sold receivables.

We are not required to offer to sell any receivables and the Purchasers are not committed to purchase any receivable offered. The RPA has a scheduled termination date of December 3, 2021, or such later date as agreed in writing with the Purchasers. Additionally, we may terminate the RPA at any time upon 30 days’ prior written notice. The agreement governing the RPA contains certain covenants and termination events. An occurrence of an event of default or the occurrence of a termination event could lead to the termination of the RPA. As of September 30, 2021, we were in compliance with the covenants and no termination events had occurred. As of September 30, 2021, the maximum amount available under the RPA was utilized.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Changes in the allowance for credit losses of our trade receivables for the nine months ended September 30, 2021 were as follows (in millions):

Balance as of December 31, 2020	$8
Provision for expected credit losses	1
Write-offs charged against the allowance	(1)
Balance as of September 30, 2021	$8

We held the following receivables in connection with our equity method investments (in millions):

	September 30, 2021	December 31, 2020
Included in prepaid expenses and other assets	$14	$27
Included in other assets - long term	35	29
	$49	$56

We assess the collectability of the receivables from our equity method investments each reporting period through the impairment analysis procedures of our equity method investments which considers the loss history of the investments and the viability of the associated development projects. As of September 30, 2021, there were no expected credit losses associated with our equity method investment receivables.

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange and are based on pertinent information available to us as of September 30, 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following financial instruments were recorded at their estimated fair value. The recurring fair value measurement of our assets and liabilities were as follows (in millions):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	September 30, 2021	December 31, 2020
Assets:
Investments — mutual and bond funds (1)	1	$2	$2
Derivative asset — energy hedges (2)	2	—	11
Total assets		$2	$13
Liabilities:
Derivative liability — energy hedges (3)	2	$79	$—
Derivative liability — interest rate swaps (3)	2	6	10
Total liabilities		$85	$10
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

The following financial instruments were recorded at their carrying amount (in millions):

	As of September 30, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Long-term debt	$2,366	$2,428	$2,414	$2,492
Project debt	$118	$123	$125	$130

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 11. DERIVATIVE INSTRUMENTS
Energy Price Risk
We have entered into a variety of contractual hedging arrangements, designated as cash flow hedges, in order to mitigate our exposure to energy market risk, and will continue to do so in the future. Our efforts in this regard involve only mitigation of price volatility for the energy we produce and do not involve taking positions (either long or short) on energy prices in excess of our physical generation. The amount of energy generation which we have hedged on a forward basis under agreements with various financial institutions as of September 30, 2021 is indicated in the following table (in millions):

Calendar Year	Hedged MWh
2021	0.6
2022	2.4
2023	2.1
2024	1.0
Total	6.1

As of September 30, 2021, the fair value of the energy derivative liability was $79 million. For the nine months ended September 30, 2021, we recorded a $90 million loss for the change in fair value as a component of AOCI.

During the nine months ended September 30, 2021, cash provided by and used in energy derivative settlements of $9 million and $10 million, respectively, was included in net cash provided by operating activities on our condensed consolidated statement of cash flows.

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

As of September 30, 2021, the fair value of the interest rate swap derivative liability of $6 million was recorded in short-term and long-term liabilities on our condensed consolidated balance sheets. For the nine months ended September 30, 2021, we recorded a $4 million gain for the change in fair value as a component of AOCI.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 12. CONSOLIDATED DEBT
Consolidated debt is as follows (in millions, except percentages):

	Average Rate (1)	September 30, 2021	December 31, 2020
LONG-TERM DEBT:
Revolving credit facility	1.99%	$185	$222
Term loan, net	2.85%	367	374
Credit facilities subtotal		$552	$596
Senior notes, net of deferred financing costs		1,186	1,184
Tax-exempt bonds, net of deferred financing costs		540	540
Equipment financing arrangements		72	78
Finance leases (2)		7	7
China venture loan		9	9
Total long-term debt		$2,366	$2,414
Less: current portion		(28)	(18)
Noncurrent long-term debt		$2,338	$2,396

PROJECT DEBT:
Total project debt		$118	$125
Less: current portion		(9)	(9)
Noncurrent project debt		$109	$116

TOTAL CONSOLIDATED DEBT		$2,484	$2,539
Less: current debt		(37)	(27)
TOTAL NONCURRENT CONSOLIDATED DEBT		$2,447	$2,512
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

Unutilized Capacity under Revolving Credit Facility
As of September 30, 2021, we had unutilized capacity under the Revolving Credit Facility as follows (in millions, except years):

	Total Facility Commitment	Expiring Year	Direct Borrowings	Outstanding Letters of Credit	Unutilized Capacity
Revolving Credit Facility	$900	2023	$185	$241	$474
Credit Agreement Covenants
The loan documentation governing the Credit Facilities contains various affirmative and negative covenants, as well as financial maintenance covenants (financial ratios), that limit our ability to engage in certain types of transactions. We were in compliance with all of the affirmative and negative covenants under the Credit Facilities as of September 30, 2021.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
NOTE 13. LEASES
The components of lease expense were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance leases:
Amortization of assets, included in Depreciation and amortization expense	$2	$2	$6	$6
Interest on lease liabilities, included in Interest expense	1	1	3	3
Operating leases:
Amortization of assets, included in Total operating expense	2	1	6	5
Interest on lease liabilities, included in Total operating expense	1	1	2	2
Total net lease cost	$6	$5	$17	$16

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use ("ROU") assets, included in Other assets	$39	$43

Current operating lease liabilities, included in Accrued expenses and other current liabilities	$7	$6
Noncurrent operating lease liabilities, included in Other liabilities	39	43
Total operating lease liabilities	$46	$49

Finance leases:
Property and equipment, at cost	$170	$170
Accumulated amortization	(40)	(33)
Property and equipment, net	$130	$137

Current obligations of finance leases, included in Current portion of project debt	$6	$6
Finance leases, net of current obligations, included in Project debt	67	72
Current obligations of finance leases, included in Current portion of long-term debt	1	1
Finance leases, net of current obligations, included in Long-term debt	6	6
Total finance lease liabilities	$80	$85

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Supplemental cash flow and other information related to leases was as follows (in millions, except lease term and discount rate):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$7	$6
Financing cash flows related to finance leases	$5	$5

Weighted average remaining lease term (in years):
Operating leases	11.2	11.4
Finance leases	30.4	31.3

Weighted average discount rate:
Operating leases	4.55%	4.58%
Finance leases	5.07%	5.06%

Maturities of lease liabilities were as follows (in millions):

	September 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$3	$4
2022	8	11
2023	7	11
2024	7	11
2025	6	10
2026 and thereafter	27	93
Total lease payments	58	140
Less: Amounts representing interest	(12)	(60)
Total lease obligations	$46	$80

As of September 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.

NOTE 14. COMMITMENTS AND CONTINGENCIES
We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis to determine whether losses are considered probable and reasonably estimable prior to recording an estimate of the outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty. As of September 30, 2021 and December 31, 2020, accruals for our loss contingencies recorded in Accrued expenses and other current liabilities in our condensed consolidated balance sheets were $5 million and $4 million, respectively.

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

Other Commitments
Other commitments as of September 30, 2021 were as follows (in millions):

Letters of credit issued under the Revolving Credit Facility	$241
Letters of credit — other	78
Surety bonds	132
Total other commitments — net	$451

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

We have certain contingent obligations related to our Senior Notes and Tax-Exempt Bonds. Holders may require us to repurchase their Senior Notes and Tax-Exempt Bonds if a fundamental change occurs. Under the Senior Notes indentures, a Change of Control (“CoC”) Offer to purchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Notes would need to be made if (a) a CoC occurs and (b) the Senior Notes are downgraded by either rating agency on any date during the period commencing 60 days prior to the consummation of such CoC and ending 60 days following consummation of such CoC. Under the Tax-Exempt Bonds indentures, a CoC Offer to purchase the Tax-Exempt Bonds at a purchase price in cash equal to 101% of the principal amount of the Tax-Exempt Bonds would need to be made.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The previously announced EQT Merger would constitute a CoC under our Senior Note indentures. On September 8, 2021, following receipt of requisite consents, we entered into supplemental indentures with the Trustees for our Senior Notes due 2027 and Senior Notes due 2030 that, among other things, eliminated the potential requirement to make a CoC Offer in connection with the EQT Merger with respect to such series of Senior Notes.

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

NOTE 15. SUBSEQUENT EVENT
On October 15, 2021, the requisite consents were received from the holders of the Tax-Exempt Bonds to amend the terms of the applicable loan agreements to eliminate the requirement to make a CoC Offer in connection with the EQT Merger.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The following MD&A is intended to help the reader understand the results of operations and financial condition of Covanta for the three and nine months ended September 30, 2021. The financial information as of September 30, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

Factors Affecting Business Conditions and Financial Results

Impact of novel coronavirus ("COVID-19") on the United States and the global economy

The COVID-19 pandemic has impacted our employees, our operations, our business and the economy. While we have experienced a normalization in commercial activity and general business conditions, the extent of potential impacts from COVID-19 in the future remains uncertain. We cannot predict the potential future impact of the COVID-19 pandemic with new variants of the virus circulating and it could materially and adversely affect our business, financial condition and results of operations in the future.

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

	September 30, 2021	September 30, 2020
Consumer Price Index (1)	5.4%	1.4%
PJM Pricing (Electricity) (2)	$37.18	$18.77
NE ISO Pricing (Electricity) (3)	$44.88	$22.68
Henry Hub Pricing (Natural Gas) (4)	$4.36	$2.00
#1 HMS Pricing (Ferrous Metals) (5)	$438	$221
Old Sheet & Old Cast (Non-Ferrous Metals) (6)	$0.69	$0.39
(1)Represents the year-over-year percent change in the Headline CPI number. The Consumer Price Index (CPI-U) data is provided by the U.S. Department of Labor Bureau of Labor Statistics.
(2)Average price per megawatt hours ("MWh") for Q3 2021 and Q3 2020. Pricing for the PJM PSEG Zone is provided by the PJM ISO.
(3)Average price per MWh for Q3 2021 and Q3 2020. Pricing for the Mass Hub Zone is provided by the NE ISO.
(4)Average price per MMBtu for Q3 2021 and Q3 2020. The Henry Hub Pricing data is provided by the Natural Gas Weekly Update, Energy Information Administration, Washington DC.
(5)Average price per gross ton for Q3 2021 and Q3 2020. The #1 Heavy Melt Steel ("HMS") composite index ($/gross ton) price as published by American Metal Market.
(6)Average price per pound for Q3 2021 and Q3 2020. Calculated using the high price of Old Cast Aluminum Scrap ($/lb.) as published by American Metal Market.

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

On July 14, 2021, we announced that we had entered into a definitive agreement with EQT Infrastructure whereby EQT will acquire all shares of Covanta common stock for $20.25 per share. The Merger is subject to customary government approvals and is expected to close in the fourth quarter of this year. Covanta obtained the required approval of its stockholders at a special meeting of stockholders held on October 12, 2021. The agreement resulted from a competitive sale process and is not subject to a financing condition. This Merger represents the conclusion of the strategic review.

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

As discussed in Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies of our 2020 Annual Report on Form 10-K, we have one reportable segment which comprises our entire operating business.

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

Certain amounts in our Consolidated Results of Operations may not total due to rounding.

CONSOLIDATED RESULTS OF OPERATIONS — OPERATING INCOME

			Variance
	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	2021 vs 2020
	(In millions)
OPERATING REVENUE:
Waste revenue	$378	$358	$20
Energy revenue	104	93	11
Materials sales revenue	42	21	21
Services revenue	15	19	(4)
Total operating revenue	539	491	48
OPERATING EXPENSE:
Cost of operations	366	358	8
Other operating expense, net	—	2	(2)
General and administrative expense	36	27	9
Depreciation and amortization expense	63	54	9
Total operating expense	465	441	24
Operating income	$74	$50	$24

			Variance
	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	2021 vs 2020
	(In millions)
OPERATING REVENUE:
Waste revenue	$1,085	$1,035	$50
Energy revenue	294	264	30
Materials sales revenue	116	58	58
Services revenue	48	56	(8)
Total operating revenue	1,543	1,413	130
OPERATING EXPENSE:
Cost of operations	1,154	1,080	74
Other operating expense, net	(1)	6	(7)
General and administrative expense	102	84	18
Depreciation and amortization expense	175	168	7
Impairment charges	—	19	(19)
Total operating expense	1,430	1,357	73
Operating income	$113	$56	$57

Operating Revenue

Waste Revenue

	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Nine Months
Tip fees	$184	$168	$512	$486	$16	$26
Service fees	120	119	366	353	1	13
Waste to energy processing	304	287	878	839	17	39
Materials processing and recycling	29	22	81	63	7	18
Waste handling and disposal	80	81	223	220	(1)	3
Intercompany	(35)	(31)	(96)	(87)	(4)	(9)
Total waste revenue	$378	$358	$1,085	$1,035	$20	$50
Certain amounts may not total due to rounding.

WtE Tons (1)	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Nine Months
Tip fees - contracted	2.4	2.3	6.5	6.5	0.1	—
Tip fees - uncontracted	0.5	0.5	1.5	1.6	—	(0.1)
Service fees	2.7	2.7	7.8	7.9	—	(0.1)
Total tons	5.5	5.5	15.8	15.9	—	(0.1)
(1) Excludes liquid waste.
Certain amounts may not total due to rounding.

For the three month comparative period, total waste revenue increased by $20 million, driven by a $17 million increase in waste to energy processing and a $7 million increase in materials processing and recycling. Within waste to energy processing, tip fee revenue increased by $16 million, driven both by higher average revenue per ton of $8 million and higher volume processed of $6 million.

For the nine month comparative period, total waste revenue increased by $50 million, driven by a $39 million increase in waste to energy processing and an $18 million increase in materials processing and recycling, partially offset by a $9 million decrease in revenue related to the elimination of intercompany transactions. Within waste to energy processing, tip fees increased by $26 million, driven primarily by higher average revenue per ton.

Energy Revenue

	Three Months Ended September 30,				Variance Increase (Decrease)
	2021		2020		2021 vs 2020
(In millions)	Revenue (3)	Volume (3)(4)	Revenue (3)	Volume (3)(4)	Revenue	Volume
Energy sales	$75		$63		$12
Capacity	11		10		1
Wholesale load serving (1)	8		17		(9)
Renewable energy credits and other (2)	10		3		7
Total energy revenue	$104	1.6	$93	1.7	$11	—

	Nine Months Ended September 30,				Variance Increase (Decrease)
	2021		2020		2021 vs 2020
(In millions):	Revenue (3)	Volume (3)(4)	Revenue (3)	Volume (3)(4)	Revenue	Volume
Energy sales	$214		$197		$17
Capacity	33		30		3
Wholesale load serving (1)	25		30		(5)
Renewable energy credits and other (2)	23		7		16
Total energy revenue	$294	4.8	$264	4.8	$30	—
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

For the three month comparative period, total energy revenue increased by $11 million, primarily driven by an increase in prices and a $7 million increase in renewable energy credits and other revenue, partially offset by a $9 million decrease in wholesale load serving revenue.

For the nine month comparative period, total energy revenue increased by $30 million, primarily driven by an $18 million increase in prices and a $16 million increase in renewable energy credits and other revenue, partially offset by a $5 million decrease in wholesale load serving revenue.

Materials Sales Revenue

	Three Months Ended September 30,
	Materials Sales Revenue (In millions)		Tons Recovered (In thousands)		Tons Sold (In thousands) (1)
	2021	2020	2021	2020	2021	2020
Ferrous	$27	$12	128	118	111	101
Non-ferrous	15	9	14	12	8	9
Total materials sales revenue	$42	$21

	Nine Months Ended September 30,
	Materials Sales Revenue (in millions)		Tons Recovered (in thousands)		Tons Sold (in thousands) (1)
	2021	2020	2021	2020	2021	2020
Ferrous	$71	$32	358	337	315	291
Non-ferrous	44	25	38	36	26	25
Other materials	1	1
Total materials sales revenue	$116	$58
(1) Represents the portion of total volume from Covanta's share of revenue under applicable client revenue sharing arrangements.
Certain amounts may not total due to rounding.

For the three month comparative period, total materials sales revenue increased by $21 million, driven by a $20 million increase in prices for ferrous and non-ferrous materials and a $1 million increase from higher tons sold.

For the nine month comparative period, total materials sales revenue increased by $58 million, driven by a $51 million increase in prices for ferrous and non-ferrous materials and a $7 million increase from higher tons sold.

Services Revenue

For the three and nine month comparative periods, services revenue decreased by $4 million and $8 million, respectively, primarily due to lower construction revenue.

Operating Expense

Cost of Operations

	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
(In millions)	2021	2020	2021	2020	Three Months	Nine Months
Wages & benefits	$127	$118	$381	$351	$9	$30
Maintenance	59	66	253	239	(7)	14
Other operating costs	179	174	519	490	5	29
Cost of operations	$366	$358	$1,154	$1,080	$8	$74
Certain amounts may not total due to rounding.

For the three month comparative period, cost of operations increased by $8 million, driven by an increase in wages and benefits of $9 million and an increase in other operating costs of $5 million, partially offset by a decrease in maintenance expense of $7 million largely due to the timing of scheduled outage activity.

For the nine month comparative period, cost of operations increased by $74 million, driven by increases in wages and benefits of $30 million, maintenance expense of $14 million and other operating costs of $29 million.

Other Operating Expense, net

For the three month comparative period, other operating expense, net, decreased by $2 million.

For the nine month comparative period, other operating expense, net, decreased by $7 million, primarily driven by a $5 million unrealized gain in foreign exchange on our UK investments and a $1 million gain on the sale of our California biomass facilities.

General and Administrative Expense

For the three and nine month comparative periods, general and administrative expense increased by $9 million and $18 million, respectively, as compensation expense and support costs returned to normalized levels from the cost mitigation actions taken in 2020 in response to COVID-19 and increased costs relating to the strategic review impacted the current period.

Impairment Charges

For the nine months ended September 30, 2020, we recorded a non-cash impairment of $16 million, net of tax benefit of $3 million, which represents the carrying amount of our Covanta Environmental Solutions ("CES") reporting unit in excess of its estimated fair value as of the interim goodwill impairment testing date.

CONSOLIDATED RESULTS OF OPERATIONS — NON-OPERATING INCOME ITEMS

Three and Nine Months Ended September 30, 2021 and 2020

Other (Expense) Income:

	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
	2021	2020	2021	2020	Three Months	Nine Months

	(In millions)
Interest expense	$(31)	$(32)	$(94)	$(100)	$1	$6
Net gain on sale of business and investments	—	—	—	9	—	(9)
Loss on extinguishment of debt	—	(12)	—	(12)	12	12
Other expense	(1)	—	(1)	(2)	(1)	1
Total expense	$(32)	$(44)	$(95)	$(105)	$12	$10

During the nine months ended September 30, 2020, we recorded a $9 million gain in connection with the financial close of our Newhurst development project.

During the three and nine months ended September 30, 2020, we recorded a $12 million loss on extinguishment of debt comprised of approximately $10 million related to the redemption of the 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of our tax-exempt bonds.

Income Tax (Expense) Benefit:

	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase (Decrease)
	2021	2020	2021	2020	Three Months	Nine Months

	(In millions, except percentages)
Income tax (expense) benefit	$(14)	$(3)	$(8)	$6	$(11)	$(14)
Effective income tax rate	33%	52%	45%	11%	N/A	N/A

The difference between the effective tax rates for the three and nine months ended September 30, 2021 and 2020, respectively, was primarily due to the effect of the overall increase in pre-tax income and decrease in discrete tax expense, that is driven by non-recurring adjustments.

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

We use Adjusted EBITDA to provide additional ways of viewing aspects of operations that, when viewed with the GAAP results provide a more complete understanding of our core business. As we define it, Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income including the effects of impairment losses, gains or losses on sales, dispositions or retirements of assets, adjustments to reflect the Adjusted EBITDA from our unconsolidated investments, adjustments to exclude significant unusual or non-recurring items that are not directly related to our operating performance plus adjustments to capital type expenses for our service fee facilities in line with our credit agreements. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends. As larger parts of our business are conducted through unconsolidated investments, we adjust EBITDA for our proportionate share of the entity's depreciation and amortization, interest expense, tax expense and other adjustments to exclude significant unusual or non-recurring items that are not directly related to the entity's operating performance, in order to improve comparability to the Adjusted EBITDA of our wholly owned entities. We do not have control, nor have any legal claim to the portion of our unconsolidated investees' revenues and expenses allocable to our joint venture partners. As we do not control, but do exercise significant influence, we account for these unconsolidated investments in accordance with the equity method of accounting. Net income (loss) from these investments are reflected within our consolidated statements of operations in Equity in net income from unconsolidated investments.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively, reconciled for each such period to net income (loss) and net cash provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)
Net income (loss)	$30	$5	$13	$(40)
Depreciation and amortization expense	63	54	175	168
Interest expense	31	32	94	100
Income tax expense (benefit)	14	3	8	(6)
Impairment charges (a)	—	—	—	19
Net gain on sale of businesses and investments (b)	—	—	—	(9)
Loss on extinguishment of debt (c)	—	12	—	12
Loss on sale of assets	2	—	1	2
Property insurance recoveries, net	(1)	—	(1)	—
Accretion expense	1	1	2	2
Business development and transaction costs (d)	7	1	11	1
Severance and reorganization costs	—	1	5	2
Stock-based compensation expense	5	5	23	19
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	19	18
Capital type expenditures at client owned facilities (e)	6	5	27	24
Other (f)	5	3	8	9
Adjusted EBITDA	$169	$128	$385	$321
(a)During the nine months ended September 30, 2020, we recorded a $19 million non-cash impairment charge related to our CES reporting unit.
(b)During the nine months ended September 30, 2020, we recorded a $9 million gain related to the Newhurst Energy Recovery Facility development project.
(c)During the nine months ended September 30, 2020, we recorded a $12 million loss on extinguishment of debt, comprised of approximately $10 million related to the redemption of our 5.875% Senior Notes due 2024 and approximately $1 million related to the refinancing of certain Tax-Exempt Bonds.
(d)During the three and nine months ended September 30, 2021, we recorded $7 million and $11 million, respectively, of legal, accounting and other expenses in connection with our merger related activities.
(e)Adjustment for capital equipment related expenditures at our service fee operated facilities which are capitalized at facilities that we own.
(f)Added back under the definition of Adjusted EBITDA in Covanta Energy, LLC's credit agreement.

The following is a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$90	$36	$247	$191
Capital type expenditures at client owned facilities (a)	6	5	27	24
Cash paid for interest	52	56	112	104
Cash paid for taxes	2	2	4	3
Equity in net income from unconsolidated investments	2	2	3	3
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	6	6	19	18
Dividends from unconsolidated investments	—	—	(4)	(3)
Adjustments for working capital and other	11	21	(23)	(19)
Adjusted EBITDA	$169	$128	$385	$321
(a) See Adjusted EBITDA — Note (e).

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

The previously announced EQT Merger would constitute a Change of Control under our existing Credit Facilities. We anticipate repaying our existing Credit Facilities in full at the closing of the EQT Merger. In connection with the Merger, certain lenders have committed to provide Covert Mergeco, Inc., the acquiring entity, with debt financing in an aggregate principal amount of up to $3 billion, including up to $440 million in a new revolving credit facility.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, service our debt and invest in the growth of our business. We believe that our liquidity position and ongoing cash flow from operations will be sufficient to finance these requirements for at least the next twelve months.

Other Factors Affecting Liquidity

As of September 30, 2021, we held unrestricted cash balances of $54 million, of which $41 million was held by international subsidiaries and not generally available for near-term liquidity in our domestic operations. In addition, as of September 30, 2021, we held restricted cash balances of $25 million. Restricted funds held in trust are generally amounts received and held by third-party trustees relating to certain projects we own or held as collateral in support of hedging activities. We generally do not control these accounts and these funds may be used only for specified purposes.

As of September 30, 2021, we had unutilized capacity under our Revolving Credit Facility of $474 million and were in compliance with all of the covenants under our Credit Facilities. For additional information regarding the Credit Facilities, see Item 1. Financial Statements — Note 12. Consolidated Debt.

During the three months ended September 30, 2021, dividends declared to stockholders were $11 million or $0.08 per share. Such amounts were paid on October 15, 2021.

Other than mandatory repayments that may be triggered by the EQT Merger, we do not face any significant debt maturities until 2023 when our Credit Facilities would otherwise mature. The majority of our capital structure (approximately 80%) is either fixed rate or swapped to fixed. Our floating exposures are the U.S. Dollar London Interbank Offered Rate ("USD LIBOR") based and will fluctuate with USD LIBOR, and current USD LIBOR rates are lower than those prevailing at the same time last year. Further, we believe that we have significant covenant flexibility under the maintenance covenants of our Credit Facilities and expect to remain in full compliance with these covenants.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2021 and 2020

Net cash provided by operating activities for the nine months ended September 30, 2021 was $247 million, an increase of $56 million from the same period in the prior year due to an increase in operating income as discussed above.

Net cash used in investing activities for the nine months ended September 30, 2021 was $116 million a decrease of $19 million from the same period in the prior year due to a decrease in capital expenditures and lower investment in UK projects.

Net cash used in financing activities for the nine months ended September 30, 2021 was $123 million, as compared to $68 million used in financing activities from the same period in the prior year, with lower dividend payments and lower net revolver borrowings in the current year.

Supplemental Information on Unconsolidated Non-Recourse Project Debt

Below is a summary of our proportion of non-recourse project debt held by unconsolidated equity investments as of September 30, 2021 (in millions):

	Total Project Debt	Percentage Ownership	Proportionate Unconsolidated Project Debt	Project Stage
Dublin (Ireland) (1)	$406	50%	$203	Operational
Earls Gate (UK) (2)	147	25%	37	Under construction
Rookery (UK) (3)	341	40%	136	Under construction
Zhao County (China) (4)	67	26%	17	Under construction
Newhurst (UK) (5)	211	25%	53	Under construction
Protos (UK) (6)	147	37.5%	55	Under construction
Total	$1,319		$501
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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the three and nine months ended September 30, 2021 and 2020, reconciled for each such period to net cash provided by operating activities, which we believe to be the most directly comparable measure under GAAP.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)
Net cash provided by operating activities	$90	$36	$247	$191
Changes in restricted funds - operating (a)	(8)	2	(10)	—
Software implementation expenditures (b)	(1)	(1)	(2)	(2)
Maintenance capital expenditures (c)	(21)	(35)	(94)	(107)
Free Cash Flow	$60	$2	$141	$82

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

(c) Purchases of property, plant and equipment are also referred to as capital expenditures. Capital expenditures that primarily maintain existing facilities are classified as maintenance capital expenditures. The following table provides the components of total purchases of property, plant and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Maintenance capital expenditures	$(21)	$(35)	$(94)	$(107)
Net maintenance capital expenditures paid but incurred in prior periods	(1)	—	(11)	2

Total ash processing system	(1)	(3)	(2)	(11)
Capital expenditures associated with other organic growth initiatives	(2)	—	(2)	(1)
Total capital expenditures associated with growth investments (d)	(3)	(3)	(4)	(12)
Total purchases of property, plant and equipment	$(25)	$(38)	$(109)	$(117)

(d) Total growth investments represents investments in growth opportunities, including organic growth initiatives, technology, business development, and other similar expenditures, net of third party loans collateralized by unconsolidated project equity.

Capital expenditures associated with growth investments	$(3)	$(3)	$(4)	$(12)
UK business development projects	—	—	—	(9)
Investment in equity affiliate	(2)	(1)	(6)	(11)
Less: Third party project loan proceeds collateralized by project equity	—	—	—	9
Total growth investments	$(5)	$(4)	$(10)	$(23)

Recent Accounting Pronouncements
See Item 1. Financial Statements — Note 2. Recent Accounting Pronouncements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties, which could result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2021 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There were no material changes during the nine months ended September 30, 2021 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our system of internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning March 16, 2020, all corporate and field administrative employees transitioned to working primarily from home, while essential plant employees continue to report to their facilities. Effective September 14, 2020, we reopened our headquarters office in Morristown, NJ at a limited capacity, but most employees based in Morristown have continued to work primarily from home. Effective September 2021, these employees returned to the Morristown office under a flexible work program. Despite these changes to the working environment, we have not experienced any material impact to our internal controls over financial reporting during the quarter ended September 30, 2021. We will continue to monitor the effects of the COVID-19 pandemic on our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, see Item 1. Financial Statements — Note 14. Commitments and Contingencies, which information is incorporated herein by reference.

Item 1A. RISK FACTORS

Risks Relating to the Merger Agreement

On July 14, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) with an affiliate of EQT Infrastructure (the “EQT Affiliate”) pursuant to which, among other things, we will merge with and into an EQT Affiliate (the “Merger”) and become a wholly-owned subsidiary of such EQT Affiliate. See Part I, Item 1. Financial Statements — Note 1. Organization and Basis of Presentation of this report. For additional information regarding the Merger Agreement and the Merger, please see our Current Report on Form 8-K filed with the SEC on July 16, 2021. On October 12, 2021, Covanta’s stockholders approved this acquisition of Covanta by EQT. In addition to the risks we identified in our 2020 Annual Report on Form 10-K, we have identified the following risks related to the Merger, among others:

There is no assurance when or if the Merger will be completed.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, obtainment of all required approvals under antitrust and foreign direct investment laws of certain jurisdictions; obtainment of certain consents, approvals and other authorizations of governmental entities; absence of certain legal impediments to the consummation of the Merger; the accuracy of the representations and warranties of the parties to the Merger Agreement to the extent required under the Merger Agreement; the performance in all material respects by each party of all obligations and covenants; and, with respect to the EQT Affiliate’s obligation to consummate the Merger, since the date of the Merger Agreement, no material adverse effect with respect to the Company. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the Merger.

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

The Merger will happen only if certain conditions are met. Many of the conditions are outside our control, and both we and the EQT Affiliate also have the right to terminate the merger agreement in certain circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, distributors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

The Merger may not be consummated if we do not receive approval from certain regulatory authorities, and delays in such approval increase the likelihood that we will experience a material adverse event.

The consummation of the Merger is subject to a number of regulatory approvals, including (i) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and approvals required under certain foreign antitrust laws, (ii) approval by the Committee on Foreign Investment in the United States, (iii) approval by the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act, as amended, (iv) certain approvals by the Federal Communications Commission, (v) approval by the New Jersey Department of Environmental Protection and (vi) the absence of certain legal impediments to the consummation of the Merger (each of clause (i) through clause (vi), collectively, the “Required Approvals”). As of October 28, 2021, (i) the required waiting period under the HSR Act has expired and the approvals required under applicable foreign antitrust laws have been obtained, (ii) approval by the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act, as amended, has been obtained and (iii) applicable approvals by the Federal Communications Commission have been obtained. There can be no assurance that the remaining Required Approvals will be obtained or that no material adverse event will occur with respect to us before we receive the remaining Required Approvals, if at all, or waivers in respect thereof, if any.

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

We may be a target of securities class action derivative and other lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements. Indeed, since the announcement of the Merger through October 28, 2021, ten lawsuits have been filed by purported shareholders against us and members of our board of directors. While all of those lawsuits have been dismissed, there can be no guarantees that additional lawsuits will not be filed. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Lawsuits filed in connection with the Merger against the Company and/or its respective directors and officers could prevent or delay the consummation of the Merger, including through an injunction, and result in additional costs to us. The ultimate resolution of any lawsuits cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger. We cannot currently predict the outcome of any lawsuits or claims.

Except as noted in the preceding paragraphs, there have been no material changes for the nine months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

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
Date: October 28, 2021